Form 10QSB
period 1996-03-31
IMSCO INC /MA/
filed 1996-05-21
CIK 924396

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON MAY 14, 1996,
             PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, l996
                                 --------------

Commission file number   0-24520
                         -------

                                  IMSCO, INC.
                                  -----------

                     (Exact name of small business issuer as
                           specified in its charter)

        Massachusetts                           04-3021770
        -------------                           ----------
      (State or other jurisdiction              (IRS Employer
  of incorporation or organization)             Identification No.)

            40 Bayfield Drive, North Andover, Massachusetts 01845
            -----------------------------------------------------
                   (Address of principal executive offices)

                                 (508) 689-2080
                                 --------------
                          (Issuer's telephone number)
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .
    ---     ---
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,994,839.
                                                  ----------

                        PART I - Financial Information

Item  1.    Financial Statements.
            ---------------------

            See pages FS-1 to FS-4.

Item  2.    Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
Results of Operations.
- - ----------------------

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING MARCH 31, 1996; COMPARED WITH MARCH 31, 1995.

      Net losses decreased from $90,064 for the three months ending March 31, l995 to $23,599 for the three months ending March 31, l996. The Company had no revenues or operating income for the quarters ended March 31, l995 and March 31, l996 from continuing operations. Total general, administrative and development expenses were $23,599 for l996 in comparison to $90,064 for 1995. The decrease in these costs from l995 to l996 was primarily due to more outside research and development being performed in l996 by third parties which was offset in large part by less salaries and wages being incurred internally by the Company in l996 as the Company continues further product research, development and refinement on its Decaffamatic separation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

      At March 31, l995, the Company had total assets of $59,270, total liabilities of $40,403, and total stockholders equity of $18,867. At March 31, l996, the Company had total assets of $7,336, a 87.6% decrease from 1995, total liabilities of $61,297, a 51.6% increase from l995, and a total stockholders' deficit of $53,961, instead of a stockholders' equity of $18,867 for l995.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital deficit position as of March 31, l996 of $58,607 in comparison to working capital as of March 31, l995 of $14,271. The Company had an accumulated deficit of $1,491,149 for the period ended March 31, l995 in comparison to an accumulated deficit of $1,870,960 for the period ended March 31, l996. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

      For the three months ended March 31, l995 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts and from $20,000 in cash received from the Company's subsidiary, Decaf Products, Inc.("DPI"), relating to joint product development and administrative services provided by the Company to DPI.

     The Company does not currently possess a bank source of financing.

      The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

      (a) attempting to raise additional funds through the sale of equity securities to persons or entities who are not presently stockholders of the Company;

      (b)  attempting to obtain a bank line of credit; and

      (c) should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.

      The Company's ability to continue in business as a going concern depends upon its ability to generate licensing fees and royalties from the sale of its technology and products, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain financing through the additional issuance of equity securities is limited under its present capital structure because the Company currently has issued and outstanding shares of its Common Stock that are close to the number of shares of Common Stock authorized in its Certificate of Incorporation. For the Company to obtain additional capital through the issuance of its equity securities, it would therefore require an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock, which action would require the approval of the Company's Board of Directors and shareholders, or alternatively a so-called "reverse" stock split, wherein the existing shareholders and the Board of Directors would need to approve of a capital reorganization that results in the same authorized capital but fewer shares outstanding. For this reason, among others, the Company has begun to license various applications of its core electrostatic separation technology to newly formed industry focused subsidiary companies that may have capital structures which permit them to obtain financing more readily than the Company as currently configured. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company presently cannot assure. Similarly, the Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue and net worth. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements without licensing fees and royalties. Any such reductions of expenditures might materially adversely affect the ability of the Company to produce competitive products and services and to market these effectively.

      The Company's long term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the ability of the Company to obtain licensing arrangements, and the demand for its products if and when approved.

      The Company intends to rely on third-party licensees to fund the advanced portions of its development costs, obtain regulatory approvals, manufacture and market the Company's products. In the event the Company decided to self-fund product development, obtain regulatory approvals, manufacture and market its products on its own behalf, it would require significant additional funds. No assurance can be given that such funds would be available on terms satisfactory to the Company, if at all.

      Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its existing cash and cash equivalents, together with the anticipated revenue from the DPI Licensing Agreement will be sufficient to meet its operating expenses and capital expenditures requirements for the year ended December 31, 1996. However, if these payments are not received or there are unforeseen costs or expenses, there can be no assurance that the Company would have capital resources from other areas to be able to continue as a going concern.

                          PART II - Other Information

            Not Applicable.

                         INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, l995

 (unaudited) and March 31, l996 (unaudited).................FS-1

Statement of Income (Loss) for the three

 months ended March 31, l995 and l996 (unaudited)...........FS-2

Statement of Cash Flows for the three

 months ended March 31, 1995 and 1996 (unaudited)...........FS-3

Statement of Stockholders' Equity (Deficit) for the three
 months ended March 31, 1995 and 1996 (unaudited)...........FS-4

                                         IMSCO, INC.
                               a development stage enterprise

                                        BALANCE SHEET
                            AT MARCH 31, 1995 and MARCH 31, 1996

                                                          March 31,    March 31,
                                                            1996        1995
                                                            ----        ----
ASSETS

CURRENT ASSETS

      Cash and equivalents .........................   $   2,990       54,674
      Stock subscription receivable ................           0            0
                                                              --           --

      TOTAL CURRENT ASSETS .........................       2,990       54,674

FIXED ASSETS - Note 1

      Property and equipment .......................      76,672       76,772
      Leasehold Improvements .......................       4,900        4,900
      Accumulated Depreciation .....................     (78,246)     (78,246)
                                                         -------      -------

      NET FIXED ASSETS .............................       3,326        3,426
                                                           -----        -----

ORGANIZATION COSTS net of amortization .............         100          100
DEPOSITS ...........................................         390          540
DUE FROM OFFICERS ..................................         530          530
                                                             ---          ---

TOTAL ASSETS .......................................    $  7,336    $  59,270


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts Payable .............................   $  51,427    $  33,799
      Accrued Expenses .............................       8,372
      Accrued Payroll Taxes ........................       1,498        6,604
                                                           -----        -----

TOTAL CURRENT LIABILITIES ..........................      61,297       40,403

STOCKHOLDERS' EQUITY (DEFICIT)

      Common Stock - authorized 3,000,000
      shares at $.001 par value; 2,994,839
      and 2,805,190 shares issued and
      outstanding at March 31,
      1996 and 1995,
      respectively   ...............................       2,995        2,805

      Additional paid-in capital ...................   1,814,004    1,507,111
      Deficit Accumulated: .........................  (1,250,052)    (870,241)
      Discontinued Operations ......................    (620,908)    (620,908)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............     (53,961)      18,867
                                                         -------       ------

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY (DEFICIT) ...................................   $   7,336    $  59,270
                                                         =========    =========

                The following notes are an integral part of these statements.

                                            FS-1


                                         IMSCO, INC.

                               a development stage enterprise

                                   STATEMENT OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 AND CUMULATIVE
           AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)

                                      TO MARCH 31, 1996

                                                                            Cumulative  amounts
                                                                                  from  current
                                                    1996            1995       development stage
                                                    ----       ---------       -----------------

DEVELOPMENT EXPENSES                             $  9,566       $     95      $ 152,591

SALARIES AND WAGES                                      0         25,000        203,762

OFFICER SALARIES                                        0         43,200        271,694

PAYROLL TAXES                                           0          3,366         45,264

OUTSIDE LABOR                                           0              0        120,350

PROFESSIONAL SERVICES                               2,500          3,120        227,562

RENT                                                3,613          3,613         61,141

INSURANCE                                           3,267          2,860         35,761

TRAVEL AND BUSINESS MEETINGS                          928          3,297         32,248

AUTO EXPENSE                                          448          1,261         21,024

TELEPHONE AND UTILITIES                             1,482          1,434         25,980

OFFICE EXPENSES                                       619          1,160         14,961

EQUIPMENT RENTAL                                        0              0          3,462

CONTRIBUTIONS                                         375              0            410

CORPORATE FEES                                        802            723         34,911
                                                      ---            ---         ------
TOTAL GENERAL, ADMINISTRATIVE

AND DEVELOPMENT EXPENSE                          $ 23,599         89,129      1,251,120
                                                  -------         ------      ---------

OTHER INCOME (EXPENSE):

DIVIDEND AND INTEREST INCOME                            0              0          3,070
INTEREST EXPENSE                                        0           (935)        (1,547)

LOSS BEFORE INCOME TAXES                          (23,599)       (90,064)    (1,249,597)
PROVISION FOR INCOME TAX                                0              0           (456)
NET LOSS FROM DEVELOPMENT                         (23,599)       (90,064)    (1,250,052)

LOSS FROM DISCONTINUED OPERATIONS

(NOTE 1)

NET LOSS                                          (23,599)       (90,064)    (1,250,052)
                                                  =======        =======     ==========
LOSS PER SHARE (NOTE 1)                           $  (.01)        $ (.03)       $  (.42)


              The accompanying notes are an integral part of these statements


                                   IMSCO, INC.

                         a development stage enterprise

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
 AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)

                                                                                                       Cumulative Amounts
                                                                                                             from current
                                                                          1996             1995         development stage
                                                                          ----             ----         -----------------
Cash flows from operating activities:

         Cash received from dividends and interest                                        $3,070         $3,070
         Cash received from customers                                                                    57,004
         Cash received from research and testing                                                          8,187
         Cash received from unemployment taxes                                                              170
         Cash received from travel reimbursements
         and other rebates                                                                   408            938
         Cash paid to suppliers and employees                            ($25,645)      (320,126)    (1,069,747)
                                                                                                    -----------
             Net cash provided by operating activities                    (25,645)      (316,648)    (1,000,378)

Cash flows from investing activities:

         Prepaid research testing                                                                        (7,734)
         Purchase of Fixed Assets                                                                        (2,548)
                                                                                                         -------

              Net cash provided by investing activities                                        0        (10,282)

Cash flows from financing activities:

         Cash flow for non-deductible expenses

         Interim loan financing                                                                          85,000
         Proceeds from issuance of common stock                            20,000        162,000        942,756
                                                                      -----------    -----------    -----------
              Net cash provided by financing activities                    20,000        162,000      1,027,756

Net Increase in cash and cash equivalents                                  (5,645)      (154,648)        17,097

Cash and cash equivalents at beginning of year                              8,634        163,282        (14,107)

Cash and cash equivalents at end of year                                   $2,990         $8,634         $2,990
                                                                           ======         ======         ======

         RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


         Net Loss                                                        ($23,599)      (406,086)   ($1,250,053)
         Decrease in Due from Officers                                                                     (650)
         Depreciation and Amortization                                                                     2,613
         Stock issued to retire debt / services                                          107,013         223,483
         Increase (Decrease) in Accounts Payable                           (1,500)       (14,798)        (13,024)
         Increase (Decrease) in Accrued Payroll Taxes                        (546)       (11,399)          1,498
         Increase (Decrease) in Accrued Expenses                                           8,372           8,372
         Decrease in Utility Deposits                                                        150           4,285
         Decrease in Accounts Receivable                                                                   2,998
         Decrease in Inventory and Assets                                                    100          20,100
                                                                                             ---          ------
                       Total adjustments                                   (2,046)        89,438         249,675

         Net cash provided by operating activities                       ($25,645)     ($316,648)    ($1,000,378)


          The following notes are an integral part of these statements.

                                      FS-3


                                   IMSCO, INC.

                         a development stage enterprise
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE
                        THREE MONTHS ENDED MARCH 31, 1996

                                                                                   Total
                                                                                  Stock-
                                                  Additional                     holders'
                                        Common      Paid-in        Accumulated    Equity
                                         Stock      Capital        Deficit      (Deficit)
                                        ------     ----------      ------------  -------
Balance at December 31, 1994         $   2,751    $ 1,525,235    ($1,441,276)   ($86,710)

Issuance of 82,444 shares of $.001

par value for $1.25 per share               83        102,417                    102,500

Issuance of shares of $.001 par

value for $1.25 per share                   14         17,986                     18,000

Issuance of shares of $.001 par
value for contract services

performed                                  119        106,894                    107,013

Issuance of shares of $.001 par

value for $1.55 per share                   11         16,989                     17,000

Issuance of shares of $.001 par

value for $1.50 per share                   17         24,483                     24,500

Loss from development for the

year ended December 31, 1995                                        (406,086)   (406,086)
                    --- ----             -----      ---------       --------    --------

Balance at December 31 ,1995             2,995      1,794,004     (1,847,362)    (50,363)
                    == =====             =====      =========     ==========     =======

Issuance of DPI Additional Paid

in Capital for $2.00 per share                       $ 20,000                   $ 20,000

Loss from development for the

period January 1 through March
31, 1996                                                             (23,599)

Balance at March 31, 1996                2,995      1,814,004     (1,870,960)    (53,961)



















        The accompanying notes are an integral part of these statements.

                                      FS-4

                                         SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, l996                              IMSCO, Inc.


                                           /s/ Sol L. Berg
                                          --------------------------------
                                          Sol L. Berg
                                          President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)