Form 10QSB
period 1996-06-30
IMSCO INC /MA/
filed 1996-08-13
CIK 924396

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, l996

     Commission file number   0-24520


                            IMSCO TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)


                Delaware                              04-3021770
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification No.)


              40 Bayfield Drive, North Andover, Massachusetts 01845
                    (Address of principal executive offices)

                                 (508) 689-2080
                           (Issuer's telephone number)

                                   IMSCO, INC.
                 (Former name, former address and former fiscal
                       year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,999,839.

                         PART I - Financial Information


Item 1. Financial Statements.

     See pages F-1 to F-4.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDING JUNE 30, l996; COMPARED WITH JUNE 30, l995.

     Net losses decreased from $237,691 for the six months ended June 30, l995 to $39,432 for the six months ending June 30, l995, an 83% deficit reduction. The Company had no revenues or operating income for the six months ended June 30, l995 and June 30, l996 from continuing operations. For the six months ended June 30, l996, the Company earned no interest on its interest bearing investment account. $525 was earned for the comparable period in l995. Total general, administrative and development expenses were $37,673 for 1996 in comparison to $238,216 for l995. The decrease in these costs from l995 to l996 was primarily due to decreased staffing and wages paid for research and development. The Company incurred costs in l995 as the Company performed and completed product research, development and refinement on its Decaffamatic separation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $.01 for the six months ended June 30, l996 in comparison to a loss per share of $.08 for the comparable six month period in l995.

     At June 30, l995, the Company had total assets of $58,184, total liabilities of $25,990, and total stockholders' equity of $32,194. At June 30, l996, the Company had total assets of $8,074, a decrease of 86% from the comparable period in l995, total liabilities of $67,869 an increase of $41,879 from l995, and a stockholders' deficit of $59,795, in comparison to a stockholders' equity of $32,194 in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had a positive working capital position as of June 30, l995 of $27,598 in comparison to a working capital deficit position as of June 30, l996 of $63,611. The Company had an accumulated deficit of $1,638,776 at the period ended June 30, l995 in comparison to an accumulated deficit of $1,886,794 at the period ended June 30, l996. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

     For the three months ended June 30, l996 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

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

     The Company's ability to continue in business as a going concern depends upon its ability to generate licensing fees and royalties from the sale of its technology and products, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through the placement of its common stock. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company presently cannot assure. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements without licensing fees and royalties. Any such reductions of expenditures might materially adversely affect the ability of the Company to produce competitive products and services and to market these effectively.

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

     The Company intends to rely on third-party licensees to fund the advanced portions of its development costs, obtain regulatory approvals, manufacture and market the Company's products. In the event the Company decided to self-fund product development, obtain regulatory approvals, manufacture and market its products on its own behalf, it would require significant additional funds. No assurance can be given that such funds would be available on terms satisfactory to the Company, it at all.

     The Company believes that its existing cash and cash equivalents, together with the net proceeds from an anticipated private placement and anticipated cash flow from operations will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 6 months. However, if such private placement efforts are unsuccessful, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.


                           PART II - Other Information

     Not Applicable.

                          INDEX TO FINANCIAL STATEMENTS



Balance Sheet at June 30, l995
  (unaudited) and June 30, l996 (unaudited)...........................  F-1

Statement of Income (Loss) for the six
  months ended June 30, l995 and l996 (unaudited).....................  F-2

Statement of Cash Flows for the six
  months ended June 30, 1995 and 1996 (unaudited).....................  F-3

Statement of Stockholders' Equity (Deficit) for the six
  months ended June 30, 1995 and 1996 (unaudited).....................  F-4

                                  IMSCO, INC.
                         a development stage enterprise
                                 BALANCE SHEET
                       AT JUNE 30, 1996 AND JUNE 30, 1995


                                               June 30,          June 30,
                                                 1996              1995
                                               -------           --------

ASSETS
     Cash and equivalents                   $   4,258            $ 53,588
     Stock subscription receivable                  0                   0
                                                    -                   -

     TOTAL CURRENT ASSETS                       4,258              53,588

FIXED ASSETS -  Note 1
     Property and Equipment                    76,672              76,772
     Leasehold Improvements                     4,900               4,900
     Accumulated Depreciation                 (78,246)            (78,246)
                                            ---------            --------
     NET FIXED ASSETS                           3,326               3,426
                                            ---------            --------

ORGANIZATION COSTS net of amortization            100                 100
DEPOSITS                                          390                 540
DUE FROM OFFICERS                                   0                 530
                                            ---------            --------

TOTAL ASSETS                                $   8,074            $ 58,184
                                            =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                       $  49,927            $ 22,299
     Loan from Officer                          9,570                   0
     Accrued Expenses                           8,372                   0
     Accured Payroll Taxes                          0               3,691
                                            ---------            --------
TOTAL CURRENT LIABILITIES                      67,869              25,990

STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock- authorized
     3,000,000 shares at $.001
     par value; 2,999,839 and
     2,866,869 shares issued and
     outstanding at June 30,
     1996 and 1995                              3,000              2,867
     respectively

     Additional paid-in capital            1,823,999           1,668,103
     Deficit Accumulated:
     Development Stage                    (1,265,886)         (1,017,868)
     Discontinued Operations                (620,908)           (620,908)

TOTAL STOCKHOLDER' EQUITY (DEFICIT)          (59,795)             32,194
                                            --------             -------

TOTAL LIABILITIES AND STOCKHOLDER'
EQUITY (DEFICIT)                            $  8,074             $ 58,184
                                            ========             ========


         The following notes are an integral part of these statements.

                                  IMSCO, INC.
                         a development stage enterprise
                            STATEMENT OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 AND CUMULATIVE
     AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)
                                TO JUNE 30, 1996

                                                             Cumulative amounts
                                                                from current
                                     1996           1995     development stage
                                     ----           ----     -----------------

DEVELOPMENT EXPENSES               $10,218        $23,351       $ 153,243

SALARIES AND WAGES                       0         50,000         203,762

OFFICER SALARIES                         0         73,200         271,694

PAYROLL TAXES                            0         10,446          45,264

OUTSIDE LABOR                            0              0         120,350

PROFESSIONAL SERVICES                2,500         53,881         227,562

RENT                                 7,225          7,225          64,754

INSURANCE                            6,828          6,832          39,322

TRAVEL AND BUSINESS MEETINGS         3,012          6,414          34,332

AUTO EXPENSE                           683          1,511          21,259

TELEPHONE AND UTILITIES              2,970          2,503          27,468

OFFICE EXPENSES                      2,100          2,853          16,442

EQUIPMENT RENTAL                         0              0           3,462

CONTRIBUTIONS                          375              0             410

CORPORATE FEES                       1,762              0          35,871
                                    ------        -------       ---------
TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE            $37,432        238,216       1,265,194
                                   -------        -------       ---------
OTHER INCOME (EXPENSE):
DIVIDEND AND INTEREST INCOME             0            525           3,070
INTEREST EXPENSE                    (1,759)             0          (3,306)

LOSS BEFORE INCOME TAXES           (39,432)      (237,691)     (1,265,194)
PROVISION FOR INCOME TAX                 0              0            (456)
NET LOSS FROM DEVELOPMENT          (39,432)      (237,691)     (1,265,886)
                                    ------        -------       ---------
LOSS FROM DISCOUNTINUED OPERATIONS
(Note 1)
NET LOSS                           (39,432)       (237,691)    (1,265,886)
                                    ======         =======      =========
LOSS PER SHARE (Note 1)              $(.01)          $(.08)        $ (.42)

        The accompanying notes are an integral part of these statements.

                                  IMSCO, INC.
                         a development stage enterprise
                            STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 AND CUMULATIVE
     AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)


                                                                                Cumulative amounts
                                                                                    from current
                                                         1996           1995     development stage
                                                      --------        --------  ------------------

Cash flows from operating activities:

     Cash received from dividends and interest                         $  525            $3,070
     Cash received from customers                                                        57,004
     Cash received from research and testing                                              8,187
     Cash received from unemployment taxes                                                  170
     Cash received from travel reimbursements
     and other rebates                                                                      938
     Cash paid to suppliers and employees             ($43,946)       (201,632)      (1,088,048)
                                                      --------         -------        ---------
          Net cash provided by operating activities   ($43,946)       (201,107)      (1,018,679)

Cash flows from investing activities:

     Prepaid research testing                                                             (7,734)
     Purchase of Fixed Assets                                                             (2,548)
                                                                                       ---------
          Net cash provided by financing activities          0               0           (10,282)

Cash flows from financing activities:
     Cash flow for non-deductible expenses                              (1,087)
     Interim loan financing from officer                 9,570                            94,570
     Proceeds from issuance of common stock             30,000          92,500           952,756
                                                        ------         -------         ---------

          Net cash provided by financing activities     39,570          91,413         1,047,326

Net Increase in cash and cash equivalents               (4,376)       (109,694)           18,365

Cash and cash equivalents at beginning of year           8,634         163,282           (14,107)

Cash and cash equivalents at end of year                $4,258         $53,588            $4,258
                                                        ======         =======         =========

    RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Loss                                              ($39,432)      ($237,691)      ($1,265,886)

Decrease in Due from officers                              530                              (120)
Depreciation and Amortization                                                              2,613
Stock isued to retire debt services                                     69,541           223,483
Increase (Decrease) in Accounts Payable                 (3,000)        (23,205)          (14,524)
Increase (Decrease) in Accrued Payroll Taxes            (2,044)         (9,752)                0
Increase (Decrease) in Accrued Expenses                                                    8,372
Decrease in Utility Deposits                                                               4,285
Decrease in Accounts Receivable                                                            2,998
Decrease in Inventory and Assets                                                          20,100
                                                                                     -----------
     Total adjustments                                  (4,514)          36,584          247,207

Net cash provided by operating activities             ($43,946)       ($201,107)     ($1,018,679)

         The following notes are an integral part of these statements.

                                  IMSCO, INC.
                         a development stage enterprise
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996

                                                                                                        Total
                                                                                                        Stock
                                                     Additional                                        holders'
                                        Common        Paid-in                Acumulated                Equity
                                         Stock        Capital                  Deficit                (Deficit)
                                         -----        -------                  -------                ---------

Balance at December 31, 1994            $2,751       $1,525,235             ($1,441,276)              ($86,710)

Issuance of 82,44 shares of $.001
par valued for $1.25 per share              83          102,417                                        102,500

Issuance of shares of $.001 par
value for $1.25 per share                   14           17,986                                         18,000

Issuance of shares of $.001 par
Value for contract services
performed                                  119          106,894                                        107,013

Issuance of shares of $.001 par
value for $1.55 par share                   11           16,989                                         17,000

Issuance of shares of $.001 par
value for $1.50 per share                   17           24,483                                         24,500

Loss from development for the
year ended December 31, 1996                                                   (406,086)              (406,086)
                                         -----        ---------               ---------                 ------
Balance at Decembeer 31, 1995            2,995        1,794,004              (1,847,362)               (50,363)
                                         =====        =========               =========                 ======

Issuance of DPI Additional Paid
in Capital for $2.00 per share                          $20,000                                        $20,000

Loss from development for the
period January 1 through March
31,1996                                                                         (23,599)               (23,599)

Balance at March 31, 1996               2,995         1,814,004              (1,870,961)               (53,962)

Issuance of shares of $.001 par
value for $2,00                             5             9,995                                         10,000

Loss from development for the
period April 1 through June
30, 1996                                                                        (15,833)               (15,833)

Balance at June 30, 1996              $3,000         $1,823,999             ($1,886,794)              ($59,795)

        The accompanying notes are an integral part of these statements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 12, l996                       IMSCO, Inc.


                                      /s/ Sol L. Berg
                                      --------------------------------
                                      Sol L. Berg
                                      President
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)