Form 10QSB
period 1996-09-30
IMSCO INC /MA/
filed 1996-11-12
CIK 924396

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, l996

Commission file number 0-24520


                            IMSCO TECHNOLOGIES, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


        Delaware                                        04-3021770
        --------                                        ----------
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

                                   IMSCO, INC.
                                   -----------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,250,000.

                         PART I - Financial Information

Item 1.   Financial Statements.

          See pages FS-1 to FS-4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING SEPTEMBER 30, l996; COMPARED WITH SEPTEMBER 30, l995.

      Net losses increased from $106,025 for the three months ended September 30, l995 to $405,993 for the three months ending September 30, l996, a 283% increase. The Company had no revenues or operating income for the three months ended September 30, l995 and September 30, l996 from continuing operations. For the three months ended September 30, l995, the Company earned $2,510 in interest on its interest bearing investment account. No interest was earned for the comparable period in l996. Total general, administrative and development expenses were $108,535 for 1995 in comparison to $405,993 for l996. The increase in these costs from l995 to l996 was primarily due to increased business consultants' fees, staffing and wages and salaries for research and development being performed in l996 than incurred in l995 as the Company continues further product research, development and refinement on its Decaffamatic and other separation technologies. All research and development costs were expended currently in the year incurred, rather than capitalized. This resulted in a loss per share of $.12 for the three months ended September 30, l996 in comparison to a loss per share of $.04 for the comparable three month period in l995.

      At September 30, l995, the Company had total assets of $27,014, total liabilities of $22,256, and total stockholders' equity of $4,758. At September 30, l996, the Company had total assets of $47,981, an increase of 77.6% from the comparable period in l995, total liabilities of $363,769, an increase of $341,513 from l995, and a total stockholders' deficit of $315,788, in comparison to a stockholders' equity of $4,758 in the prior year. The increase in liabilities primarily results from a $300,000 loan payable to Hampton Tech Partners, LLC incurred by the Company in August 1996. The loan is due on the earlier of (a) February 19, 1997, or (b) from the proceeds of a equity or debt offering by the Company during the interim period.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDING SEPTEMBER 30, l996; COMPARED WITH SEPTEMBER 30, l995.

      Net losses increased from $ 344,172 for the nine months ended September 30, l995 to $445,424 for the nine months ending September 30, 1996 a 29.4% increase. The Company had no revenues or operating income for the nine months ended September 30, l995 and September 30, l996 from continuing operations. For the nine months ended September 30, l996, the Company incurred $1,759 in interest expense on short-term financing obtained from a private lender. No interest was earned for 1996 or the comparable period in l995. Total general, administrative and development expenses were $443,665 for 1996 in comparison to $346,751 for 1995, a 27.9% increase over the prior period. The increase in these costs from l995 to l996 was primarily due to increased business consulting fees, staffing and wages and salaries for research and development being performed in l996 than incurred in l995 as the Company continues further product research, development and refinement on its Decaffamatic and electrostatic separation technologies. All research and development costs were expended currently in the year incurred, rather than capitalized. This resulted in a loss per share of $.14 for the nine months ended September 30, l996 in comparison to a loss per share of $.12 for the comparable nine month period in l995.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital deficiency as of September 30, l996 of $320,398 in comparison to a positive working capital position as of September 30, l995 of $412, which deficiency was primarily attributable to a $300,000 loan payable which matures in the next 12 months. The Company had an accumulated deficit of $2,292,786 at the period ended September 30, l996 in comparison to an accumulated deficit of $ 1,763,227 at the period ended September 30, l995. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

      For the three months ended September 30, l996 the Company's cash requirements were satisfied primarily from the cash reserves in its operating accounts and a private placement consisting of a promissory note in the amount of $300,000 and 150,000 shares of the Company's Common Stock for par value of $.001 per share, made to the company by a private lender, Hampton Tech Partners, LLC, on August 19, 1996. The promissory note bears interest at the rate of 7% per annum and is due in full on the earlier of (a) February 19, 1997, or (b) from the proceeds of an equity or debt placement by the Company prior to that date.

     On September 20, 1996, the Company entered into two agreements to sell an aggregate of

2,272,728 shares of its common stock, par value $.001, to two purchasers, Hampton Tech Partners, LLC, a private investment fund based in Colorado, which is purchasing 1,136,364 shares, and Proxhill Marketing, Ltd., a private company based in Colorado, which is purchasing 1,136,364 shares. The sales price is $1.32 per share and gross proceeds received are $3,000,000. The proceeds will be paid $1,500,000 in cash and $1,500,000 in media credits at the Company's direction. The Company intends to use the media credits during the next 18 months to market its products.

     The Company does not currently possess a bank source of financing. Although the Company believes that the above financing will be adequate to cover its liquidity requirements over the next 12 months, it cannot be certain that these sources of capital will be adequate. Should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures which might materially adversely affect the ability of the Company to develop and produce competitive products and services and to market them effectively.

      The Company's ability to continue in business as a going concern depends upon its ability to generate revenues and royalties from the sale of its technology and products, which it has not done to date, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank or other sources of financing and to obtain additional funds through the placement of its common stock. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company very uncertain given that the Company has incurred losses during its development stage and has not had revenues from operations.

      The Company's long term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the ability of the Company to obtain licensing arrangements, and the demand for its products if and when approved. In order to minimize capital expenditures for manufacturing plant and equipment, the Company intends to contract the manufacturing of its products out to third party manufacturers on an OEM basis. In this regard, the Company entered into a three year Manufacturing and Distribution Agreement with NEWCO Enterprises, Inc., of St. Charles, Missouri, on September 20, 1996 for the manufacture of several devices incorporating the Company's patented electrostatic decaffeination technology for sale to the institutional coffee maker marketplace. As part of the Agreement, NEWCO Enterprises, Inc., was granted the exclusive right to sell the decaffeination technology to the office coffee supply market in North America, and NEWCO agreed to purchase a minimum of 25,000 units in the first year, 50,000 units in the second year and 100,000 units in the third year from the Company. On September 20, 1996, the Company also entered into a Marketing Agreement with Hughes Edwards & Price, Inc. ("HEP"), of Traverse City, Michigan, wherein HEP was granted the exclusive right to market and distribute the Company's decaffeination technology and products to the institutional coffee brewer marketplace, excluding office coffee supply, in North America for a period of three years. HEP agreed to sell or purchase from the Company the following minimums of decafffeination products: $3,000,000 in the first year, $5,000,000 in the second year and $7,000,000 in the third year of the agreement. Sales are anticipated to commence under the agreement in first quarter of 1997, and accordingly should contribute to the Company's liquidity and cash flow at that time. The Company has not previously manufactured or produced products for commercial sale. Although the Company believes that NEWCO Enterprises, Inc., has substantial experience in the manufacture and sale of coffee making products to the institutional coffee supply market, and Hughes Edwards & Price, Inc., has significant experience in marketing products to the institutional coffee maker market, because the Company's decaffeination technology is newly developed, there can be no assuance that NEWCO Enterprises, Inc., will be able to timely manufacture products incorporating the Company's technology or that once manufactured, the market will accept and need the decaffeination technology.

      With respect to its PLASMA PURE technology, the Company may rely internal cash flow from product sales in other areas, on research grants, and third-party licensees to fund the advanced portions of its development costs, obtain regulatory approvals, manufacture and market the Company's products. In the event the Company decided to self-fund product development, obtain regulatory approvals, manufacture and market its products on its own behalf, it would require significant additional funds. No assurance can be given that such funds would be available on terms satisfactory to the Company, it at all.

      The Company believes that its existing cash and cash equivalents, together with the net proceeds from its recent private placement and anticipated cash flow from operations will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 12 months. However, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.


                           PART II - Other Information

          Not Applicable.

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at September 30, l995
 (unaudited) and September 30, l996 (unaudited)..........................    F-1
Statement of Income (Loss) for the nine
 months ended September 30, l995 and l996 (unaudited)....................    F-2
Statement of Cash Flows for the nine
 months ended September 30, 1995 and 1996 (unaudited)....................    F-3
Statement of Stockholders' Equity (Deficit) for the nine
 months ended September 30, 1995 and 1996 (unaudited)....................    F-4

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                                  BALANCE SHEET
                  at September 30, 1996 and September 30, 1995


                                                   September 30,   September 30,
                                                        1996           1995
                                                   ------------    -------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                 43,371      $    22,668
                                                   -----------      -----------

   TOTAL CURRENT ASSETS                                 43,371           22,668

FIXED ASSETS - Note 1
  Property and equipment                                76,672           76,772
  Leasehold Improvements                                 4,900            4,900
  Accumulated Depreciation                             (78,246)         (78,246)
                                                   -----------      -----------

  NET FIXED ASSETS                                       3,326            3,426
                                                   -----------      -----------

ORGANIZATION COSTS net of amortization                     100              100
DEPOSITS                                                 1,184              390
DUE FROM OFFICERS                                            0              530
                                                   -----------      -----------

TOTAL ASSETS                                       $    47,981      $    27,014
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                 $    42,440      $    16,603
  Loan from Officer                                      5,570                0
  Loan Payable - FCI                                   300,000                0
  Accrued Expenses                                       8,372                0
  Accrued Payroll Taxes                                  7,387            5,653
                                                   -----------      -----------
TOTAL CURRENT LIABILITIES                              363,769           22,256

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock - authorized 15,000,000
  shares at $.001 par value; 3,249,839
  and 2,975,496 shares issued and outstanding
  at September 30, 1996 and 1995 respectively            3,250            2,976

  Additional paid-in capital                         1,973,748        1,765,009
  Deficit Accumulated:
  Development Stage                                 (1,671,878)      (1,124,349)
  Prior Period Adjustment (See note)                   (17,970)
  Discontinued Operations                             (620,908)        (620,908)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (315,788)           4,758
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $    47,981      $    27,014
                                                   ===========      ===========

          The following notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF OPERATIONS
              for the Nine Months Ended September 30, 1996 and 1995
                    and Cumulative Amounts from July 9, 1992
                  (inception of the current development stage)
                              to September 30, 1996

                                                              Cumulative amounts
                                                                  from current
                                      1996          1995       development stage
                                      ----          ----       -----------------

DEVELOPMENT EXPENSES               $  28,416     $  23,795       $   171,440

SALARIES AND WAGES                    16,875        75,000           220,637

OFFICER SALARIES                      10,625       103,200           282,319

PAYROLL TAXES                          2,104        19,031            47,368

OUTSIDE LABOR                              0             0           120,350

PROFESSIONAL SERVICES                 52,174        80,272           277,236

CONSULTING EXPENSES                  262,900             0           262,900

RENT                                  10,838        11,476            68,367

INSURANCE                             11,036         9,607            43,530

TRAVEL AND BUSINESS MEETINGS          22,093        15,486            53,413

AUTO EXPENSE                           4,282         2,460            24,858

TELEPHONE AND UTILITIES                5,170         3,330            29,668

OFFICE EXPENSES                        7,569         3,094            21,909

EQUIPMENT RENTAL                           0             0             3,462

CONTRIBUTIONS                            375             0               410

CORPORATE FEES                         9,211             0            43,321
                                   ---------       -------         ---------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE            $ 443,665       346,751         1,671,186
                                   ---------       -------         ---------

OTHER INCOME (EXPENSE):
DIVIDEND AND INTEREST INCOME               0         3,035             3,070

INTEREST EXPENSE                      (1,759)            0            (3,306)



LOSS BEFORE INCOME TAXES            (445,424)     (343,716)          (1,671,422)

PROVISION FOR INCOME TAX                   0           456                 (456)

NET LOSS FROM DEVELOPMENT           (445,424)     (344,172)          (1,671,878)
                                   ---------       -------            ---------

LOSS FROM DISCONTINUED OPERATIONS
(Note 1)
NET LOSS                            (445,424)     (344,172)          (1,671,878)
                                   =========       =======            =========

LOSS PER SHARE (Note 1)            $    (.14)    $    (.12)          $     (.51)

        The accompanying notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF OPERATIONS
             for the Three Months Ended September 30, 1996 and 1995
                    and Cumulative Amounts from July 9, 1992
                  (inception of the current development stage)
                              to September 30, 1996


                                                              Cumulative amounts
                                                                 from current
                                        1996          1995     development stage
                                        ----          ----     -----------------

DEVELOPMENT EXPENSES                 $  18,197    $     444      $   171,440

SALARIES AND WAGES                      16,875       25,000          220,637

OFFICER SALARIES                        10,625       30,000          282,319

PAYROLL TAXES                            2,104        8,585           47,368

OUTSIDE LABOR                                0            0          120,350

PROFESSIONAL SERVICES                   49,674       26,391          277,236

CONSULTING EXPENSES                    262,900            0          262,900

RENT                                     3,613        4,251           68,367

INSURANCE                                4,208        2,775           43,530

TRAVEL AND BUSINESS MEETINGS            19,081        9,072           53,413

AUTO EXPENSES                            3,599          949           24,858

TELEPHONE & UTILITIES                    2,200          827           29,668

OFFICE EXPENSES                          5,468          241           21,909

EQUIPMENT RENTAL                             0            0            3,462

CONTRIBUTIONS                                0            0              410

CORPORATE FEES                           7,450            0           43,321
                                     ---------      -------        ---------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE              $ 405,993      108,535        1,671,186
                                     ---------      -------        ---------

OTHER INCOME (EXPENSE):
DIVIDEND AND INTEREST INCOME                 0        2,510            3,070

INTEREST EXPENSE                             0            0           (3,306)

LOSS BEFORE INCOME TAXES              (405,993)    (106,025)      (1,671,422)

PROVISION FOR INCOME TAX                     0          456             (456)

NET LOSS FROM DEVELOPMENT             (405,993)    (106,481)      (1,671,878)
                                     ---------      -------        ---------

LOSS FROM DISCONTINUED OPERATIONS
(Note 1)
NET LOSS                              (405,993)    (106,481)      (1,671,878)
                                     =========      =======        =========

LOSS PER SHARE (Note 1)              $    (.12)   $    (.04)     $      (.51)


        The accompanying notes are an integral part of these statements.


                                      FS-2a

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF CASHFLOWS
              for the Nine Months Ended September 30, 1996 and 1995
                    and Cumulative Amounts from July 9, 1992
                  (inception of the current development state)

                                                                           Cumulative amounts
                                                                             from current
                                                    1996          1995      development stage
                                                    ----          ----      -----------------
Cash flows from operating activities:

  Cash received from dividends and interest                   $   3,185       $     3,070
  Cash received from customers                                                     57,004
  Cash received from research and testing                                           8,187
  Cash received from unemployment taxes                                               170
  Cash received from travel reimbursements
  and other rebates                                                 250               938
  Cash paid to suppliers and employees           ($304,833)    (283,163)       (1,348,935)
                                                 ---------     --------        ----------
     Net cash provided by operating activities    (304,833)    (279,728)       (1,279,566)

Cash flows from investing activities:

  Prepaid research testing                                                         (7,734)
  Purchase of Fixed Assets                                                         (2,548)
                                                                               ----------
    Net cash provided by investing activities            0            0           (10,282)

Cash flows from financing activities:

  Cash flow for non-deductible expenses                          (1,386)
  Cash flow from financing                         300,000                        300,000
  Interim loan financing from officer                9,570                         94,570
  Proceeds from issuance of common stock            30,000      140,500           952,756
                                                 ---------     --------        ----------
    Net cash provided by financing activities      339,570      139,114         1,347,326

Net Increase in cash and cash equivalents           34,737     (140,614)           57,478

Cash and cash equivalents at beginning of year       8,634      163,282           (14,107)

Cash and cash equivalents at end of year         $  43,371    $  22,668       $    43,371
                                                 =========     ========        ==========

       RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVI   TIES

  Net Loss                                       ($445,424)   ($344,172)      ($1,878,128)

  Decrease in Due from Officers                        530                           (120)
  Depreciation and Amortization                     (4,000)                        (1,387)
  Stock issued to retire debt/services             150,000      100,885           579,733
  Increase (Decrease) in Accounts Payable          (10,487)     (28,901)          (22,011)
  Increase (Decrease) in Accrued Payroll Taxes       5,342       (7,790)            7,386
  Increase (Decrease) in Accrued Expenses                                           8,372
  Decrease (Increase) in Deposits                     (794)         150             3,491
  Decrease in Accounts Receivable                                                   2,998
  Decrease in Inventory and Assets                                  100            20,100
    Total adjustments                              140,591       64,444           598,562

Net cash provided by operating activities        ($304,833)   ($279,728)      ($1,279,566)

        The accompanying notes are an integral part of these statements.

                              IMSCO TECHNOLOGIES, INC.
                           a development stage enterprise
                     Statement of Stockholders' Equity (Deficit)
                        for the Year Ended December 31, 1995
                  and the Nine Months Ended September 30, 1996

                                                    Additional                       Total
                                          Common      Paid-in      Accumulated    Stockholders'
                                          Stock       Capital        Deficit    Equity (Deficit)
                                          -----       -------        -------    ----------------
Balance at December 31, 1994              $2,751   $ 1,525,235    ($1,441,276)     ($ 86,710)

Issuance of 82,444 shares of $.001
par value for $1.25 per share                 83       102,417                       102,500

Issuance of shares of $.001 par
value for $1.25 per share                     14        17,986                        18,000

Issuance of shares of $.001 par
value for contract services
performed                                    119       106,894                       107,013

Issuance of shares of $.001 par
value for $1.55 per share                     11        16,989                        17,000

Issuance of shares of $.001 par
value for $1.50 per share                     17        24,483                        24,500

Loss from development for the
year ended December 31, 1995                                         (406,086)      (406,086
                                          ------   -----------    -----------      ---------

Balance at December 31, 1995               2,995     1,794,004     (1,847,362)       (50,363)
                                          ======   ===========    ===========      =========

Issuance of DPI Additional Paid
in Capital for $2.00 per share                     $    20,000                     $  20,000

Loss from development for the
period January 1 through March 31, 1996                               (23,599)       (23,599)

Balance at March 31, 1996                  2,995     1,814,004     (1,870,961)       (53,962)

Issuance of shares of $.001 par
value for $2.00 per share                      5         9,995                        10,000

Loss from development for the period
April 1 through June 30, 1996                                         (15,833)       (15,833)

Balance at June 30, 1996                  $3,000   $ 1,823,999    ($1,886,794)       (59,795)

Issuance of shares of $.001 par value        150          (150)

Issuance of shares of $.001 par value
for $1.50 per share for service
rendered - E. Abramson                       100       149,900                       150,000

Loss from development for the period
July 1 through September 30, 1996                                    (405,993)      (405,993)

Balance at September 30, 1996             $3,250   $ 1,973,749    ($2,292,787)     ($315,788)

          The accompanying notes are an integral part of these statements.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 24, l996                    IMSCO Technologies, Inc.

                                    By: Sol L Berg
                                        ----------------------------------------
                                        Sol L. Berg
                                        President
                                        (Principal Executive, Financial Officer
                                        and Principal Accounting Officer)