Form 10QSB/A
period 1996-09-30
IMSCO INC /MA/
filed 1997-02-27
CIK 924396

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

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

         As of July 9, 1996, an agreement of merger was made and entered into by and among Imsco Technologies, Inc., a Delaware corporation and Imsco Technologies, Inc., a Massachusetts corporation.

         Imsco Technologies, Inc. is currently a development state enterprise which has developed a core technology that achieves molecular separation with innovative applications of electrostatics. Until July 7, 1992, Imsco Technologies, Inc. was engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. The Company discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. Due to a lack of demand for the technology developed, the Company changed its focus and began applying its engineering and medical talents to the development of a separation system. No revenue has been received from current products to date. The technology developed has two prototypes. Tests of the Company's decaffeination technology have successfully removed caffeine from coffee. In addition, the Plasma Pure has been tested and can remove viruses from plasma.

         There are 15,000,000 shares of common stock authorized, of which 3,249,839 are issued and outstanding at September 30, 1996.

         The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing, Inc.; (BEST) (the subsidiaries) were formed in 1995.
DPI was formed to market a unique proprietary technology to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extacorporeal devices. As of September 30, 1996 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. (DPI) and BioElectirc Separation and Testing, Inc., (BEST). All significant intercompany accounts and transactions have been eliminated in consolidation.

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:    (CONTINUED)

         PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expended as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging form five to ten years. No depreciation expense was charged to development stage operations for the nine months ended September 30, 1996.

         CASH EQUIVALENTS:

         The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

         LOSS PER COMMON SHARES:

         Loss per common shares is based on the weighted average number of common shares and common equivalent shares outstanding during the nine months ended September 30, 1996.

         ESTIMATES:

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

         INTERIM FINANCIAL STATEMENTS (UNAUDITED):

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    2.   LEASES:

         In 1993, the Company entered into an operating lease for office space which expires in August, 1996. Rental expense for the operating lease was $7,225 for the nine months ended September 30, 1996. Under the terms of the lease the Company is responsible for 15% of operating expense and maintenance costs of the leased property, including 15% of any increase in real estate taxes. The Company is responsible for all utilities.

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

    2.   LEASES:   (CONTINUED)

         Minimum future lease payments under noncancelable operating leases as of September 30, 1996 are as follows:

         Year ending December 31: 1996     $2,409
                                           ------
                                           ------
    3.   FEDERAL AND STATE INCOME TAXES:

         The Company has tax net operating loss carryforwards of approximately $1,886,794 at September 30, 1996. The deferred tax benefit of any losses is completely reserved for.

         As of September 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes which expire as follows:

              2000                        $ 4,183
              2001                        181,179
              2002                        233,280
              2003                          8,127
              2004                         70,849
              Thereafter                1,269,382
                                        ---------
                                       $1,847,000
                                        ---------
                                        ---------

         As of March 31, 1996, the Company had net operating loss carryforwards for state income tax purposes which expire as follows:

              1996                            732
              1997                        259,185
              1998                         40,823
              1999                        513,691
              2000                     $1,220,061
                                        ---------
                                        ---------

         State excise tax expense amounted as to $456 for the year ended December 31, 1995.

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

    4.   RELATED PARTY TRANSACTIONS:

         During the year ended December 31, 1994, advances were made to a corporate officer. No terms of repayment have been established concerning this advance. As of September 30, 1996, amounts due from an officer were $0.

         In April 1994, the Company entered in to a "best efforts" placement letter agreement with D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH, a German investment company ("DH"), for 500,000 shares of common stock at a minimum of $.90 per share. This placement letter agreement was amended on August 29, 1994. DH also arranged the placement of another 80,000 shares of Common Stock as a supplement to the Regulation S placement. Mr. Dirk Hagee, a director of IMSCO, is the managing director and majority shareholder of DH.
Upon closing of the offering, the Company paid DH a commission of $52,200 which is at the rate of ten percent (10%) of all moneys raised in that offering and also granted to DH warrants to 116,000 shares of common stock of the Company. These warrants are exercisable for up to five years after issuance at the same price paid by purchasers of the placement. Additionally, the placement agreement provides that upon completion of the placement, DH shall have the right to designate two directors of a five member board of directors of the Company for a period of three years.

         DPI is headed by Mr. James Yurak, a Director of the Company who was granted on September 30, 1995, 5% of the outstanding shares of DPI and performance based escrowed stock for up to the 15% additional shares of DPI for nominal par value. Under the arrangement, 5% of the escrowed stock will be released if the sales of DPI reach $10 million in a fiscal year, 5% will be released if the sales of DPI reach $20 million in a fiscal year and 5% will be released after one year of service to DPI.


    5. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1996, THE COMPANY CHARGED $10,218 TO RESEARCH AND DEVELOPMENT EXPENSE.

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


    6.   NONMONETARY TRANSACTIONS:

         During the year ended December 31, 1995, the Company issued common stock for services rendered based upon the fair market value of services received. The following summarizes the capital stock issued in lieu of cash for services rendered:

         Description of      Shares              Common    Paid in   Charged
         Service             Issued              Stock     Capital   To Expense
         --------------      ------              ------    -------   ----------

         Research            22,000              $22        $21,978   $22,000

         Accounting &
         Auditing            74,790              $75        $60,971   $61,046

         Other Professional   9,510              $10        $11,004   $11,014


         In addition, the Company issued 12,923 shares in payment of a prior obligation valued at $12,953. The Company entered into an agreement for $300,000 in temporary financing with Hampton Tech Partners, LLC. The effective interest rate is 10%. In exchange, the Company issued 150,000 shares of common stock at par value to the lenders.

    7.   STOCK OPTION PLAN:

         A stock option plan has been established for the benefit of employees, as well as other individuals, such as outside directors, who provide necessary services to the Company. Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of common stock for which options may be granted under the plan is 1,500,000 shares. On August 13, 1996, 100,000 shares of common stock were issued under the plan and options to acquire 100,000 shares of common stock exercisable at a price of $1.50 per share for a period of five years were issued to Edmund Abramson, a business consultant for the company for services rendered pursuant to his Consulting Agreement with the Company.

                               IMSCO TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

    8.   COMMITMENTS:

         The Company entered an agreement with the University of Massachusetts to provide certain services in connection with the testing and development of materials for use in a decaffeinator device for the period November 1, 1994 through December 31, 1994. During the year ended December 31, 1995, the University of Massachusetts continued to provide research services to the Company for which it received 10,000 shares of common stock.

    9.   GOING CONCERN:

         As shown in the accompanying financial statements, the Company incurred a net loss of $39,432 during the nine months ended September 30, 1996, and as of that date, the Company's current liabilities exceeded its current assets by $63,611 and its total liabilities exceeded its total assets by $59,795. Those factors, as well as the uncertain conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The ability of the Company to continue as a going concern is depended on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    10.  DEVELOPMENT STAGE ENTERPRISE:

         On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the Company and the General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product Sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of the product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $1,265,886 for the period July 7, 1992 through September 30, 1996.
                                        FS-10

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 27, l997                   IMSCO Technologies, Inc.

                                    By: Sol L Berg
                                        ----------------------------------------
                                        Sol L. Berg
                                        President
                                        (Principal Executive, Financial Officer
                                        and Principal Accounting Officer)