Form 10KSB
period 1996-12-31
IMSCO INC /MA/
filed 1997-04-14
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-24520


                            IMSCO TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)


           DELAWARE                                             04-3021770
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


40 Bayfield Drive, North Andover, MA                               01845
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (508) 689-2080

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES X     NO
   ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State Issuer's revenues for its most recent fiscal year:$3,022.

     As of December 31, l996: (a) 6,092,425 Common Shares, $.001 par value, of the registrant were outstanding; (b) approximately 2,681,116 Common Shares were held by non-affiliates; an-d (c) the aggregate market value of the Common Shares held by non-affiliates was $ 7,708,208 based on the closing bid price of $2.875 per share on December 31, 1996.

                                     PART I


     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21 E of the Securities Exchange Act of 1934, as amended, or subsequent expansions or replacements of such sections, including information with respect tothe Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "estimates", "feels", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-KSB.

Item 1. DESCRIPTION OF BUSINESS

General

     IMSCO Technologies, Inc., a Delaware corporation ("IMSCO" or the "Company") is a development stage company. The Company develops and is attempting to commercialize, market and license electrostatic separation products based on its proprietary technologies. Electrostatic separation takes advantage of the fundamental electrical properties of attraction, wherein unlike or opposite charges attract each other, and repulsion, wherein like or the same charges repel each other, and uses charged materials to selectively separate other substances. In the last three years, the Company has developed several separation technologies based on electrostatics combined with mechanical separation. This technology was originally developed by the Company for the specific purpose of separating viruses and viral particles from human plasma. In 1993, the Company successfully designed an electrostatic separation technology which removes on demand caffeine from brewed liquids, such as coffee and tea. The Company calls its decaffeination technology the "DECAFFOMATIC" (herein "DECAFFOMATIC" or the "Decaffeination System"). The Company calls its plasma separation technology the "PLASMA PURE".

     Having achieved separation of viral DNA and virus from plasma using the PLASMA PURE in research and testing performed by the Company at the Massachusetts General Hospital and the Mayo Clinic, the Company began researching and developing other uses for the technology. Based on its research and testing, it is the Company's belief that the PLASMA PURE with further development will be capable of removing significant amounts of infectious viral particles from human plasma without significantly affecting the other chemical properties of the plasma. Additionally, based on the Company's internal laboratory testing and research conducted by the Company at the University of Massachusetts in 1994 and 1995 and at the University of Akron in 1996 and 1997, the DECAFFOMATIC demonstrated that it can remove in excess of 95% of the caffeine from brewed beverages such as coffee and tea. In 1993, separate patent applications were filed by the Company with the U.S. Office of Patents and Trademarks for the PLASMA PURE and DECAFFOMATIC separation technologies. On August 22, l995 the Company was granted a patent by the United States Patents and Trademarks Office, Patent No. 5,443,709 for "Apparatus for Separating Caffeine From a Liquid Containing the Same". On April 2, 1996 the Company was granted a patent by the United States Patent and Trademarks office, Patent No. 5503724 for "Process for Decaffeinating a Caffeine Containing Liquid". The
Company  believes  that  it  has   substantially   completed  its  research  and
development of the DECAFFOMATIC technology and is ready to introduce its decaffeination products to the commercial institutional coffee brewer market in 1997.

     The Company's objective is to become a leader in the development of electrostatic separation market by capitalizing on its proprietary technology. The Company's strategy is to initially focus on commercializing and launching the DECAFFOMATIC products. The Company is also pursuing further research and the development of the PLASMA PURE technologies and related products and other specific separation technologies that may be used with particular proprietary and non-proprietary products manufactured by other companies. Although there can be no assurances, the Company intends to implement its strategy by (i) continuing to establish manufacturing contracts with third party manufactures for its developed products, (ii) expanding its research and development activities for additional uses and applications applying its proprietary technologies, (iii) establishing marketing agreements, licensing agreements and distribution agreements with recognized market leaders for marketing and distribution of its products, and (iv) seeking regulatory approval for its proposed medical products such as PLASMA PURE.

     In l995, the Company formally established a new subsidiary called Decaf Products, Inc. ("DPI"), which was incorporated in the State of Delaware on April 5, l995, that will manufacture and directly market the DECAFFOMATIC technology and products in North America. On September 20, 1996, DPI entered into a Manufacturing and Distribution Agreement with NEWCO Enterprises, Inc. ("NEWCO"), of St. Charles, Missouri to manufacture a coffee brew basket, incorporating the decaffeination technology, for DPI's sales to the institutional coffee maker marketplace in North America (the "NEWCO Agreement"). Under the NEWCO Agreement, NEWCO was granted the exclusive right to market and distribute the products incorporating the Company's decaffeination technology to the so-called "office coffee supply" market segment in North America for a period of three years. Over the past five months, the Company has been working with NEWCO to develop, design and test working models, and assist in the design of moulds for the production of the decaffeination device. Although there are no assurance, it is anticipated that sales under the NEWCO Agreement will occur in 1997. See "Business -Marketing and - Manufacturing."

     On September 20, 1996, the Company entered into a Marketing Agreement with Hughes, Edwards & Price, Inc. ("Hughes"), of Traverse City, Michigan, wherein Hughes was appointed the exclusive representative to market the Company's decaffeination technology and products to the institutional coffee maker marketplace, such as restaurants and hotels, in North America for a period of three years (the "Hughes Marketing Agreement"). In exchange, Hughes agreed to sell or purchase a minimum of $3 million worth of units the first year, $5 million worth of units the second year and $7 million worth of units the third year from the Company. Although there can be no assurance, sales under the Hughes Marketing Agreement are anticipated to occur in the last half of 1997. All of the units to be sold by the Company to Hughes or its customers will be manufactured by NEWCO. NEWCO has also agreed to purchase a minimum of 25,000 units the first year, 50,000 units the second year and 100,000 units the third year of the NEWCO Agreement of the DECAFFOMATIC device for sales to the "office coffee supply" market. Although there can be no assurances, the Company intends to license the DECAFFOMATIC technology to another unrelated company for manufacture, marketing and distribution in the rest of the world. See "Business -Marketing."

     In December 1995, the Company formally established another subsidiary, BioElectric Separation and Testing, Inc. ("BEST"), a Delaware corporation, to further conduct research and development on the PLASMA PURE and all related medical applications of the Company's core electrostatic separation technology. The Company has only considered limited basic research with respect to the PLASMA PURE electrostatic separation technology and will need to expand an estimated $.5 to $1 million over the next 18 months in order to conduct the necessary clinical trials and research to submit the PLASMA PURE for approval by the United States Food and Drug Administration ("FDA"). The PLASMA PURE has not been submitted to the FDA for approval and, if submitted, there is no assurance that it will be approved. Given the limited funds available to the Company and consequent delays in conducting the necessary research and testing, the PLASMA PURE will not likely be submitted to the FDA, if at all after considering further research results, until at least the second half of 1998. See "Business
- Research and Development."

     On September 20, 1996, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") and a separate media purchase agreement ("Media Purchase Agreement") to sell an aggregate of 2,272,728 shares of its common stock, par value $.001, to two purchasers. Hampton Tech Partners II, LLC, a Colorado limited liability company ("HTP-II") which purchased 1,136,364 shares under the Stock Purchase Agreement, and Proxhill Marketing, Ltd., a private media and advertising company based in Colorado ("PML"), which received 1,136,364 shares under the Media Purchase Agreement. The closings under the agreements occurred in November and December 1996, under the Media Purchase Agreement the sales price was $1.32 per share and gross proceeds and prepaid media credits received by the Company were $3,000,000. The proceeds were paid $1,500,000 in cash by HTP-II under the Stock Purchase Agreement and $1,500,000 in media credits to be used at the Company's direction by PML. The Company intends to use the media credits during the next 18 months to market its DECAFFOMATIC products under the Stock Purchase Agreement. In both stock sales, the purchasers HTP-II and PML were granted certain registration rights, and accordingly 2,272,728 of the shares issued to HTP-II and PML are currently being registered for HTP-II and PML as selling shareholders under a Registration Statement on Form SB-2 (the "Registration Statement") filed on January 13, 1997 with the Commission (File No. 333-19707) which has not yet been declared effective. Also included within the Registration Statement are 242,272 shares of Common Stock issuable upon exercise of outstanding Class A Warrants, exercisable at a price of $1.45 per Share for a period ending July 31, 2001 ("Class A Warrants"), 150,000 shares of common stock issuable upon exercise of the Class B Warrants, exercisable at a price of $1.50 per Share for a period ending on December 31, 1999 ("Class B Warrants"), 50,000 Shares of Common Stock issuable upon exercise of the Class C Warrants, exercisable at a price of $2.875 per Share for a period ending on December 31, 1999 ("Class C Warrants") and 127,272 outstanding Class D Warrants, exercisable at a price of $1.32 of per Share for a period ending July 31, 2001 ("Class D Warrants"). The Class A, Class B, Class C and Class D Warrants are herein sometimes collectively called the "Warrants." None of the Warrants were outstanding on December 31, 1996.

     Hampton, HTP-II and PML, the holders of 2,272,728 of the Shares in the aggregate being registered under the Registration Statement, have agreed to contractually have the Shares restricted on sale under a "lock-up" arrangement contained in the HTP-II Stock Purchase Agreement and the PML Media Purchase Agreement (the "Lock-Up Agreements"). Under the Lock-Up Agreements, one-third (1/3) of the Shares will be released at any time after the effective date of the Registration Statement. After the release of the initial one-third of the Shares, the remaining two-thirds (2/3) of the Shares shall be locked-up and not sold until July 15, 1997. During the "lock-up" period, after the Registration Statement has become effective, HTP-II shall have the right to distribute the Shares to its respective shareholder-members, provided that each shareholder-member shall be individually subject to the "lock-up" time periods. After the respective "lock-up" has expired, each individual holder, including the various shareholder-members of HTP-II, shall only sell Shares at the same rate as permitted under Rule 144.

     The Company was originally formed in 1986 under the laws of the State of Nevada. In 1987 the Company changed its corporate domicile from Nevada to Massachusetts since the corporate operations were located in Massachusetts, which was accomplished through action by the shareholders and the Board of Directors in 1987. The Company's name at that time was IMSCO, Inc. In July 1996, the Company was reincorporated in Delaware as IMSCO Technologies, Inc. In order to effectuate this change, the Company proposed the implementation of the following plan. In May 1996, the Company filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name of this surviving corporation became IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the Company held one share of common stock, par value $.001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him. Unless the context otherwise requires, "IMSCO" and the "Company" refer to IMSCO Technologies, Inc., a Delaware corporation.


BUSINESS STRATEGY

     The Company's objective is to become the leader in the electrostatic separation market by capitalizing on its proprietary electrostatic technology. The Company's strategy is to focus initially on commercializing and launching the DECAFFOMATIC products based on its decaffeination patented technology. Initial target markets are the institutional coffee brewer market. The Company is also pursuing the development and commercialization of decaffeination for home consumers.

Although there can be no assurance that it will be successful, implementing the Company's strategy involves the following activities:

Continue and expand research and development.

     The Company intends to increase its research and development staff, expand its research facilities and acquire additional laboratory and analytical equipment to conduct further research on the PLASMA PURE. The Company is also researching other applications of its electrostatic separation technology including water and air filtration.

Expand manufacturing capacity.

     The Company intends to retain other contract manufacturers for its products and may expand its manufacturing capacity by adding personnel. In addition, the Company is researching other processes to improve manufacturing capacity and efficiency.

Establish marketing partnerships.

     The Company seeks to market and distribute its products through recognized market leaders to take advantage of their resources and distribution channels. In addition, in the future, as the Company's other Decaffeination products, such as for the home consumer, progress toward commercialization, the Company intends to establish a highly focused sales force to market those products.

Advance Technology.

     The Company believes it has certain core competencies and patent protected core technologies in the field of electrostatic separation that can be leveraged. Management believes it has significant expertise in engineering and biochemical research pertaining to its core technologies, including method and process design, apparatus design and configuration and new application development. The Company plans to build upon its technical base by conducting further research and development of existing products for enhancement and improvement of those products and by researching new products.

Broaden Applications.

     To date, the Company has focused on the two primary applications the electrostatic technologies : the DECAFFOMATIC device and the PLASMA PURE technology. The Company believes there are significant other opportunities to increase the number of applications for the core electrostatic technology, such as water filtration, air filtration, other types of blood filtration, and biological testing of the presence of viral and bacteriologic presence in fluid samples.

Utilize Multiple Distribution Channels.

     Depending upon the product and specific application, the Company will determine whether to market through its direct sales force, to focus on sales to several major national accounts, or to market the product or technology by a licensing arrangement through a licensee-distributor already in the field of the particular application.

PRODUCTS AND TECHNOLOGIES

     The Company is in the development stage, and has only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While the Company believes that the development of the DECAFFOMATIC technology is substantially complete and plans are being made to introduce the DECAFFOMATIC product to the market in 1997, there are a number of challenges that the Company must successfully address to complete any of its development efforts. With respect to PLASMA PURE, although the results of initial basic research by the Company and/or its collaborators was positive, it may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. As results of particular preclinical studies and clinical trials are received by the Company, the Company may abandon projects such as PLASMA PURE, which it might otherwise have believed to be promising, some of which may be described in this Prospectus. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. There can be no assurance that the Company's development programs will have necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

     In addition, the product development programs conducted by the Company and its collaborators are subject to risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the technologies used by the Company will prove to be ineffective or any or all of the Company's products or technologies needing FDA clearance will prove to be unsafe or toxic or otherwise fail to receive necessary regulatory approvals; that the product candidates, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude the Company or its collaborators from marketing products utilizing the Company's technologies; or that third parties will market superior or equivalent products. There can be no assurance that any medical products being developed by the Company or others will be successfully developed or commercially accepted. Accordingly, there can be no assurance that the Company's research and development activities will result in any commercially viable products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - "Research and Development" and "- Competition."

DECAFFOMATIC

TECHNOLOGY RESEARCH AND DEVELOPMENT

     In 1993, using its electrostatic separation technology, the Company designed, researched and developed a successfully working prototype of the DECAFFOMATIC device. Throughout 1994 and 1995 the Company continued to further research and develop the DECAFFOMATIC device. To facilitate this development, in October 1994, the Company entered into a Memorandum of Understanding with the University of Massachusetts whereunder the Company would use the University's facilities and engage certain of the University's professors and students to perform further research and development on the DECAFFOMATIC device as directed by the Company. Throughout l995, the Company continued to utilize the services of the University of Massachusetts to conduct its research and development activities. In 1996, the Company entered into a collaborative Research Agreement with the Polymer Sciences Division of the University of Akron, for further development of the electrostatic decaffeination technology. The Company pays $10,000 per month for the use of the University of Akron's facilities and the dedication of certain professors to the Company's project. The specific focus of the Akron Research Agreement was to select the polymers to be utilized in the decaffeination device. Under the Akron Research Agreement, the Company believes that it has substantially completed the research and development of its decaffeination technology. Based on research conducted at the University of Akron, the DECAFFOMATIC demonstrated that it can remove in excess of 95% of the caffeine from a brewed beverage such as coffee.

MARKET

The IMSCO separation technology has enabled the Company to build a stand-alone decaffeinator which may be used immediately after brewing to customize the product to individual taste and need. Throughout l995, the Company continued to further develop and refine the DECAFFOMATIC technology in several working prototypes that are used for demonstration and testing purposes. Additionally, in 1996, the Company designed and built a decaffeinator that is incorporated into the coffee maker brew basket as an integral part of the coffee brewing process. The customer-user will need to only buy regular coffee or tea and decaffeinate the brewed beverage on demand for those who want the decaffeinated product. The Company anticipates that this will result in considerable cost saving for the consumer. Although there can be no assurance, in the institutional marketplace, the Company believes that such an integrated decaffeinator will produce more significant cost savings, given the difference in price of decaffeinated ground coffee beans over regular ground coffee beans. The Company believes that this benefit is of primary concern to senior citizens who are on a fixed income and at the same time, are the largest growing segment of the population. This group is also the one that is most health conscious and concerned about chemical treatment of coffee in most other decaffeination processes. There is no chemical treatment in the Company's process.

     Management believes that removal of caffeine from coffee and tea is recognized as a desirable goal for health and other reasons. The Company's research has revealed that no technology now exists for removal of caffeine from hot freshly brewed liquids; rather, the current technology removes caffeine from the beans prior to brewing.

     The decaffeination process of coffee and tea has been popular since the mid 1930's. It was initially started by General Foods and then adapted by Nestle's and other multi-national companies. The first decaffeination process was a chemical method that used Methylene Chloride. This method is still employed today, however, not as widely. The Company believes that the chemical extraction method is not desirable because of the harsh chemicals and health issues raised by their use. As consumers became more health conscious in the 1980's, the use of decaffeinated products increased. A method more frequently used utilizes repetitive washes of the coffee beans with clean water. Although this water treatment process is the method of choice for most coffee roasters today, the Company believes that it is more costly and ultimately less convenient for the consumer.

     The Company is planning to market the DECAFFOMATIC devices directly in the United States through its DPI subsidiary. The Company intends to have NEWCO contract manufacture the DECAFFOMATIC device on an OEM basis for the Company's North American sales.

     The Company intends to focus its decaffeination technology marketing on its recently developed internal decaffeinator for use with the automatic drip coffee maker for both institutional and home consumer products. This integrated system has the DECAFFOMATIC separation device directly incorporated into the coffee maker, such that the decaffeination occurs as the consumer directs on demand as a normal step in the coffee maker brewing process.

PLASMA PURE

TECHNOLOGY RESEARCH AND DEVELOPMENT

     The Company has designed, prototyped and done promising basic research on the PLASMA PURE electrostatic/mechanical separation device for the express purpose of separating virus and viral particles from human plasma. The Company believes that such a separation device could be extremely important in the battle against AIDS, Hepatitis and other plasma borne viral infections. Based on its initial research , although there can be no assurance, the Company believes that the PLASMA-PURE has the capacity to remove a substantial amount of the viral population from a unit of contaminated plasma without adversely affecting the clotting factors. Because of the high cost of conducting medical research and development testing on the PLASMA PURE and the Company's limited financial resources, the Company was only able to conduct very limited research on the PLASMA PURE over the past year. However, assuming that the Company is able to obtain adequate financing to complete its research and development on the PLASMA PURE technology, of which there can be no assurance, plans are being made to approach the FDA in 1998 to begin testing for the FDA approval process. Although significant amounts of research need to be conducted, the Company believes that PLASMA PURE, with its capability of removing viruses and viral particles, if eventually developed and approved, may significantly reduce the risk normally associated with transfusion of plasma or plasma components. Although additional research needs to be conducted, management believes that the use of PLASMA PURE to filter fresh frozen plasma will not significantly decrease yields of the clotting components. This is achieved because of the unique electrostatic internal matrix which enables the plasma and its clotting components to flow freely through the device, but still remove significant amounts of virus and viral particles. The methods currently used to inactivate viruses in plasma such as the use of detergents or extreme heat all have the possible adverse effect of limiting the yield of final desired procoagulant products.

MARKETS

The Company believes the PLASMA PURE system and its electrostatic technology offer various growth possibilities for the Company; however, each of these areas will require significant further research and development, the financing of such efforts and FDA approval before they can be commercialized. The Company has also designed and is in the research and development stage for a new product that is an extension of the PLASMA PURE separator appropriately called PLASMA PURE PLUS. It would be used only for bulk plasma fractionation and therefore be larger than PLASMA PURE and priced differently. Another follow-up product that the Company intends to conduct research and development on is a modified white blood cell filter. This device would utilize the same technology as PLASMA-PURE, and therefore management believes its introduction could be more rapid than it has been for the PLASMA PURE device. Management feels a second version of the white blood cell filter could then be marketed to the diagnostic reagent market. However, given the numerous uncertainties and risk inherent with medical research in general, and blood research in particular, the needed financing involved to conduct such research which the Company currentl does not possess, there can be no assurance that any of these plasma products and devices will ever be finally developed, or if completed that they will receive approval from the FDA or the comparable regulatory authority of any foreign jurisdiction. The Company has not prepared or made application to the FDA or any governmental authority for approval of its PLASMA PURE device or related products.

     The Company believes that the core electrostatic separation technology lends itself to other markets as well, particularly air filtration for hospitals, convention centers and airplanes. Although it needs significant amounts of additional research and testing and the financial resources to conduct such activities, the Company believes that its electrostatic separation technology can be applied to extra corporeally based immunotherapies which involve an improved system for drug administration and improved systems for removal and/or treatment of cells or other circulating materials (including byproducts of metabolism). The Company is presently seeking an involvement with a major pharmaceutical company to initiate such a working partnership, although there can be no assurance that it will be able to consummate any such agreements.

     Similar to DPI, the Company recently established a new Delaware corporation subsidiary, BioElectric Separating & Testing, Inc. ("BEST") to conduct the continued research and development activities and pursue FDA application relating to the PLASMA PURE and related technologies.


MARKETING

     Except for the marketing of the DECAFFOMATIC products in North America through DPI, the Company's current strategy is to license its products and technologies to other companies which have pre-existing industry presence in their respective fields and to enter into collaborative arrangements with such companies to develop new applications for the technology with the contract partner's own products. The Company has limited experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its products includes entering into agreements with other companies to market current and certain future products incorporating the Company's technology. To date, the Company has entered into two such agreements with Hughes and NEWCO. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company.

     However, the first phase of its marketing of the DECAFFOMATIC is the institutional brewer market, the Company has entered into two separate marketing agreements with Hughes and NEWCO.

The Hughes Marketing Agreement.

     On September 20, 1996, the Company entered into the Hughes Marketing Agreement for certain large institutional marketing of the Decaffeination System. Hughes is a privately held corporation, based in Traverse City, Michigan, and is one of the larger marketers of institutional coffee making equipment and supplies in North America. The Company agreed that Hughes will have the exclusive right to sell the DECAFFOMATIC to so-called "large institution" coffeemaker market in North American for a period of three years. The "large institutional" marketplace is dominated by major hotel chains and major restaurant and fast-food chains. In exchange for these exclusive rights, Hughes agreed to sell or purchase from the Company a minimum of $3 million worth of units for the first year, $5 million worth of units for the second year and $7 million worth of units the third year.

     Under the Hughes Agreement, if Hughes fails to sell the minimum amount it must purchase the difference for its own account to maintain the Agreement in force. All servicing and customer calls will be performed by Hughes. The Company can terminate the Hughes Agreement if Hughes fails to make the specified minimum amount of Decaffeination System purchases.

     The Company believes that its exclusive agreement with Hughes in the areas covered will allow it to establish a presence in the market more quickly and on a more cost-effective basis than it could achieve by building its own sales, marketing and service network in the competitive large institution market. Hughes sales and purchase obligations to the Company commence once the Company has a commercial ready institutional coffee brewer unit ready to model for demonstration and sales. The large institutional marketplace brewer will be manufactured by NEWCO. As of this date, NEWCO is working on a pre-final working model of the institutional coffeemaker-brewer that will be used for large institutions. After that model is assembled, it will be further tested and developed to confirm that it has all the desired specifications, such as brewing and decaffeination speed, ease of customer removal of the separation device and safety design. Although there can be no assurances, it is anticipated that such final design refinements to the working model will be completed in the middle of 1997 and that sales orders could commence thereafter. Once the final working model has been designed, NEWCO will create the necessary moulds for parts and assembly line manufacture.

     To create a potential customer awareness of the Company's Decaffeination System, the Company intends to commence a public relations and advertising campaign in the second quarter of 1997. The Company will attempt to employ lower cost public relations at trade shows, in trade publications and at other appropriate food or kitchen appliance shows and events. Initially, the advertising employed by the Company will be print media consisting of magazines, newspapers and point of purchase signage. To finance this public relations and advertising, the Company has the prepaid Media Credits from PML.

Media Purchase Agreement

     Under the Media Purchase Agreement with PML, it contractually agreed to finance $1.5 million of media for the Company's public relations and advertising campaign through Grow Marketing Services ("GROW"), an independent marketing company. In exchange for the Company issuing 1,136,363 shares of its common stock, representing a price of $1.32 per share, the Company acquired the $1.5 million of prepaid, dedicated media credits (the "Media Credits") and certain media services.

     The media advertising services provided by GROW include conducting market research services for the purpose of formulating a media plan to optimize the benefits of the media advertising campaign. Then, GROW secures suitable advertising time on television, radio, or cable systems, or advertising space in newspapers, magazines, or other publications of mass appeal.

     In the Media Purchase Agreement, PML provides the Company with an agreed amount in media financing as part of the Company's overall media plan, on a basis of one-third cash and two-thirds media credit. At the closing of the transaction Proxhill delivers cash, media, media credit and/or other media-related assets to GROW as payment for media credit extended to the Company. Proxhill then delivers to the Company a pre-paid purchase order acknowledging the Company's right to purchase media from GROW under the terms set forth in the Agreement.

     The Company will use the $1,500,000 of prepaid Media Credits to finance the introduction and initial product advertising and marketing support for the DECAFFOMATIC products in the United States and Canada. The Company is currently interviewing advertising agencies and public relation firms who will assist the Company in the design and implementation of an marketing campaign to introduce DECAFFOMATIC to the public.

     Given that DPI is newly formed and has conducted no independent market research or consumer focus groups activities, there can be no assurance that DPI will be successful in introducing the DECAFFOMATIC technology to the consumer public, that it will have any commercial level of acceptance by the public or that if there is some level of commercial acceptance, that it will be sufficient for the Company of DPI to continue supporting a marketing and advertising program or that such efforts will ever be profitable.

     The Company has only recently commenced limited marketing activities. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that the Company and its marketing contractors and partners will be able to commercialize successfully or achieve market acceptance of the Company's products and technologies. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability. Further, there can be no assurance that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to the products of the Company. The failure to market successfully the Company's products would have a material adverse effect on the Company's results of operations and financial conditions.


     The Company is dependent for product sales revenues upon the success of its third party marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements.


Research and Development; Collaborative Arrangements

The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, and independent consultants. However, at present the Company has only four full-time employees, three of whom are devoted to research and development, and, accordingly is dependent upon third parties to conduct significant research and development, laboratory testing, clinical studies, and the procedures and processes necessary to apply for and, if possible, obtain FDA and other regulatory approvals and manufacture and market a finished product.

As is the case with the University of Massachusetts and the University of Akron, it is believed by the Company that the use of outside collaborative research agreements is the most efficient method to have certain aspects of its technology further researched and developed while minimizing the capital investment such ventures require from the Company.

Although the Company had entered into an agreement with the Massachusetts General Hospital to conduct collaborative research on the initial PLASMA PURE separation technology, that agreement expired in June 1993. To facilitate the development of its DECAFFOMATIC technology, in October 1994 the Company entered into a Memorandum of Understanding with the University of Massachusetts whereunder the Company would use the University's facilities and engage certain of the University's professors and students to perform further research and development on the DECAFFOMATIC device as directed by the Company. The Company conducted various research and development activities, primarily pertaining to the DECAFFOMATIC technology, at the University of Massachusetts facilities during 1994 and l995.

In 1996, the Company entered into a collaborative Research Agreement with the University of Akron to further develop and finalize the polymer that the Company will be using for the DECAFFOMATIC separator. Under the University of AKRON Research Agreement, which is currently in effect the Company pays $10,000 per month to the University for the services enumerated in the Agreement.

The Company believes that research facilities and arrangements necessary to continue its further research and development of its electrostatic separation technologies are readily available. From July 1992 to December 31, l996, the Company incurred a development stage deficit of $1,989,212. The Company anticipates incurring significant research and development expenditures in the future as the Company continues its efforts to develop further applications and uses for its present separation technologies and as it begins to research other technologies.

MANUFACTURING

The Company currently does not own or operate manufacturing facilities for commercial production of its DECAFFOMATIC or any other products. In addition, the Company has no intention of acquiring or developing any manufacturing facilities. Instead, the Company intends to rely on third party contract manufacturers to manufacture its products. There can be no assurance that such arrangements will be successful or that the contract manufacturer will be able to develop or provide adequate manufacturing capabilities for commercial scale production. Although it has no plans or intentions of doing so, in the event the Company decides to establish a commercial scale manufacturing facility, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. There can be no assurance that the Company will be able to develop adequate commercial manufacturing capabilities either on its own or through third parties.


The NEWCO Manufacturing and Distribution Agreement.

     On September 20, 1996, the Company entered into the NEWCO Agreement for certain institutional manufacturing and marketing of the Decaffeination System. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffeemaking equipment in North America. The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffeemaker market and will be the manufacturer of the DECAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units of the product for the first year, 50,000 units for the second year and 100,000 units the third year. In consideration and on account of the exclusive arrangement under the NEWCO Agreement, NEWCO has also agreed to pay the costs and expenses of all materials and services which NEWCO shall incur in the development of the DECAFFOMATIC device for the institutional coffeemaker marketplace. All of the technology and final commercial model designs of the Decaffeination System will be the property of the Company.

     Under the NEWCO Agreement, the Company sells units of the Decaffeination System to NEWCO for a net price to the Company. The Company anticipates that the price to be paid by NEWCO, which is still being finalized until the final working and commercial ready components are established, will be in the range of approximately $20 per unit for small OCS type users, ranging to $200 for large, high volume institutional coffee brewers. NEWCO takes the Decaffeination System and in turn incorporates it into its coffeemakers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. The Company can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.

     The Company believes that its exclusive agreement with NEWCO in the areas covered will allow it to establish a presence in the market more quickly and on a more cost-effective basis than it could achieve by building its own manufacturing facility or its own sales, marketing and service network in the relatively fragmented OCS market, that consists primarily of small office users. As of the date of this Prospectus, NEWCO has make several working models and has recently completed one pre-final working model of the institutional coffeemaker-brewer that is being further tested and developed to confirm that it has all the desired specifications, such as brewing and decaffeination speed, ease of customer removal of the separation device and safety design. Although there can be no assurances, it is anticipated that such final refinements to the final institutional working model will be completed in the first half of 1997 and that sales orders could commence thereafter.

     The Company also utilized the facilities at the University of Massachusetts and University of Akron to conduct development design of the DECAFFOMATIC system relating to the characteristics of the brewed coffee, including pH, color, flavor and aroma of the coffee, after it has passed through the DECAFFOMATIC device. This on-going development of the optimum product that removes caffeine most efficiently with the minimal impact on color, taste and aroma of the brewed coffee is being conducted by the Company at the University of Akron. The Company intends to continue working at the University of Akron to further refine and develop new decaffeination products in the future.

     The Company has manufactured and supplied the PLASMA PURE separation device, on a limited basis, for test purposes only, to research institutions and to prospective financing partners and others. The Company has made five prototype PLASMA PURE devices to date which were tested by the Company from August 1992 through April 1993. The Company believes that its early basic test results demonstrated that the PLASMA PURE separation technology is capable of removing significant amounts of infectious viral particles from plasma. However, the PLASMA PURE requires significant further research and development before it can be submitted to the FDA if at all after the further results of research and clinical trials are obtained.

     The Company's electrostatic separation devices are manufactured from generally available materials, and the Company is not dependent upon any single supplier. The Company believes that there are numerous third party contract manufacturers similar to NEWCO available around the world who can manufacture its DECAFFOMATIC products on an OEM basis. The Company currently has insufficient resources to establish and conduct its own commercial manufacturing activities with respect to its proposed products. If the Company, in the future, decides to establish its own manufacturing facilities and capabilities, at least for certain products, it would require substantial additional funds and personnel.


GOVERNMENT REGULATIONS

The production and marketing of some of the Company's products, including the PLASMA PURE, will be subject to regulation for safety and efficacy by numerous federal, state and local agencies, and comparable agencies in foreign countries. The Company's PLASMA PURE system will be considered a medical device. As such, the FDA would require the Company to apply for and obtain either a premarket notification clearance under Section 510(k), or a PMA prior to sales and marketing of the device in the United States. The 510(k) premarket notification may be obtained if the medical device manufacturer can establish that the newly developed product is substantially equivalent to another legally marketed device. The FDA may also require clinical data or other evidence of safety and effectiveness. In the United States, the FDA Act, govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products and technologies.

     Under the FDA Act, the FDA regulates the preclinical and clinical testing, manufacturing labeling, distribution, sale and promotion of medical devices in the United States. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification or approved under a PMA, from being marketed for unapproved clinical uses.

     Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including the initiation of product seizures, injunction actions, mandatory recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices. The FDA also has the authority to withdraw approval of instruments and devices in accordance with statutory procedures.

     The Company has not prepared or made application to the FDA or any governmental authority for approval of the PLASMA PURE device or related products. The FDA approval procedure involves completion of pre-clinical studies and the submission of the results of these studies to the FDA an application. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve additional multi-center testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse safety effects are observed in volunteers or patients. In addition, the FDA may request Phase IV trials after approval to resolve any lingering questions.

     The results of the pre-clinical and clinical studies on new medical devices are then submitted to the FDA for approval to commence commercial sales. Following extensive review, the FDA may grant marketing approval, require additional testing or information or deny the application. Continued compliance with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process, labeling and promotional material and record keeping and reporting requirements, is necessary for all products. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

     The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. If the manufacturer cannot establish equivalence or if the FDA determines that the device requires more extensive review, the FDA will require the submission of PMA. The PMA must contain nonclinical and clinical investigation results, a description of the methods, facilities and controls used for manufacturing, and the proposed labeling for the device. The Company must receive FDA approval for Phase I, II, and III trials to test the PLASMA PURE device. FDA review of a PMA would take at least nine months to a year following submission of Phase III test results, and may take longer. No assurance can be given that approval of the PLASMA PURE PMA would be granted.

     The packaging and labeling of all the Company's proposed PLASMA PURE products will be subject to FDA regulation. Because of the extensive costs and time involved, the Company currently intends to rely primarily on licensees and joint venturers to obtain regulatory approvals and market its PLASMA PURE products, when developed. No assurance can be given that the Company will reach agreement with any proposed licensees for such products. Licensees will generally have the right to terminate funding a product at any time for any reason without significant penalty. The resources and attention devoted by a licensee, if obtained by the Company, to a product are not in the Company's control, and this can result in delays in clinical testing, the preparation and prosecution of regulatory filings and commercialization efforts. Even if the Company is successful in finding licensees for its products, these delays would cause the payment of any royalties to be delayed.

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities must be obtained in any foreign country prior to the commencement of marketing of the product in that country. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities can result after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

     No assurance can be given that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which the Company plans to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

PATENTS AND LICENSE RIGHTS

     The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company applied for U.S. patents covering its

DECAFFOMATIC separation technology and its PLASMA PURE separation technology in 1993. On August 22, l995, the Company was issued a patent by the U.S. Commissioner of Patents and Trademarks, Patent Number 5,443,709, for its "Apparatus For Separating Caffeine From A Liquid Containing the Same." On December 11, 1996, the Company received notice from the U.S. Patent Office that its core patent application for the electrostatic separation technology for removing substances from a fluid had been allowed. The granting and issuance of the patent is expected in the near future.

     The Company believes that patent protection of its technologies, processes and products is very important to its future operations. The success of the Company's proposed products may significantly depend upon the Company's ability to obtain patent protection. No assurance can be given that any patents will be issued or if issued that they will have commercial value to the Company. If a patent is granted, the cost of enforcing the Company's patent rights in lawsuits, if necessary, may be significant and could interfere with the Company's operations.

     Although the Company intends to file additional patent applications as management believes appropriate with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that the Company relies on unpatented proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to the Company's trade secrets, that any obligation of confidentiality will be honored or that the Company will be able to effectively protect its rights to proprietary technology. Further, no assurance can be given that any products developed by the Company will not infringe patents held by third parties or that, in such case, licenses form such third parties would be available on commercially acceptable terms, if at all.


COMPETITION

     The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future are or could be the basis for competitive products. No assurance can be given that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any that are being developed by the Company.

     The Company expects products approved for sale, if any, to compete primarily on the basis of product uniqueness, efficacy, safety, reliability, price and patent position. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

PRODUCT LIABILITY

     The development, manufacture and sale of the Company's products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently does not maintain liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of some of its products. No assurance can be given that the Company will be able to obtain product liability insurance or, if obtainable, that it will be on financially reasonable terms. It is anticipated that the liability insurance for the types of products to be marketed by the Company, if available, will be very expensive. If such insurance is not obtained and maintained at sufficient levels, or if any product liability claim were brought against the Company and were sustained for a sufficient amount, it could have a material adverse affect on the business or financial condition of the Company.

EMPLOYEES

     As of the date hereof, the Company has five full time employees, one in management, three in research and development and one in administration. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory. See "Management".

ENVIRONMENTAL QUALITY

     The Company believes that it is now in compliance with all Federal, State and local laws relating to the protection of the environment. The Company does not generate, store, transport or dispose of any hazardous waste, and that management believes that none of the Company's products is regarded as a hazardous material by the applicable regulations for the protection of the environment. The Company does not anticipate making any capital expenditures in the current or succeeding fiscal year for environmental control efforts regarding its products.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company's principal offices are currently located at 40 Bayfield Drive, North Andover, Massachusetts and consists of approximately 1,276 square feet.

The Company had an initial three year lease which commenced on August 12, 1993 and ended on August 11, 1996. The Company extended this lease for one additional year. The Company pays an annual rent of $14,450.00. The Company's headquarters, and research and development facilities are located therein.

In October 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The lease at 950 Third Avenue, New York, New York, is for a term of five years at an annual base rental of $32 per square foot. The lease contains standard pass-throughs by the unaffiliated landlord of increases in real estate taxes and operating expenses after the first year of occupancy. The 950 Third Avenue lease expires on January 31, 2002. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future and is negotiating to sub-lease or assign the lease at 950 Third Avenue to an unrelated party.

     Upon the end of these current leases, the Company expects to be able to either negotiate new leases with the current landlord or locate suitable premises elsewhere for comparable fair market rent to that now being paid. The Company believes that its property and equipment are in good operating condition and are adequate for existing and immediately foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any other material pending or threatened legal proceedings against the Company or its officers and directors.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of the security holders in the fourth quarter of 1996.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     There is currently a limited public trading market for the Company's Common Stock. There are currently five market-makers for the Company's Common Stock. The Common Stock has traded on a limited basis on the OTC Bulletin Board under the symbol "IMSO" since November 15, 1994. The stock registrar and transfer agent for the Company is Progressive Transfer Company, Salt Lake City, Utah.

     The following table sets forth the high and low closing quotations for the Common Stock, as reported by NASDAQ for each fiscal quarterly period during 1996. The quotations as reported reflect inter-dealer quotations without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                             High          Low
                                             ----          ---

January 1, 1996 - March 31, 1996            $2.50          1.25
April 1, 1996 - June 30, 1996                3.25          1.25
July 1, 1996 - September 30, 1996            3.87          2.25
October 1, 1996 - December 31, 1996          3.25          2.50


     (b)  Holders of Common Stock

     Title of Class                      Approximate Number of Record Holders
                                              (as of December 31, l996)

     Common Stock, $.001 par value                   258

A number of shares are held of record by brokerage and other institutional firms for their customers.

     (c)  Dividends

     The Company has never declared or paid a cash dividend on its common stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends. Declaration and payment of dividends are within the discretion of the Company's Board of Directors, which will review such dividend policy from time to time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and technology and general and administrative expenses. Since entering the development stage in July, 1992, the Company has generated an accumulated deficit of $1,989,212 at December 31, 1996 and has a total accumulated deficit of $2,610,120.

     The Company had no revenues from continuing operations in years ending December 31, 1993, December 31, 1994, December 31, l995 or December 31, 1996. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinue operations and was reactivated and entered into a new development stage in July 1992.

     The Company's losses incurred since inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of commercialization activities. There can be no assurance of when and whether the Company will generate significant revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology and is anticipating sales thereof to commence in 1997, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues may not match the timing of associated product development of other expenses. The amount of revenues in any given period is not necessarily indicative of expected revenues for future periods.

     The Company's ability to achieve sales and increase its levels of revenue will depend upon its ability to secure additional financing and future licensees, if any, and successfully develop, test and sell the Company's products. The Company's ability to generate significant revenue and become profitable is dependent in large part on its commercializing the Company's lead product, the DECAFFOMATIC, expanding its manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

     Net losses increased from $406,086 for the year ended December 31, 1995 to $762,758 for the year ending December 31, 1996, a 149% increase. The Company had no revenues or operating income for years ended December 31, 1995 and December 31, 1996 from continuing operations. For the year ended December 31, 1995, the Company earned $3,070 in interest on its interest bearing investment account. $3,022 in interest was earned for the comparable period in 1996.

     Total operating expenses were $408,700 for 1995 in comparison to $757,824 for 1996, an increase of 85%. The increase in these costs from 1995 to 1996 was primarily due to increased outside consultants' fees, higher costs under research agreements with outside institutions, and more staffing and wages and salaries for research and development being performed in 1996 than those incurred in 1995 as the Company continues further product research, development and refinement on its Decaffomatic and other separation technologies. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.23) for the year ended December 31, 1996, in comparison to a loss per share of $(.14) for the comparable year in 1995.

     At December 31, l995, the Company had total assets of $12,980. Total liabilities of $63,343 and total stockholders' equity of $(50,363). At December 31, l996, the Company had total assets of $2,251,944, an increase of $2,238,964 from the comparable period in l995, total liabilities of $77,883 an increase of $14,540 from l995, and a total stockholders' equity of $2,174,061, in comparison to a stockholders' deficit of $(50,363) in the prior year.


Year Ended December 31, l995 Compared to the Year Ended December 31, 1994

     The Company had a net loss of $406,086 for the year ended December 31, l995 in comparison to a net loss of $514,147 for the year ended December 31, 1994. The Company had no revenues or operating income for the years ended December 31, l995 and December 31, 1994 from continuing operations. Total general, administrative and development expenses were $408,100 for l995 in comparison to $514,147 for 1994. The decrease in these costs from 1994 to l995 was primarily due to less research and development being performed in l995, as less capital was available to the Company. All research and development costs were expensed currently in the year incurred, rather than capitalized.

     At December 31, 1995, the Company had total assets of $12,980, total liabilities of $63,343 and total stockholders' deficit of $50,363. At December 31, 1994, the Company had total assets of $167,878, total liabilities of $81,168 and total stockholders' equity of $86,710. The decline in assets during fiscal l995 resulted from available current assets being expended for research and development and other general and administrative expenses without any operating income.For year ended December 31, l994, the reduction in total assets by $99,284 and total stockholders' equity by $121,505 from the amounts earlier reported for that period resulted from the receivable shown due at December 31, l994 under the Regulation S subscription agreements outstanding from various foreign purchasers, which amount was reported to be subject to offset by legal expenses incurred in Germany, offering costs and expenses and interim loans payable, being reclassified as a reduction of paid in capital.

     No provision for income taxes has been recorded due to net operating loss carry forwards.


                         LIQUIDITY AND CAPITAL RESOURCES


     The Company had positive working capital as of December 31, l996, of $935,497 in comparison to a negative working capital position as of December 31, l995 of $(54,709). The Company had an accumulated deficit of $2,610,120 at the period ended December 31, l996, in comparison to an accumulated deficit of $1,847,362 at the period ended December 31, l995. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

     The Company has financed operations from entering the development phase in July 1992 (through December 31, 1996) primarily through the private placement of its stock and, to a lesser extent, through borrowings from notes payable. For the year ended December 31, l996, the Company's cash requirements were satisfied primarily from the cash reserves in its operating accounts, a private placement consisting of a promissory note in the amount of $300,000 and 150,000 shares of the Company's Common Stock for par value of $.001 per share, made to the company by a private lender, Hampton Tech Partners, LLC ("Hampton"), on August 19, 1996. The promissory note bore interest at the rate of 7% per annum and was due in full on the earlier of (a) February 19, 1997, or (b) from the proceeds of an equity or debt placement by the Company prior to that date. Additionally, on September 20, 1996, the Company entered into the Stock Purchase Agreement and the separate Media Purchase Agreement to sell an aggregate of 2,272,728 shares of its common stock, par value $.001, to two purchasers, Hampton Tech Partners II, LLC, a Colorado limited liability company ("HTP-II"), which purchased 1,136,364 shares, and Proxhill Marketing, Ltd., a private company based in Colorado ("PML"), which received 1,136,364 shares. The closing under the agreements occurred in November and December 1996 and the sales price was $1.32 per share and gross proceeds and credits received by the Company were $3,000,000. The proceeds were paid $1,500,000 in cash by HTP-II under the Stock Purchase Agreement and $1,500,000 in prepaid media credits ("Media Credits") to be used at the Company's direction under the Stock Purchase Agreement. The Company intends to use the Media Credits during the next 18 months to market its DECAFFOMATIC products. In both stock sales, the purchasers represented that they were "Accredited Investors" as that term is defined under Regulation D promulgated by the Commission pursuant to the Securities Act. Of the Shares being registered under this Prospectus, 150,000 were sold to Hampton, 1,136,364 were sold to HTP-II and 1,136,363 were issued to PML. Upon the closing of the HTP-II Stock Purchase Agreement in November 1996 the Company repaid the $300,000 promissory note to Hampton in full.

     The Company does not currently possess a bank source of financing. Although the Company believes that the above financing will be adequate to cover its liquidity requirements over the next 8 months, it cannot be certain that these sources of capital will be adequate. Should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.

     The Company's ability to continue in business as a going concern depends upon its ability to generate revenues and royalties from the sale of its technology and products, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through the placement of its common stock. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company presently cannot assure. Any such reductions of expenditures might materially adversely affect the ability of the Company to produce competitive products and services and to market these effectively.

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

     The Company believes that its research and development of its decaffeination technology is substantially complete and it is ready to introduce its decaffeination products to the commercial institutional user market in 1997. On September 20, 1996, DPI entered into the Manufacturing and Distribution Agreement with NEWCO Enterprises, Inc., of St. Charles, Missouri to manufacture a coffee brew basket, incorporating the decaffeination technology, for DPI's sales to the institutional coffee maker marketplace in North America (the "NEWCO Agreement"). Under the NEWCO Agreement, NEWCO was granted the exclusive right to market and distribute the products incorporating the Company's decaffeination technology to the so-called "office coffee supply" market segment in North America for a period of three years. Over the past five months, the Company has been working with NEWCO to develop, design and test working models, and assist in the design of moulds for the production of the decaffeination device. Although there are no assurance, it is anticipated that sales under the NEWCO Agreement will occur in the second half of 1997.

     On September 20, 1996, the Company entered into a Marketing Agreement with Hughes, Edwards & Price, Inc., of Traverse City, Michigan, wherein Hughes was appointed the exclusive representative to market the Company's decaffeination technology and products to the institutional coffee maker marketplace, such asrestaurants and hotels, in North America for a period of three years (the "Hughes Marketing Agreement"). In exchange, Hughes agreed to sell or purchase a minimum of $3 million worth of units the first year, $5 million worth of units the second year and $7 million worth of units the third year from the Company. Although there can be no assurance, sales under the Hughes Marketing Agreement are anticipated to occur in 1997. All of the units to be sold by the Company to Hughes or its customers will be manufactured by NEWCO. NEWCO has also agreed to purchase a minimum of 25,000 units the first year, 50,000 units the second year and 100,000 units the third year of the NEWCO Agreement of the DECAFFOMATIC device for sales to the "office coffee supply" market. Although there can be no assurances, the Company intends to license the DECAFFOMATIC technology to another unrelated company for manufacture, marketing and distribution in the rest of the world.

      The Company believes that its existing cash and cash equivalents, the $1.5 million of prepaid Media Credits, together with anticipated cash flow from operations in the latter part of 1997 will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 8 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (v) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

Factors That May Affect Future Results

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, in other sections of this Annual Report on Form 10-KSB including, without limitation the "Description of Business" Section in Part I, and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement:

Development Stage Company - History of Operating Losses and Accumulated Deficit.

     The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. The Company has incurred net losses in each year since inception. These losses have resulted primarily from expenses associated with the Company's research and development activities and general administrative expenses. The Company anticipates that its expenses will increase in the future. The amount of future expenses, corresponding further potential net losses and time required by the Company to reach profitability, if ever, are uncertain. The Company's ability to generate significant revenue and become profitable is dependent in large part on its commercializing the Company's lead product, the DECAFFOMATIC, expanding its manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to commercialize successfully products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

Future Capital Requirements; Uncertainty of Future Funding.

     IMSCO'S operations to date have consumed substantial amounts of cash. As the Company continues its research and development of its electrostatic technologies in various areas, it expects to continue spending substantial amounts over the foreseeable future. The Company anticipates that its existing capital resources will be adequate to satisfy its current capital requirements for at least the next 8 months. Thereafter, the Company will need to raise substantial additional funds through equity or debt financings, or sale or licensing of its technology and products. There can be no assurance that any such additional funding will be available to the Company or that the Company will have sales of its products. In the event the Company has insufficient working capital, and is unable to locate additional capital on acceptable terms, the Company may be required to curtail its operations substantially, including its research and development activities.

Early Stage of Product Commercialization; Technological Uncertainties.

     The Company is in the development stage, and has only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While the Company believes that the development of the DECAFFOMATIC technology is substantially complete and plans are being made to introduce the DECAFFOMATIC product to the market in 1997, there are a number of challenges that the Company must successfully address to complete any of its development efforts. With respect to PLASMA PURE, although the results of initial basic research by the Company and/or its collaborators was positive, it may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. As results of particular preclinical studies and clinical trials are received by the Company, the Company may abandon projects such as PLASMA PURE, which it might otherwise have believed to be promising, some of which may be described in this Prospectus. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. There can be no assurance that the Company's development programs will have necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

     In addition, the product development programs conducted by the Company and its collaborators are subject to risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the technologies used by the Company will prove to be ineffective or any or all of the Company's products or technologies needing FDA clearance will prove to be unsafe or toxic or otherwise fail to receive necessary regulatory approvals; that the product candidates, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude the Company or its collaborators from marketing products utilizing the Company's technologies; or that third parties will market superior or equivalent products. There can be no assurance that any medical products being developed by the Company or others will be successfully developed or commercially accepted. Accordingly, there can be no assurance that the Company's research and development activities will result in any commercially viable products. See "Business - "Research and Development" and "- Competition."

Government Regulations.

     The production and marketing of some of the Company's products, including the PLASMA PURE, are subject to regulation for safety and efficacy by numerous federal, state and local agencies, and comparable agencies in foreign countries. In the United States, the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labelling, storage, recordkeeping, approval, advertising and promotion of the Company's proposed products and technologies. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including the initiation of product seizures, injunction actions, mandatory recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as the refusal of the government to enter into supply contracts or to approve NDAs. The FDA also has the authority to withdraw approval of instruments and devices in accordance with statutory procedures.

     The Company's PLASMA PURE system will be considered a medical device. As such, the FDA would require the Company to obtain either a premarket notification clearance under Section 510(k) of the Federal, Food, Drug, and Cosmetic Act ("510(k)"), or an approved premarket application ("PMA") prior to sales and marketing of the device in the United States. The 510(k) premarket notification may be obtained if the medical device manufacturer can establish that the newly developed product is substantially equivalent to another legally marketed device. The FDA may also require clinical data or other evidence of safety and effectiveness.

     If the manufacturer cannot establish equivalence or if the FDA determines that the device requires more extensive review, the FDA will require the submission of PMA. The PMA must contain nonclinical and clinical investigation results, a description of the methods, facilities and controls used for manufacturing, and the proposed labeling for the device. The Company must receive FDA approval for trials to test the PLASMA PURE device. FDA review of a PMA would take at least six months following submission of Phase III test results, and may take longer. (See "Business -- Government Regulation" for details on the various phases) It is currently estimated by the Company that with adequate funding, it would take approximately two years to receive FDA clearance. No assurance can be given that approval of the PLASMA PURE PMA would be granted.

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities must be obtained in any foreign country prior to the commencement of marketing of the product in that country. The approval procedure varies from country to country, can involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities can result after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

     The Company has not prepared or filed any applications with the FDA or any governmental authority for approval of the PLASMA PURE device or any related product. No assurance can be given that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which the Company plans to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

Competition.

     The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future are or could be the basis for competitive products. No assurance can be given that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any that are being developed by the Company.

     The Company expects products approved for sale, if any, to compete primarily on the basis of product uniqueness, efficacy, safety, reliability, price and patent position. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. See "Business - Competition."

Uncertainty of Market Acceptance.

     The Company has only recently commenced limited marketing activities. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that the Company and its marketing contractors and partners will be able to commercialize successfully or achieve market acceptance of the Company's products and technologies. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability. Further, there can be no assurance that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to the products of the Company. The failure to market successfully the Company's products would have a material adverse effect on the Company's results of operations and financial conditions.

Dependence on Marketing Partners.

     The Company has limited experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its products includes entering into agreements with other companies to market current and certain future products incorporating the Company's technology. To date, the Company has entered into two such agreements with Hughes and NEWCO. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company.

     The Company is dependent for product sales revenues upon the success of such third party marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Business - Marketing."

Lack of Manufacturing and Sales and Marketing Experience.

    The Company has no experience in, and currently lacks the resources and capability to, manufacture any of its proposed products on a commercial basis. Initially, the Company anticipates that it will be dependent to a significant extent on third party contract manufacturers or other entities for commercial scale manufacturing of its products. Although it has no plans or intentions of doing so, in the event the Company decides to establish a commercial scale manufacturing facility, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. There can be no assurance that the Company will be able to develop adequate commercial manufacturing capabilities either on its own or through third parties. In addition, the Company does not anticipate establishing its own sales and marketing capabilities in the foreseeable future. There can be no assurance that the Company will be able to develop adequate marketing capabilities either on its own or through third parties. See "Business
- Manufacturing; - Marketing."

Possible Product Obsolescence.

     The Company expects technological developments to continue at a rapid pace in the electrostatic separation industries, and there can be no assurance that technological developments will not cause the Company's technology to be rendered obsolete. The Company's future success, if any, will be dependent upon its ability to remain competitive with others involved in the development, manufacture and marketing of similar products and technologies through its continued capability to design high quality products in a cost efficient and timely manner, of which there can be no assurance.

No Assurance as to Protection of Intellectual Property; Dependence on Intellectual Property.

     The Company's success depends in large part on whether it can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

     Patents have been granted to the Company for both method and devise in the technology for the separation of caffeine from a brewed beverage. No other patents have, as yet, been issued but it is expected that patents will be issued. The Company believes that patent protection of its technologies, processes and products is very important to its future operations. The success of the Company's proposed products may significantly depend upon the Company's ability to obtain patent protection. No assurance can be given that any additional patents will be issued or if issued that they will have commercial value to the Company. When a patent is granted, the cost of enforcing the Company's patent rights in lawsuits, if necessary, may be significant and could interfere with the Company's operations.

     Although the Company intends to file additional patent applications as management believes appropriate with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that the Company relies on unpatented proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to the Company's trade secrets, that any obligation of confidentiality will be honored or that the Company will be able to effectively protect its rights to proprietary technology. Further, no assurance can be given that any products developed by the Company will not infringe patents held by third parties or that, in such case, licenses from such third parties would be available on commercially acceptable terms, if at all. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technologies. The Company intends to market its products internationally, and the laws of some foreign countries may not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's competitors will not independently develop comparable or superior technologies. See "Business - Patents and License Rights."

Dependence Upon Key Management Personnel.

     The success of the Company is substantially dependent upon existing management. The Company considers Mr. Berg, Mr. Crose and Dr. Waldman to be key executives. The loss of the services of Mr. Berg, Mr. Crose or Dr. Waldman, as well as other key personnel, or any inability to attract and retain qualified personnel to replace them in the event of their leaving the Company for any reason, may adversely affect the Company's business. The Company has not applied for key man life insurance on the lives of Mr. Berg, Mr. Crose or Dr. Waldman and does not intend to. Because of the nature of its business, the Company will be dependent upon its ability to attract and retain technological qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite expertise or in adequate numbers to enable it to conduct its business as proposed.


Rapid Technological Change.

     The market for biotechnology products has been characterized by rapid technological change, frequent product introductions and evolving industry requirements. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend, among other matters, upon its ability to enhance its existing products and to successfully develop new products that meet increasing customer requirements and gain market acceptance. Achieving these goals will require continued substantial investment by the Company in product development and marketing. There can be no assurance that the Company will have sufficient resources to make these investments, that the Company will be successful in developing product enhancements or new products on a timely basis, if at all, or that the Company will be able to successfully market these enhancements and new products once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

Products Liability and Other Claims.

     The Company may be subject to substantial products liability costs if claims arise out of problems associated with the products by the Company. The Company currently has no product liability insurance; however, it is anticipated that such insurance will be very expensive to maintain, if obtainable at all. The Company will seek to maintain products liability coverage for the benefit of the Company to protect the Company against such liabilities, but there can be noassurance that such arrangements can be made, or if made, will be effective to insulate the assets of the Company from such claims. The Company will attempt to maintain insurance against such contingencies, in scope and amount which it believes to be adequate. However, there can be no assurance that such product liability insurance will be available, or if available, that it will adequately insure against such claim. If such insurance is not obtained and maintained at sufficient levels, or if any product liability claim were brought against the Company and were sustained for a sufficient amount, it could have a material adverse affect on the business or financial condition of the Company.

Limited Prior Market for the Common Stock.

     There has only been a limited public market for the shares of the Company on the OTC Bulletin Board. There is no assurance that an active public market for the Common Stock will develop in the United States at any time in the future. At December 31, 1996 the Company had approximately 6,092,424 shares outstanding. Of these shares, approximately 4,987,442 outstanding shares, including the 2,860,228 outstanding shares being registered in the Registration Statement, will be freely tradable without restriction. As long as there is a limited public market for the Company's Common Stock, the sale or placement by a shareholder of a significant number of shares for sale in the market at any one time could be difficult to achieve at then current market prices, and could cause a material decline in the price of the Common Stock.

Volatility of Stock Price.

     The market price of the shares of Common Stock, like that of the common stock of many other technology companies, has been and is likely to be highly volatile. Factors such as the results of clinical trials by the Company or its competitors, other evidence of the safety or efficacy of the Company's or competitors products, announcements of technological innovations or new commercial products by the Company or its competitors, government regulation, developments in patent or other proprietary rights of the Company or its competitors, fluctuations in the Company's operating results, sales of large amounts of stock by shareholders, and limited, undercapitalized and less experienced market makers are among the many reasons which could have a significant effect on the market price of the Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many technology and biotechnology companies.

Management of Changing Business.

     The Company is a development stage company which has primarily devoted its activities to research and development. As the Company begins to emerge from the development phase to a commercial operations place, given the level of technical and marketing expertise necessary to support its anticipated new products and customers, the Company must attract and retain highly qualified and well-trained personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. The Company's emergence from the development phase may also significantly strain the Company's management, financial and other resources. The Company believes that improvements in management and operational controls and operations, financial and management information systems will be needed to manage future emergence from the development and commercial operating phase, should it occur. The failure to implement such changes could have a material adverse effect upon the Company.

Products Reliability.

     Most applications incorporating the Company's technologies are being still developed or have only begun to be introduced to the market. As a result of the limited period of use and the controlled environment in which most of the Company's technologies have been tested and used to date, there can be no assurance that they will meet their performance specifications under all conditions or for all applications. If any of the Company's technologies fail to meet such expectations, the Company may be required to enhance or improve that technology, and there can be no assurance that the Company would be able to do so on a timely basis, if at all. Any significant reliability problems could have a material adverse effect on the Company's business and prospects.

Potential Issuance of Additional Shares.

     The Company is currently authorized to issue up to a total of 15,000,000 shares of Common Stock, $.001 par value, and 1,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock"). There are currently approximately 6,092,425 shares of Common Stock outstanding, and stock options and warrants outstanding to acquire an additional 1,055,773 shares of Common Stock.

     The Company's Board of Directors is authorized, without stockholder approval, to issue Preferred Stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may further issue a series of Preferred Stock in the future that will have preference over the Common Stock with respect to the payment of dividends and proceeds from the Company's liquidation, dissolution or winding up or have voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock. The Company currently has no plans, commitments, arrangements or understandings to issue any Preferred Stock.

Shares Eligible for Future Sale; Potential
Adverse Impact on Market Price From Sales of Shares.

     Sales of substantial amounts of Common Stock in the public market by shareholders could adversely affect the market price of the Common Stock and adversely affect the Company's ability to raise capital at a time and on terms favorable to the Company. Although the Company has approximately five broker-dealers that are making a market in its common stock as of the date hereof, the Company shares are thinly traded on a limited basis. Consequently, if substantial amounts of Common Stock are sold into the public market by shareholders, the prevailing market price may be adversely affected. Upon the consummation of this offering based on the shares outstanding on December 31, 1996, the Company will have 6,092,424 shares of Common Stock outstanding. Of these shares, approximately 4,987,422 shares, including the 2,280,228 outstanding shares being registered in this Prospectus, will be freely tradable without restriction or further registration under the Securities Act, except for any shares held by an "affiliate" of the Company (as defined in the Securities Act and the rules and regulations thereunder) which will be subject to the limitations of Rule 144 and the approximately 1,513,636 shares which are subject to the Lock-Up Agreement until July 15, 1997. All of the remaining 1,105,002 shares are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, as such shares were issued in private transactions not involving a public offering. Approximately 790,000 such shares are currently eligible for sale under Rule 144.

In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person (or persons whose shares are aggregated under the terms of Rule 144), including an affiliate of the Company, who has owned restricted shares of Common Stock beneficially for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale, as reported by all national securities exchanges on which the Common Stock is traded and/or the automated quotation system of a registered securities association, or an approved consolidated transaction reporting system. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least three years is entitled to sell such shares under Rule 144 without regard to the volume limitations described above. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market prices prevailing from time to time.


Risks of Low Priced Securities.

     If the price per share of the Company's common stock is below $5.00, then unless the Company satisfied certain net asset tests, the Company's securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on the Company's most recent financial statement for the year ended December 31, 1996, the Company is excluded from the definition of a "penny stock" based on its net tangible assets being over $2 million at that date. If the Common Stock becomes subject to the penny stock rules, owners of the Company's common stock may find it more difficult to sell their shares.

Absence of Dividends.

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.



ITEM 7. FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ending December 31, 1996, and 1995 are included herein and consist of:

     Consolidated Balance Sheet (1996 and 1995)                    FS-2
     Consolidated Statement of Operations and Deficit              FS-3
     Consolidated Statement of Cash Flows                          FS-4
     Consolidated Statement of Stockholders' Equity (Deficit)      FS-5
     Notes to Consolidated Financial Statements                    FS-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or reported disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

(a) The current directors of the Company are set forth in the following table:


                                    YEAR FIRST
                                    ELECTED AS       OFFICE WITH
NAME                       AGE      DIRECTOR         COMPANY
----                       ---      --------         ------------


Sol L. Berg                62         1986           President and Director

Dr. Alan Waldman           51         1992           Vice President and Director

Mr. James Yurak            61         1995           Director

Mr. Victor Bauer           52         1996           Director

Mr. Scott Robinson         35         1997           Director

     Each Director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders.

     The Directors of the Company are not currently compensated as Directors, but the Board of Directors may in the future determine to pay directors' fees and reimburse directors for expenses related to their activities.

(b) The current executive officers of the Company are set forth in the following table:

                                    YEAR
                                    FIRST ELECTED   OFFICE WITH
NAME                       AGE      INTO OFFICE     COMPANY
----                       ---      -----------     -------------


Sol L. Berg                62       1986            President and Director

Dr. Alan Waldman           51       1992            Vice President and Director

Gloria Berg                58       1986            Secretary-Treasurer


Except for its agreement with Mr. Sol Berg, there are no other employment contracts with the executive officers. Officers serve at the will of the Board of Directors.

(c) The following person is considered a significant employee of the Company:


     James R. Crose, age 62, has been Director of Engineering for the Company since 1992 and Vice President-Engineering since 1996. Mr. Crose earned a B.S. in Mechanical Engineering from Northeastern University. His areas of expertise include: Fluidics, Vacuum Process Control, Heat Transfer in Electronics and AutoCad 1-4. He has 3 patents assigned to him with several other pending. He has held key engineering positions with Raytheon, Martin Marietta, Corning Glass, Sanders Assoc. and Sweetheart Cup Corp.

(d)  Family Relationships

     Sol L. Berg, the President and a Director, and Gloria Berg, the Secretary-Treasurer, are husband and wife.

(e)  Business Experience

     Sol L. Berg (age 62)

     Since the latter part of 1984, Mr. Berg has devoted his full-time efforts to the business of the Company. From 1982 to 1984, Mr. Berg was the Project Director and Product Manager for United Technologies Packard in Chicago, Illinois. This Company is a manufacturer of precision instrumentation. From 1980 to 1982, Mr. Berg was Product Manager for the Hamilton Company in Reno, Nevada. Hamilton Company is a manufacturer of precision scientific equipment. From 1974 to 1980, Mr. Berg, was the National Accounts Manager for Bio-Rad Laboratories in Richmond, California. This Company manufactures diagnostic materials and equipment. Sol L. Berg is the husband of Gloria Berg.


     Alan Waldman (age 51)

     Dr. Alan A. Waldman, Ph.D. joined IMSCO as Executive Vice President and a Director in 1992. Since 1988, Dr. Waldman has served as President of Waldman Biomedical Consultancy, an international advisory group. From 1981 to 1988, Dr. Waldman was the Technical Director for the New York Blood Center, which is the largest blood bank in the world having annual sales in excess of $400 million. Dr. Waldman is a recognized leader in planning, development and automation of serologic and diagnostic testing related to immunologic and viral markers. He is the author of over 60 reports and publications. Dr. Waldman is contractually obligated to devote at least 20% of his time to the Company. Dr. Waldman also became Chief Executive Officer of the Company's BioElectric Separation & Testing, Inc. subsidiary in January 1996.

     James G. Yurak  (age 61)

     Mr. Yurak was elected to the Board in l995 and serves as President and Chief Executive Officer of its DPI subsidiary. He brings 20 years of direct experience in the marketing and sales of coffee makers and coffee products to the Company and DPI. He joined Mr. Coffee, Inc. in 1976 as a Vice President and from 1986 to 1994 served as its Executive Vice President, where he helped direct the growth of Mr. Coffee from a concept to a company with sales of approximately $200 million per year. Mr. Yurak is a graduate of Colgate University.

     Gloria Berg (age 58)

     Gloria Berg has served as Secretary-Treasurer for the Company since late 1984. From 1982 to 1984, she was a bookkeeper and accountant for Hidden Lake Village Condominiums, Illinois. From 1975 to 1982, she was a department manager for 4 departments for Famous Barr department stores. Gloria Berg is the wife of Sol L. Berg.

     Victor Bauer (age 52)

     Mr. Bauer became a Director in 1996. Mr. Bauer has over 25 years experience in establishing product sales, marketing and distribution organizations. He is also the President and Chief Executive Officer of Universal Sales, Inc., which is a sales and marketing firm based in New York. Since l994, he has been President and chief Executive Officer of BIJ Enterprises, Ltd., St. James, New York, which entity serves as an Agent/Broker for Stone Container Corporation and Formosa Plastics. From 1991 to 1994, he was President and Chief Executive Officer of Royal Beverages of New York, Ltd., which was the exclusive franchised bottler and distributor of Royal Crown Cola Company for the New York and Long Island metropolitan area, excluding Manhattan. At Royal Beverages, Mr Bauer recruited and supervised management teams consisting of sales manager, directors of chain sales, controller and operations specialists, warehouse managers plus in excess of 100 additional employees. From 1971 to 1991, Mr. Bauer was the President of wholesale beverage distribution companies. He received a Bachelor of Science in Business Administration from New York University in l964 and a Masters Degree in Education from Brooklyn College in 1967.

     Scott Robinson (age 35)

     Mr. Robinson became a Director in 1997. Mr. Robinson currently co-owns and operates one of the largest retail liquor operations in Colorado. Since returning to Denver, Colorado in 1988, he has doubled the size of this family owned business. Prior to that time, Mr. Robinson spent several years in the mortgage banking and real estate brokerage business in Dallas, Texas.

     A graduate of the University of Colorado, he also earned an MBA from Southern Methodist University in 1985.

Directors do not receive any compensation for services as directors. During fiscal year 1996, the Company's Board of Directors performed the functions of a compensation committee of the Board in reviewing the compensation paid to employees, and of an audit committee in reviewing financial statements, management and internal audits. IMSCO does not have a separate Nominating or Compensation Committee.


ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets for the annual and long-term compensation of the chief executive officer and other executive officers for services in all capacities for the fiscal years ended December 31, 1994, 1995 and 1996, whose total annual salary and bonus exceeded $100,000 in any of those fiscal years.



                           SUMMARY COMPENSATION TABLE


Name of Individual   Capacity in which    Year      Salary        Additional
                          served                                 Compensation
------------------------------------------------------------------------------

                     Executive Officer     1996     $100,000

Sol. L. Berg         President and Chief   1995     $ 75,300
                     Executive Officer     1994     $ 51,944

James G. Yurak       Director and          1996           --       $100,000(2)
                     President of
                     DPI Subsidiary        1995           --

                        Executive Officer       1994      --

Dr. Alan D. Waldman     Director,               1996      --      132,000(3)
                        Vice President
                        and President           1995      --
                        of BEST Subsidiary      1994      --


(1) Consists of 150,000 shares of the Company received by Mr. Berg pursuant to the general exchange of the Company's shares for shares of DPI conducted in May 1996. In November of 1995, Mr. Berg had received 250,000 shares of DPI for assigning his patent to the decaffeination technology and for other services rendered. When all of the shares of DPI not owned by the Company were exchanged by the respective DPI shareholders in May 1996 for Company shares on a 0.6 Company shares to DPI share basis, Mr. Berg received the 150,000 shares of the Company.

(2) In connection with the signing of his amended employment agreement in September 1996, Mr. Yurak was granted 75,000 shares of unregistered common stock of the Company. Using the same $1.32 price per share the shares were sold to HTP-II and PML, the shares granted to Mr. Yurak would have a value of $100,000.

(3) For his services the Company agreed to issue Dr. Waldman 100,000 shares of common stock in October 1996 which shares did not vest and were not delivered until January 1997. Using the same $1.32 price per share that shares were sold to HIP-II and PML, the shares issued to Dr. Waldman would have a value of $132,000.

     There are no arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

     The Company currently provides medical insurance to all its employees.

Employment Arrangements

     Effective as of September 1, 1996, the Company entered into an employment agreement with Sol L. Berg providing for Mr. Berg's employment as the Company's President for a three year term. Mr. Berg's salary under this agreement is $125,000 per year. Mr. Berg is also eligible to receive an annual bonus equal to 3.5% of the "Net Earnings" in excess of $1 million per year from the Company's "Heal & Seal" Division. The term "Net Earnings" shall mean the earnings of the Company's "Heal & Seal" Division before taxes for each given fiscal year and shall be conclusively determined to be those shown on the income statement for such fiscal year by the Company in its Annual Report on Form 10-KSB as filed with the Commission; or, if the Company shall not be subject to the reporting requirements of Sections 13 or 15 of the Securities Exchange Act of l934, as shown on the Company's income statement audited and certified by an independent certified public accountant. The annual bonus shall be paid within 90 days after the end of the Company's fiscal year end. For purposes of calculating the bonus, the Company shall be charged in the aggregate no more than 10% of its gross revenues by Company for royalties on licenses from Company to the Division and for administration and management fees. The agreement also provides that Mr. Berg shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Berg shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Berg's employment with the Company is terminated by the Company other than for cause, Mr. Berg shall receive one year's base salary. In connection with the exchange of his DPI stock for the Company's Common Stock, Mr. Berg received 150,000 shares of the Company's Common Stock.

     Effective as of February 26, 1997, DPI entered into a consulting agreement with Mr. James G. Yurak to provide marketing and sales consulting services and advice to DPI through December 31, 1999. Under Mr. Yurak's agreement, he is paid a base retainer of $12,000 per year and will be paid a per diem fee of $1,000 when specific services are expressly requested by DPI. Additionally, for sales orders generated by Mr. Yurak within North America, excluding Hughes, Edwards & Price, Inc., he will be paid commission of 3% of the first $5 million in sales, 2% of the next sales between $5 million and $15 million and 1% of all sales in excess of $15 million. the commissions shall be paid when received by the Company. From February 23, 1996 through February 26, 1997 Mr. Yurak served as President and Chief Executive Officer of DPI. As total compensation for such services Mr. Yurak was also granted 75,000 shares of the Company's Common Stock upon signing his employment agreement and 75,000 shares after one full year of employment.

     Effective as of September 1, 1996, the Company entered into an employment agreement with James Crose providing for Mr.Crose's employment as the Company's Vice President of Engineering for a two year term. Mr. Crose's salary under this agreement is $75,000 per year. Mr. Crose shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally.

     On August 13, 1996, the Company entered into a Business Consulting Agreement with Mr. Edmund Abramson for a period of three years at an annual cash compensation of $200,000, excluding benefits. The services to be rendered by Abramson under his Consulting Agreement consist of advice and opinions to the Company concerning business and financial problems in connection with the operation and management of the Company, capital structuring and private and public equity and debt financing, shareholder relations (including assistance in the preparation of the Company's Annual Report), acquisitions, mergers, and other similar business combinations. Abramson is obligated to render such services as are reasonably necessary to pursue the transactions contemplated therein, provided, however, that Consultant shall have sole discretion as to the form, manner and place in which said advice shall be given under this Agreement. At no time is
                                       45

Abramson under any obligation whatsoever to render written opinions or reports in connection with any advice he may give to the Company. Abramson is obligated to devote to the Company only such time as he may deem necessary, and when reasonably requested by the Company, and shall not be prevented or barred from rendering services of any nature whatsoever for or on behalf of persons, firms or corporations other than the Company, provided however that Consultant agrees not to such a third party engagement during the term of the agreement with any company or entity that competes in the same line or lines of business as the Company or its subsidiaries. Consequently, Consultant shall not be an employee of the Company but shall be an independent contractor to the extent permitted by applicable law. Edmund Abramson was Chairman of the Board and a director of Ferrara Food Company, Inc., from May, 1992, until March 1996. From April 1990 to September 1992, Mr. Abramson was President of Adelaide Holdings, Inc., a public company. From August 1990 to December 1992, Mr. Abramson was Chairman of the Board of Restaurant Enterprises, Inc., a company that owns and operates restaurants in South Florida. From 1984 to 1990, Mr. Abramson was on the Board of Directors of International Recovery which is now trading on the New York Stock Exchange. The agreement also provides that Mr. Abramson shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Abramson shall also be entitled to medical insurance. In the event that Mr. Abramson's agreement with the Company is terminated by the Company, Mr. Abramson shall receive two year's base cash compensation. Mr. Abramson was also granted 100,000 shares of the Company's Common Stock and an option to purchase 100,000 shares of Common Stock at $1.50 per share. See "Stock Option Plan". For fiscal year ended December 31, 1996, Mr. Abramson received total consulting fees having a value of $291,666 from the Company, which consisted of the described 100,000 shares of common stock and cash of $91,666.

     On August 13, 1996, the Company entered into a three year Consulting Agreement with WRA Consulting, Inc. a corporation having Willa Rose Abramson, wife of Edmund Abramson ("WRA") as its sole director and shareholder. Under the agreement, if WRA finds $1 million in capital financing for the Company, the Company shall grant WRA 150,000 shares of Common Stock and warrants or options to acquire an additional 150,000 shares of Common Stock at $1.50 per share. If WRA arranges a transaction with a third party introduced by WRA which has a consideration or value to the Company of $5 million or greater, whether through a merger, acquisition, business combination or security placement for the benefit of the Company, it shall receive an additional 250,000 shares of the Company's Common Stock and 250,000 warrants to purchase Common Stock, exercisable at $1.50 per share for a period ending December 31,1999. If the transaction is assisting in arranging capital for the Company, it shall also receive an investment banking fee equal to five percent of amounts in excess of $5 million. WRA introduced HTP, HTP-II an PML to the Company and assisted in the Company's sale of the $3 million of common stock to such parties in November and December 1996. The agreement also grants WRA a bonus equal to 5% of the "Net Earnings" in excess of $3 million per year from the Company if WRA is successful in arranging an equity or debt placement for the Company, or a transaction which has a consideration or value to the Company of $5 million or greater. The term

"Net Earnings" shall mean the earnings of the Company before taxes for each given fiscal year and shall be conclusively determined to be those shown on the income statement for such fiscal year by the Company in its Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission; or, if the Company shall not be subject to the reporting requirements of Sections 13 or 15 of the Exchange Act, as shown on the Company's income statement audited and certified by an independent certified public accountant. The annual bonus shall be paid within 90 days after the end of the Company's fiscal year end. In consideration of its arranging the $3 million sale and exchange of Common Stock to HTP, HTP-II and PML in November and December 1996, the Board of Directors has determined that WRA is entitled to receive 150,000 shares of Common Stock and 150,000 Class B Warrants entitling it to acquire Common Stock for $1.50 per Share for a period ending December 31, 1999.

     Effective as of September 1, 1996, Universal Sales, Inc., also entered into a Sales Administration and Servicing Agreement ("Universal Agreement") with the Company for a seven year term, providing a broad scope of sales administration and services to the Company. As compensation for its services, Universal shall receive an amount equal to 2.5% of the Company's gross revenues from operations in excess of $5 million per annum. Mr. Victor Bauer, a Director of the Company, is also the President and a 50% shareholder of Universal Sales. Additionally, under the Universal Agreement, Universal shall be entitled to a sales commission equal to 2.5% of the gross revenues resulting from all sales generated through the efforts of Universal. Universal also received $31,500 and 75,000 Shares of Common Stock as compensation for services rendered to the Company in 1996.

     Except as described above, there are presently no pension or other plans or arrangements pursuant to which renumeration is proposed to be paid in the future to any of the officers or directors of the Company other than as set forth above. At the present time, the directors do not receive compensation of any form. The Company does not provide life, health or medical plans to officers that are not available to all employees. Except as provided above, the Company has no other employment contracts with any executive officers or other employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and such group. In all cases, the named person individually or together with his spouse has sole voting power and sole investment power over the securities.

     (a) As of the December 31, l996, five persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1996, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company's as a group:


Name and Address of                   Amount and Nature of
Beneficial Owner                      Beneficial Ownership      Percent of Class
----------------                      --------------------      ----------------

Hampton Tech Partners II, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (1)                     1,117,424               18.3%

Hampton Tech Partners, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (2)                       150,000                2.5%

Proxhill Marketing, Inc.(3)                 1,263,635               20.7%
9250 E. Costilla Avenue
Englewood, CO 80112

Sol L. Berg (4)                               385,000(5)             6.3%
11 Royal Crest Drive
North Andover, MA  01845

Gloria Berg                                   165,250(6)             2.7%
11 Royal Crest Drive
North Andover, MA 01845

Dr. Alan Waldman (4)                          170,000                2.8%
184 Seiffert Court
Oceanside, NY  11572

Mrs. Alexander T. Hoffman                     369,900                6.0%
1660 Old Country Road
Plainview, NY  11803

Vic Bauer (4)(7)                               85,000(4)             1.4%
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845

James Yurak (4)(8)
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845                        75,000               1.2%

Vernon Oberholtzer (9)
c/o IMSCO
40 Bayfield Drive

North Andover, MA 01845                             0                  *

All Officers and Directors                    880,250              14.5%
as a group (6 persons)

---------------

(1) The members of Hampton Tech Partners II, LLC who indirectly and beneficially own these shares of the Company are:

     Steven Demby, Equitrust Mortgage Corporation, David McCall, Scott Robinson, Kent Lovelace, Bennett Aisenberg, Gerald Gray, Tyler Runnels, Andrew Telsey, Bravely Morton, Grant Street Joint Venture, Andrew Telsey, SEP/IRA, David Sprang, James Curtis, Mark Rosenberg, Charles McKenney, Michael Geller, Hampton Partners Investments, LLC, 181 Realty, Inc., Capital Market Solutions, Inc. Clifford Greenbaum, Jolie Robinson, Henrik Oerbekker, Russell Scott, Joseph Scott, Suzanne Robinson, Doug Hickok, Bob Sanderman, Mark Bradford, Stanley Cohen, and Mark Lampirski.

(2)  The natural persons who are the Hampton Tech Partners, LLC are:

     Hampton Partners Investments, Inc., Kent Lovelace, David McCall, Scott Robinson, Jack Robinson, Wexler & Burkhart, Del Morton, David Strang, and Henrik Oerbekker.

(3) Does not include 127,272 Shares issuable to Proxhill Marketing, Ltd., upon exercise of the Class D Warrants for the exercise price of $1.32 per Share.

(4)  Denotes a director of the Company.

(5) The shares shown as owned by Sol L. Berg do not include either (i) 165,250 shares owned by his wife, Gloria Berg, or (ii) 150,000 shares owned directly by Sol L. Berg's three adult children, since Mr. Berg has disclaimed any interest and may not be deemed to have voting or investment power over these shares.

(6) The shares shown as owned by Gloria Berg do not include either (i) 235,000 shares owned by her husband, Sol L. Berg, or (ii) 150,000 shares owned directly by Sol L. Berg's three adult children, since Mrs. Berg may not be deemed to have shares voting or investment power over these shares.

(7) Includes 75,000 Shares beneficially owned by Mr. Bauer through Universal Sales, Inc., and 10,000 Shares that are directly owned by Mr. Bauer's sons, Ian and Jason Bauer. Does not include the Class C Warrants which entitle Mr. Bauer to acquire 50,000 Shares at an exercise price of $2.875 per Share, exercisable over a period of three years ending December 31, 1999.

(8) Does not include the 75,000 shares of Common Stock granted to Mr. Yurak one year after his employment agreement in February 1997.

(9) A former director who resigned in February 1997, represents options received to purchase 10,000 shares at a price of $1.50 per share.

*    Less than 1%

     There are no arrangements known to the Company which may, at a subsequent date, result in a further change in control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION


     (a) Except as described below, since January 1, l996, there have been no transactions with any officer, director or five percent (5%) or more shareholders of the Company in which the amount involved exceeded $60,000. In August 1996, Hampton Tech Partners, LLC ("HTP") acquired $300,000 in promissory notes from the Company and 150,000 shares of Common Stock for the total consideration of $300,000. The notes were repaid in full on October 22, 1996. On September 20, 1996, the Company entered into a Purchase Agreement with HTP-II wherein HTP-II acquired 1,136,363 shares of Common Stock for $1,500,000 in cash or $1.32 per share. The proceeds of the $1.5 million sale of stock to HTP-II were used to repay the $300,000 note to HTP. Mr. Scott Robinson, a recently elected director of the Company, is a member of HTP and HTP-II. Mr. Robinson's brother, Mr. Jeffrey Robinson is the sole shareholder of Hampton Partners Investments, Inc., the Managing Member of HTP and HTP-II.

     On September 20, 1996, the Company entered into the Media Purchase Agreement with PML, wherein PML agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,363 shares of Common Stock, representing a price of $1.32 per share. In connection with the private placement of the Shares to HTP, HTP-II and PML, First Capital Investments, Inc., a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received the 242,273 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. First Capital Investments, Inc., also received a placement fee equal to 10% of the $1.5 million received under the Stock Purchase Agreement, a non-accountable expense allowance equal to 3% of the amount raised under the Stock Purchase Agreement. As Media Credits are used by the Media Purchase Agreement, First Capital Investments, Inc., shall also receive a placement fee of 10% of the amount of Media Credit used. For advertising and marketing services rendered to the Company in 1996 and 1997, PML also received the 127,272 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per Share for a period ending July 31, 2001.

     In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock as compensation for services rendered. In 1996, Mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock for services rendered. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the one year anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31, 1996, with the shares vesting and being issued on January 1, 1997. In l996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock for various legal services rendered to the Company over the prior two years, which shares will be deemed earned and vest on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 Shares for a price of $1.32, exercisable over a period ending December 31, 1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Victor Bauer, a Director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500, and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Abramson for the Company.

     (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, l996.

     (c) At December 31, l996, no officers or directors were indebted to the Company.

     (d) See 7(b) above.


ITEM 8. REPORTS ON FORM 8-K

(a)  List of Exhibits.

     The Exhibits listed below are either filed or are deemed to be filed as part of this Report.

      2.0 -- Agreement and Plan of Reorganization dated August 11, 1986 (filed as Exhibit C-1 to Form 8-K, File Number 2-98084-D and incorporated herein by reference).

      3.0 -- Articles of Incorporation and By-Laws (filed as Exhibits 4 and 5 to the Company's Registration Statement on Form S-18, File Number 2-98084-D and incorporated herein by reference).

      3.1  --  Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.1 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      3.2 -- Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      4.1 -- Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      4.2  --  Form of Class A Common Stock Purchase Warrant (filed as
               Exhibit 4.2 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      4.3  --  Form of Class B Common Stock Purchase Warrant (filed as
               Exhibit 4.3 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      4.4   -- Form of Class C Common Stock Purchase Warrant (filed as
               Exhibit 4.4 to the Company's Registration Statement on Form SB-2, File Number 333-19707 and incorporated herein by reference.)

      4.5   -- Form of Class D Common Stock Purchase Warrant (filed as
               Exhibit 4.51 to the Company's Registration Statement on Form SB-2, File Number 333- 19707 and incorporated herein by reference.)

      (6)(A)-- Note and Security Agreement dated October 3, 1986 between Company and Naper Bank, N.A. (filed as Exhibit 10(A) to Annual Report on Form 10-K, File Number 2-98084-D and incorporated herein by reference).

      (6)(B)-- Agreement dated October 22, 1986 between Company and LKB Diagnostics, Inc. regarding exclusive right and authority to market, sell and distribute certain LKB products (filed as Exhibit 10(B) to Annual Report on Form 10-K, File Number 2-98084-D and incorporated herein by reference).

      (6)(C)-- Outside Director's Stock Option Plan dated May 21, 1987 (filed as Exhibit (10) (c) to Annual Report on Form 10-K, File Number 2-98084-D and incorporated herein by reference).

      (6)(D)-- Placement   Letter   dated  April  11,  1994  between  D.H.
               Vermogensverwaltungs- und Beteiligungsgesellschaft mbH and the Company.(1)

      (6)(E)-- Promissory Note dated April 12, 1994 made by the Company to the order of D.H. Vermogensverwaltungs-und
               Beteiligungsgesellschaft mbH.(1)

      (6)(F)-- Common Stock Purchase Warrant dated April 12, 1994 issued by the Company to D.H. Vermogensverwaltungs-und
               Beteiligungsgesellschaft mbH.(1)

      (6)(G)-- Amendment Dated August 29, 1994 to Placement Letter dated April 11, 1994 between D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH. and the Company.(1)

      (6)(H)-- Consulting Agreement dated July 1, 1992 between IMSCO, Inc.
               and Waldman Biomedical, Inc., and Addendum thereto Dated July 1, 1994.(1)

      (6)(I)-- Escrowed Common Stock Agreement made as of September 30, l995 between Decaf Products, Inc. and James G. Yurak.(2)

      (6)(J)-- Employment Agreement effective as of January 1, 1996 between Decaf Products, Inc. and James G. Yurak.(2)

      (6)(K)-- License Agreement dated February 23, 1996 between IMSCO, Inc. and Decaf Products.(2)

      10.1. -- Stock Purchase Agreement between the Company and Hampton Tech Partners II, LLC dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520).

      10.2. -- Media Purchase Agreement between the Company and Proxhill Marketing, Ltd., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520).

      10.3. -- Manufacturing and Distribution Agreement between the Company and NEWCO Enterprises, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520). 10.4. -- Marketing Agreement between the Company and Huhes Edwards & Price, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520).

      10.5. -- Consulting Agreement between the Company and Edmund Abramson dated August 13, 1996.(3)

      10.6. -- Consulting Agreement between the Company and WRA Consulting, Inc., dated August 13, 1996.(3)

      10.7. -- Agreement between the Company and Universal Sales dated as of September 1, 1996.(3)

(b)      Reports on Form 8-K.

     The Company filed two reports on Form 8-K for the year ending December 31, l996.

Footnotes

(1) Filed as Exhibits to the Company's Form 10-SB dated July 14, 1994, File Number 0-24520, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Form 10-KSB for the year ended December 31, 1995, File Number 0-24520, and incorporated by reference herein.

GORDON, HARRINGTON & OSBORN, P.C.
Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Imsco Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Imsco Technologies, Inc. (a development stage enterprise) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statement of operations and deficit and cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts from July 9, 1992 (inception of the current development stage) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imsco Technologies, Inc. (a development stage enterprise) and subsidiaries as of December 31, 1996 and 1995 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts from July 9, 1992 (inception of the current development stage) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $762,758 during the year ended December 31, 1996. As discussed in Notes 1, 8 and 9, the Company has suffered continuing losses from now discontinued losses and development stage operations. The continuing losses raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             /S/ GORDON, HARRINGTON & OSBORN, P.C.
North Andover, MA
April 2, 1997
                                       54

30 Massachusetts Avenue, North Andover, Massachusetts 01845-3413 . Tel. (508) 689-0601

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES

                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                        As of December 31, 1996 and 1995

                                                                               1996           1995
                                                                           -----------    -----------
Current assets:
  Cash and cash equivalents                                                $   450,880    $     8,634
  Prepaid advertising                                                        1,500,000
  Miscellaneous receivable                                                     200,000
                                                                           -----------    -----------
       Total current assets                                                  2,150,880          8,634
                                                                           -----------    -----------
Property and equipment:
  Equipment & furniture                                                        151,717         76,672
  Leasehold improvements                                                         5,845          4,900
  Less accumulated depreciation                                                (78,246)       (78,246)
                                                                           -----------    -----------
      Net property & equipment                                                  79,316          3,326
                                                                           -----------    -----------
Other assets:
  Organization costs, net of amortization of $28,060                               100            100
  Deposits                                                                      21,648            390
  Due from officer                                                                 530
                                                                           -----------    -----------
     Total other assets                                                         21,748          1,020
                                                                           -----------    -----------
      Total assets                                                         $ 2,251,944    $    12,980
                                                                           ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                         $    28,877    $    52,927
  Accrued payroll taxes                                                         10,550          2,044
  Accrued expenses                                                              38,456          8,372
                                                                           -----------    -----------
       Total current liabilities                                                77,883         63,343
                                                                           -----------    -----------
Minority interest                                                                  -0-            -0-

Stockholders' equity (deficit):
  Common stock, par value $.001 per share, 15,000,000 shares authorized;
   6,092,425 issued and outstanding and 3,000,000 shares
   authorized; 2,994,839 issued and outstanding,  respectively                   6,092          2,995

   Preferred stock, par value $.001 per share, 1,000,000
     shares authorized, -0- shares issued and outstanding                            0              0

  Additional paid-in capital                                                 4,778,089      1,794,004

  Accumulated deficit:
   Development stage                                                        (1,989,212)    (1,226,454)
   Discontinued operations                                                    (620,908)      (620,908)
                                                                           -----------    -----------
     Total accumulated deficit                                              (2,610,120)    (1,847,362)
                                                                           -----------    -----------
     Total stockholders' equity (deficit)                                    2,174,061        (50,363)
                                                                           -----------    -----------
     Total liabilities and stockholders equity (deficit)                   $ 2,251,944    $    12,980
                                                                           ===========    ===========




          See accompanying notes to consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
             DEFICIT For the Years Ended December 31, 1996 and 1995
                                 and Cumulative
     Amounts from July 9, 1992 (inception of the current development stage)


                                                                                                        Cumulative Amounts
                                                                                                           from current
                                                                                                           development
                                                              1996                    1995                    stage
                                                           -----------             -----------             -----------
Operating expenses:
  Development expense                                      $    53,838             $    30,759             $   196,863
  Salaries and wages                                            42,087                  82,645                 245,849
  Officers' salaries                                            61,375                 110,458                 333,069
  Payroll taxes                                                 10,006                  20,407                  55,270
  Outside labor                                                                                                120,350
  Professional services                                        458,483                 116,434                 683,545
  Public relations                                               1,800                                           1,800
  Rent                                                          22,470                  15,088                  79,998
  Insurance                                                     22,344                  12,553                  54,838
  Travel & business meetings                                    35,222                   8,754                  66,542
  Auto expense                                                   3,716                   2,580                  24,292
  Telephone & utilities                                          9,199                   4,226                  33,697
  Office expense                                                25,905                   3,468                  40,247
  Equipment rental                                               4,883                                           8,345
  Contributions                                                                                                     35
  Corporate fees                                                 6,496                   1,328                  40,605
                                                           -----------             -----------             -----------
      Total operating expenses                                 757,824                 408,700               1,985,345

Other income (expense):
  Interest & dividend income                                     3,022                   3,070                   6,092
  Interest expense                                              (7,500)                      0                  (9,047)
                                                           -----------             -----------             -----------

Loss before provision  for income taxes                       (762,302)               (405,630)             (1,988,300)

Provision for income taxes                                        (456)                   (456)                   (912)
                                                           -----------             -----------             -----------
Net loss from development                                     (762,758)               (406,086)             (1,989,212)
                                                                                                           ===========
Accumulated deficit-development
 stage at beginning of year                                 (1,226,454)               (820,368)
                                                           -----------             -----------
Accumulated deficit-development
 stage at end of year                                       (1,989,212)             (1,226,454)
                                                           -----------             -----------
Accumulated deficit-discontinued
 operations                                                   (620,908)               (620,908)
                                                           -----------             -----------
     Total accumulated deficit                             $(2,610,120)            $(1,847,362)
                                                           ===========             ===========

Net loss per common share                                  $      (.23)            $      (.14)
                                                           ===========             ===========

Weighted average number of
 shares outstanding                                          3,274,954               2,899,790
                                                           ===========             ===========

          See accompanying notes to consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Years Ended December 31, 1996 and 1995 and
             Cumulative Amounts from July 9, 1992 (inception of the
                           current development stage)

                                                                                                              Cumulative Amounts
                                                                                                                from current
                                                                                                                 development
                                                                                 1996             1995              stage
                                                                             -----------       -----------       -----------
Cash flows for operating activities:
  Cash received from dividends and interest                                  $     3,022       $     3,070       $     6,092
  Cash received from customers                                                                                        57,004
  Cash received from research and testing                                                                              8,187
  Cash received from unemployment taxes                                                                                  170
  Cash received from travel reimbursements
   and other rebates                                                                                   408               938
  Cash  paid to suppliers and employees                                         (758,406)         (320,126)       (1,802,508)
                                                                             -----------       -----------       -----------
     Net cash used by operating activities                                      (755,384)         (316,648)       (1,730,117)
                                                                             -----------       -----------       -----------

Cash flows form investing activities:
  Prepaid Research Testing                                                                                            (7,734)
  Purchase of Fixed Assets                                                       (75,990)                            (78,538)
                                                                             -----------       -----------       -----------

     Net cash provided (used) by investing activities                            (75,990)                            (86,272)
                                                                             -----------       -----------       -----------

Cash flows from financing activities:
  Interim Loan financing                                                         300,000                             385,000
  Proceeds from issuance of common stock                                         973,620           162,000         1,896,376
                                                                             -----------       -----------       -----------
     Net cash provided by financing activities                                 1,273,620           162,000         2,281,376
                                                                             -----------       -----------       -----------

Net increase (decrease) in cash and  cash equivalents                            442,246          (154,648)          464,987
Cash and cash equivalents at beginning of year                                     8,634           163,282           (14,107)
                                                                             -----------       -----------       -----------
Cash and cash equivalents at end of year                                     $   450,880       $     8,634       $   450,880
                                                                             ===========       ===========       ===========

                         RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net loss                                                                     $  (762,758)      $  (406,086)      $(1,989,212)
                                                                             -----------       -----------       -----------
Increase in prepaid advertising                                               (1,500,000)                         (1,500,000)
Increase in miscellaneous receivable                                            (200,000)                           (200,000)
Decrease in Due from Officers                                                        530                                (120)
Depreciation and amortization                                                      2,613
Contract Services paid with common stock                                         213,562           107,013           437,045
Prepaid advertising paid with common stock                                     1,500,000                           1,500,000
Increase (decrease) in accounts payable                                          (24,050)          (14,798)          (35,574)
Increase (decrease) in accrued payroll taxes                                       8,506           (11,399)           10,550
Increase in accrued expenses                                                      30,084             8,372            38,456
Decrease (increase) in deposits                                                  (21,258)              150           (16,973)
Decrease in accounts receivable                                                                                        2,998
Decrease in inventory and assets                                                                       100            20,100
                                                                             -----------       -----------       -----------
    Total adjustments                                                              7,374            89,438           259,095
                                                                             -----------       -----------       -----------

Net cash used by operating activities                                        $  (755,384)      $  (316,648)      $(1,730,117)
                                                                             ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                            IMSCO TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                                                          Total
                                                          Additional                  Stockholders'
                                             Common        Paid-in       Accumulated     Equity
                                             Stock         Capital         Deficit      (Deficit)
                                          -----------    -----------    -----------    -----------
Balance at December  31, 1994             $     2,751    $ 1,525,235    $(1,441,276)   $    86,710

Issuance of shares of $.001 par
 value for $1.25 per share                         97        120,403                       120,500

Issuance of shares  of $.001 par
 value for contract  services performed           119        106,894                       107,013

Issuance of shares  of $.001 par
 value for 1.55 per  share                         11         16,989                        17,000

Issuance of shares  of $.001 par
 value for $1.50 per  share                        17         24,483                        24,500

Loss from development for the year
 ended December  31, 1995                                                  (406,086)      (406,086)
                                          -----------    -----------    -----------    -----------
Balance at December  31, 1995                   2,995      1,794,004     (1,847,362)       (50,363)

Issuance of subsidiary stock                                  10,000                        10,000

Issuance of shares of $.001 par value
  for $2.00 per share                              10         19,990                        20,000

Issuance of shares of $.001 par value             197           (197)

Issuance of shares of $.001 par value
  for contract services                           284        213,278                       213,562

Issuance of shares of $.001 par value
  in payment of loan                              227        299,773                       300,000

Issuance of shares of $.001 par value
  for prepaid advertising                       1,136      1,498,864                     1,500,000

Issuance of shares of $.001 par value
  at $1.32 per share                              775        942,845                       943,620

Issuance of shares of .001 par value
  for subsidiary stock                            468           (468)

Loss from development for the year
  ended December 31, 1996                                                  (762,758)      (762,758)
                                          -----------    -----------    -----------    -----------
Balance at December 31, 1996              $     6,092    $ 4,778,089    $(2,610,120)   $ 2,174,061
                                          ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


1.   Summary of Significant Accounting Policies:

     Organization:

     In July 1996, IMSCO, Inc. was reincorporated in Delaware as IMSCO Technologies, Inc., the Company filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name surviving corporation became IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the Company held one share of common stock, par value $.001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him.

     Imsco Technologies, Inc., a Delaware corporation, is currently a development stage enterprise which has developed a core technology that achieves molecular separation with innovative applications of electrostatics. Until July 7, 1992, the Company was engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiogical contamination. The Company discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. Due to a lack of demand for the technology developed, the Company changed its focus and began applying its engineering and medical talents to the development of a separation system. No revenue has been received from current products to date. The technology developed has two prototypes. Tests of the Company's decaffeination technology have successfully removed caffeine from coffee. In addition, The Plasma Pure has been tested and can remove viruses from plasma.

     There are 15,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized, of which 6,092,425 and -0-, respectively are issued and outstanding at December 31, 1996.

     The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing, Inc.; (BEST) (the subsidiaries) were formed in 1995. DPI was formed to market a unique proprietary technology to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of December 31, 1996 and December 31, 1995 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


1.   Summary of Significant Accounting Policies: (Cont.)

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. (DPI) and BioElectric Separation and Testing, Inc, (BEST). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Property and Equipment:

     Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expended as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from five to ten years. No depreciation expense was charged to development stage operations for the years ended December 31, 1996 and 1995.

     Cash Equivalents:

     The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

     Loss per Common Share:

     Loss per common share is based on the weighted average number of common shares and common equivalent shares outstanding during the year ended December 31, 1996 and 1995.

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

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

2.   Leases:

     In 1993, the Company entered into an operating lease for office space which expired in August, 1996. The Company is currently leasing the premises as a tenant-at-will. Rental expense for the operating lease was $14,050 and $15,088 for the years ended December 31, 1996 and 1995, respectively. Under the terms of the lease the Company is responsible for 15% of operating expense and maintenance costs of the leased property, including 15% of any increase in real estate taxes. The Company is responsible for all utilities.

     In September 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future and is negotiating to sub-lease or assign the lease at 950 Third Avenue to an unrelated party. The lease at 950 Third Avenue, New York, New York, is for a term of five years at an annual base rental of $32 per square foot. The lease contains standard pass-throughs by the unaffiliated landlord of increase in real estate taxes and operating expenses after the first year of occupancy. The 950 Third Avenue lease expires on January 31, 2002. Rental expense for the above lease was $8,020 for the year ended December 31, 1996.

     Minimum future lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

     Year ending December 31:

                           1997                      $78,575
                           1998                       78,575
                           1999                       78,575
                           2000                       78,575
                           2001                       78,575
                           2002                        6,548

     The Company entered into various leases for equipment during thte year ended December 31, 1996. Minimum future lease payments under these noncancelable operating leases as of December 31, 1996 are as follows:

                            1997                     $14,676
                            1998                      14,676
                            1999                      11,045

         Rental expense for the above leases was $4,883 for the year ended December 31, 1996.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

3.   Federal and State Income Taxes:

     As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes which expire as follows:

                 2000                         $    4,180
                 2001                            181,180
                 2002                            233,280
                 2003                             88,125
                 2004                             70,850
                 Thereafter                    2,032,140
                                               ---------
                                              $2,609,755
                                              ==========

     The deferred tax asset from the benefit of the losses is $391,460 and $277,050 for the years ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

     As of December 31, 1996, the Company had net operating loss carryforwards for state income tax purposes which expire as follows:

                  1997                         $  259,185
                  1998                             40,825
                  1999                            513,690
                  2000                            405,630
                  2001                            762,300
                                               ----------
                                               $1,981,630
                                               ==========

     The deferred tax asset from the benefit of the losses is $188,250 and $115,800 for the years ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

         State excise tax expense amounted to $456 for the years ended December 31, 1996 and 1995.

4.   Related Party Transactions:

     In August 1996, Hampton Tech Partners, LLC acquired $300,000 in promissory notes from the Company and 150,000 shares of Common Stock for the total consideration of $300,000. On September 20, 1996, the Company entered into a Purchase Agreement with Hampton Tech Partners II, LLC wherein Hampton Tech Partners II, LLC acquired 761,000 shares of Common Stock for $1,004,520 in cash or $1.32 per share. Private placement expenses of $77,400 were incurred during this transaction, reducing net cash proceeds to $927,120. Hampton Tech Partners II received 227,273 shares in repayment of the $300,000 promissory notes with Hampton Tech Partners, LLC and 129,151 shares in payment of private placement fees. Mr. Scott Robinson, a recently elected director of the Company, is a member of Hampton Tech Partners and Hampton Tech Partners II, LLC. Mr. Robinson's brother, Mr. Jeffrey Robinson is the sole shareholder of Hampton Partners Investments, Inc., the Managing Member of Hampton Tech Partners and Hampton Tech Partners II, LLC.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


4.   Related Party Transactions: (Continued)

     On September 20, 1996, the Company entered into the Media Purchase Agreement with Proxhill Marketing Ltd., wherein Proxhill Marketing Ltd. Agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing $1,136,364 shares of Common Stock, representing a price of $1.32 per share. In connection with the private placement of the Shares of Hampton Tech Partners II, LLC, Hampton Tech Partners and Proxhill Marketing Ltd., First Capital Investments, Inc. a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received 242,272 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. For advertising and marketing services rendered to the Company in 1996 and 1997, Proxhill Marketing Ltd. Also received 127,262 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. As of December 31, 1996, the registration statement for the Class A Warrant Common Stock and Class D Warrant Common Stock had not been declared effective.

     In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf Products, Inc. shares. In 1996, Mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf Products, Inc. shares. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the one year anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31, 1996, with the shares vesting and being issued on January 1, 1997. In 1996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock in exchange for shares of Common Stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf Products, Inc. shares, which shares will vest on January 1, 997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 shares for a price of $1.32, exercisable over a period ending December 31, 1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Victor Bauer, a Director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500, and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Abramson or the Company.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


4.   Related Party Transactions: (Continued)

     During the year ended  December 31, 1995, a director of the Company,  David
     E. Fleming, Esquire was also a partner with Campbell and Fleming, P.C., a law firm which provides certain services for the Company. As of July 31, 1995, David E. Fleming had resigned as a director of the Company.

     In April 1994, the Company entered into a "best efforts" placement letter agreement with D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH, a German investment company ("DH"), for 500,000 shares of common stock at a minimum of $.90 per share. This placement letter agreement was amended on August 29, 1994. DH also arranged the placement of another 80,000 shares of Common Stock as a supplement to the Regulation S placement. Mr. Dirk Hagee, a director of IMSCO is the managing director and majority shareholder of DH.

     Upon closing of the offering, the Company paid DH a commission of $52,200 which is at the rate of ten percent (10%) of all monies raised in that offering and also granted to DH warrants to 116,000 shares of common stock of the Company. These warrants are exercisable for up to five years after issuance at the same price paid by purchasers of the placement. Additionally, the placement agreement provides that upon completion of the placement, DH shall have the right to designate two directors of a five member board of directors of the Company for a period of three years. See
     Note 5 for agreements.


5.   Agreements:

     Effective as of September 1, 1996, the Company entered into an employment agreement with Sol L. Berg providing for Mr. Berg's employment as the Company's President for a three year term. Mr. Berg's salary under this agreement is $125,000 per year. Mr. Berg is also eligible to receive an annual bonus. In the event that Mr. Berg's employment with the Company is terminated by the Company other than for cause, Mr. Berg shall receive one year's base salary. In connection with the exchange of his DPI stock for the Company's Common Stock, Mr. Berg received 150,000 shares of the Company's Common Stock.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



5.   Agreements: (Continued)

     Effective February 23, 1996, as amended effective as of September 1, 1996, the Company entered into an employment agreement with James G. Yurak providing for Mr. Yurak's employment as the DPI's President and Chief Executive Officer for a three year term. Mr. Yurak's salary under this agreement is $75,000 for the first year, $125,000 for the second year and $150,000 for the third year. Mr. Yurak is also eligible to receive an annual bonus. Mr. Yurak was also granted 75,000 shares of the Company's Common Stock upon signing his employment agreement and 75,000 shares after one full year of employment. Effective as of September 1, 1996, the Company entered into an employment agreement with James Crose providing for Mr.Crose's employment as the Company's Vice President of Engineering for a two year term. Mr. Crose's salary under this agreement is $75,000 per year.

     On August 13, 1996, the Company entered into a Business Consulting Agreement with Mr. Edmund Abramson for a period of three years at an annual cash compensation of $200,000, excluding benefits. The services to be rendered by Abramson under his Consulting Agreement consist of advice and opinions to the Company concerning business and financial problems in connection with the operation and management of the Company, capital structuring and private and public equity and debt financing, shareholder relations (including assistance in the preparation of the Company's Annual Report), acquisitions, mergers, and other similar business combinations. In the event that Mr. Abramson's agreement with the Company is terminated by the Company, Mr. Abramson shall receive two year's base cash compensation. Mr. Abramson was also granted 100,000 shares of the Company's Common Stock and an option to purchase 100,000 shares of Common Stock at $1.50 per share. For fiscal year ended December 31, 1996, Mr. Abramson received total consulting fees of $291,666 from the Company, which consisted of $150,000 in common stock and $141,666 in cash and accrued payments.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


5.   Agreements: (Continued)

     On August 13, 1996, the Company entered into a three year Consulting Agreement with WRA Consulting, Inc. a corporation having Willa Rose
     Abramson, wife of Edmund Abramson ("WRA") as its sole director and shareholder. Under the agreement, if WRA finds $1 million in capital financing for the Company, the Company shall grant WRA 150,000 shares of Common Stock and warrants or options to acquire an additional 150,000 shares of Common Stock at $1.50 per share. If WRA arranges a transaction with a third party introduced by WRA which has a consideration or value to the Company of $5 million or greater, whether through a merger, acquisition, business combination or security placement for the benefit of the Company, it shall receive an additional 250,000 shares of the Company's Common Stock and 250,000 warrants to purchase Common Stock, exercisable at $1.50 per share for a period ending December 31,1999. If the transaction is assisting in arranging capital for the Company, it shall also receive an investment banking fee equal to five percent of amounts in excess of $5 million. WRA assisted in the Company's sale of the $3 million of common stock to Hampton Tech Partners, Hampton Tech Partners II and Proxhill Marketing Ltd. in November and December 1996. The agreement also grants WRA a bonus equal to 5 % of the "Net Earnings" in excess of $3 million per year from the Company if WRA is successful in arranging an equity or debt placement for the Company, or a transaction which has a consideration or value to the Company of $5 million or greater. In consideration of its arranging the $3 million sale and exchange of Common Stock to Hampton Tech Partners, Hampton Tech Partners II and Proxhill Marketing Ltd., the Board of Directors determined that WRA is entitled to receive 150,000 Class B Warrants entitling it to acquire Common Stock for $1.50 per Share for a period ending December 31, 1999. As of December 31, 1996, the registration statement for the Class B Warrant Common Stock had not been declared effective.

     Effective as of September 1, 1996, Universal Sales, Inc., also entered into a Sales Administration and Servicing Agreement ("Universal Agreement") with the Company for a seven year term, providing a broad scope of sales administration and services to the Company. As compensation for its services, Universal shall receive an amount equal to 2.5 % of the Company's gross revenues from operations in excess of $5 million per annum. Mr. Victor Bauer, a Director of the Company, is also the President and a 50% shareholder of Universal Sales. Additionally, under the Universal Agreement, Universal shall be entitled to a sales commission equal to 2.5 % of the gross revenues resulting from all sales generated through the efforts of Universal. Universal also received $31,500 and 75,000 Shares of Common Stock as compensation for services rendered to the Company in 1996.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



6.   Research and Development Costs:

     During the year ended December 31, 1996 and 1995, the Company charged $53,838 and $30,759, respectively to research and development expense.


7.   Nonmonetary Transactions:

     During the years ended December 31, 1996 and 1995, the Company issued common stock for services rendered based upon the fair market value of services received. The following summarizes the capital stock issued in lieu of cash for services received:



                                                                                                 Charged to
         Description of              Shares       Common          Paid in       Charged          Assets/Liabilities/
         Service                     Issued       Stock           Capital       to Expense       Expense
         -------                     ------       -----           -------       ----------       -------
         1996
         ----
         Prepaid adv.              1,136,364      1,136          1,498,864                      1,500,000
         Loan repayment              227,273        227            299,773                        300,000
         Finance consultants         140,000        140            202,660        202,800
         Private placement fees      129,151        129               (129)
         Legal fees                   15,000         15             10,747          5,138           5,624






         Description of            Shares                 Common              Paid in               Charged
         Service                   Issued                 Stock               Capital              to Expense
         -------                   ------                 -----               -------              ----------
         1995
         ----
         Research                  22,000                  $22                 $21,978               $22,000
         Accounting &
           auditing                74,790                  $75                 $60,971               $61,046
         Other
           professional             9,510                  $10                 $11,004               $11,014

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

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


8.   Commitments: (Continued)

     In 1996, the Company entered into a collaborative Research Agreement with the Polymer Sciences Division of the University of Akron, for further development of the electrostatic decaffeination technology. The Company pays $10,000 per month for the use of the University of Akron's facilities and the dedication of certain professors to the Company's project.

     On September 20, 1996, the Company entered into the Hughes Marketing Agreement for certain large institutional marketing of the Decaffeination System. Hughes is a privately held corporation, based in Traverse City, Michigan, and is one of the larger marketers of institutional coffee making equipment and supplies in North America. The Company agreed that Hughes will have the exclusive right to sell the DECAFFOMATIC to so-called "large institution" coffeemaker market in North American for a period of three years. The "large institutional" marketplace is dominated by major hotel chains and major restaurant and fast-food chains. In exchange for these exclusive rights, Hughes agreed to sell or purchase from the Company a minimum of $3 million worth of units for the first year, $5 million worth of units for the second year and $7 million worth of units the third year.

     Under the Hughes Agreement, the Company sells units of the Decaffeination System to Hughes' customers for a stated price of $199 per unit for the institutional coffeemakers. If Hughes fails to sell the minimum amount it must purchase the difference for its own account to maintain the Agreement in force. All servicing and customer calls will be performed by Hughes. In addition to other legal remedies, the parties can terminate the Hughes Agreement if Hughes fails to make the specified minimum amount of Decaffeination System purchases.

     Under a Media Purchase Agreement with Proxhill Marketing Ltd., it contractually agreed to finance $1.5 million of media for the Company's public relations and advertising campaign through Grown Marketing Services ("GROW"), an independent marketing company. In exchange for the Company issuing 1,136,363 shares of its common stock, representing a price of $1.32 per share, the Company acquired the $1.5 million of prepaid, dedicated media credits (the "Media Credits") and certain media services. The Media Purchase Agreement expires at the end of sixty (60) months or upon the depletion of the prepaid media credits.

                    IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


8.   Commitments: (Continued)

     On September 20, 1996, the Company entered into an agreement with NEWCO for certain institutional manufacturing and marketing of the Decaffeination
     System. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffeemaking equipment in North America.

     The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffeemaker market and will be the manufacturer of the DEFAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units of the product for the first year, 50,000 units for the second year and 100,000 units the third year. Under the NEWCO Agreement, NEWCO has also agreed to pay the costs of making final working models, and the cost of creating moulds and related parts for the DECAFFOMATIC device for the institutional coffeemaker marketplace. All of the technology and final commercial model designs of the Decaffeination System will be the property of the Company.

     Under the NEWCO Agreement, the Company sells units of the Decaffeination System to NEWCO for a net price to the Company. The Company anticipates that the price to be paid by NEWCO, which is still being finalized until the final working and commercial ready components are established, will be in the range of approximately $20 per unit for small OCS type users, ranging to $200 for large, high volume institutional coffee brewers. NEWCO takes the Decaffeination System and in turn incorporates it into its coffeemakers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. In addition to other legal remedies, the parties can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.

9.   Going Concern:

     As shown in the accompanying financial statements, the Company incurred a net loss of $762,758 during the year ended December 31, 1996 . The significant operating loss as well as the uncertain conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company isunable to continue as a going concern.

                   IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                        (A Development Stage Enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


10.  Development Stage Enterprise

     On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $1,989,212 for the period July 7, 1992 through December 31, 1996.

11.  Advertising

     The costs of advertising are expensed the first time the advertising takes place. There was no advertising expense for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, $1,500,000 and
     $ -0-, respectively, of advertising was reported as a prepaid asset.

12.  Employee Incentive Stock Options

     On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion; there are currently three employees so designated.

     Stock options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be exercisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the option is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of December 31, 1996, an option to purchase 100,000 shares of common stock at $1.50 per share was issued and outstanding.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMSCO TECHNOLOGIES, INC.

                                    By:  /s/ Sol L. Berg
                                         -------------------------
                                         Sol L. Berg, President

                                    Date: April 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sol L. Berg
---------------------------------------
Sol L. Berg, President and Director

Date: April 14, 1997


/s/ Alan Waldman
---------------------------------------
Dr. Alan Waldman, Vice President
and Director

Date: April 14, 1997


/s/ Gloria Berg
---------------------------------------
Gloria Berg, Secretary-Treasury

Date: April 14, 1997



---------------------------------------
James G. Yurak, Director

Date:


---------------------------------------
Victor Bauer, Director

Date:


/s/ Scott Robinson
---------------------------------------
Scott Robinson, Director

Date: April 14, 1997