Form 10QSB
period 1997-03-31
IMSCO INC /MA/
filed 1997-05-15
CIK 924396

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31. 1997

Commission file number 0-24520


                            IMSCO TECHNOLOGIES. INC.
                     (Exact name of small business issuer as
                            specified in its charter)


              Delaware                                    04-3021770
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                     Identification No.)


              40 Bayfield Drive, North Andover. Massachusetts 01845
                    (Address of principal executive offices)


                                 (508) 689-2080
                           Issuer's telephone number)


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
          Yes  X  No    .
             ----   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,192,425.

                         PART I - Financial Information

Item 1.   Financial Statements.

          See pages FS-1 to FS-21.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and technology and general and administrative expenses. Since entering the development stage in July, 1992, the Company has generated an accumulated deficit of $2,466,916 at March 31, 1997 and has a total accumulated deficit of $3,087,824.

     The Company had no revenues from continuing operations in years ending December 31, 1993, December 31, 1994, December 31, 1995 or December 31, 1996. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinue operations and was reactivated and entered into a new development stage in July 1992.

     The Company's losses incurred since inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of commercialization activities. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology which is called the DECAFFOMATIC and is anticipating sales thereof to commence in 1997, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

     Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING MARCH 31, 1997; COMPARED WITH MARCH 31,1996.

     Net losses increased from $23,599 for the three months ending March 31, 1996 to $477,704 for the three months ending March 31, 1997. The Company had no revenue or operating income for the quarters ended March 31,1996 and March 31, 1997 from continuing operations. The Company has interest income of $3,245 for the three months ended March 31, 1997 and none in the comparable prior period. Total general, administrative and development expenses were $480,949 for 1997 in comparison to $23,599 for 1996, an increase of 1,938%. The increase in these costs from 1996 to 1997 was in most expense categories, including larger development expenses which increased from $9,566 in the first quarter of 1996 to $37,320 in the first quarter of 1997, an 369% increase. Additional increased expenses were incurred in professional services, which increased from $2,500 in the first quarter of 1996 to $235,364 in the first quarter of 1997, which increases were primarily from consulting fees paid in the form of 100,000 shares of the Company's common stock, having a value of approximately $150,000, issued to Waldman Biomedical, a biotechnology and biomedical consulting firm for services rendered by Dr. Alan Waldman, a Vice President and Director of the Company, over the prior year and additional legal costs and filing fees incurred in connection with the Company's patent applications for its technology. Salaries and wages, officers salaries and related payroll taxes were $55,250, $31,250 and $12,083, respectively, for the first quarter of 1997 in comparison to $0 in total for the first quarter of 1996. Rent increased from $3,613 for the three months ended March 31, 1996 to $15,178 for the three months ended March 31, 1997, an increase of $11,565 which was primarily due to the additional office lease and costs related thereto by the Company of space at 950 Third Avenue, New York, New York entered into in October 1996. Most of the additional costs in the first quarter of 1997 in comparison to the first quarter of 1996 were related to further development, refinement  and early  stage  marketing  efforts of the  Company's  Decaffamatic separation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

     At March 31, 1996, the Company had total assets of $7,336, and at March 31, 1997, the Company had total assets of $1,917,022, an increase of $1,909,686. At March 31, 1996, the Company had total liabilities of $61,297, and at March 31, 1997 the Company had total liabilities of $65,385. At March 31, 1997 the Company had an total stock holders' equity of $1,851,637 in comparison to a total stockholders' deficit of $53,961 at the comparable date in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital as of March 31, 1997 of 1,751,074 in comparison to a deficit position of $58,307 as of March 31, 1996. The Company had an accumulated deficit of $1,870,960 for the period ended March 31, 1996 in comparison to an accumulated deficit of $3,087,824. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended March 31, 1997 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

     The Company does not currently possess a bank source of financing and has not had any revenues. The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

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

     The Company believes that its existing cash and cash equivalents together with the $1.5 million of prepaid media credits which the Company intends to use to advertise and market its decaffeination technology and products, excluding any potential cash flow from operating revenues, will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 6 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (v) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

     Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate licensing fees and royalties from the sale of its technology and products, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company presently cannot assure. Similarly, the Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                           PART II - Other Information

     Not Applicable.

                          INDEX TO FINANCIAL STATEMENTS

                            IMSCO TECHNOLOGIES, INC.



Balance Sheet at March 31, 1996
(unaudited) and March 31, 1997 (unaudited) ..........................       FS-1

Statement of Income (Loss) for the three
months ended March 31, 1996 and 1997 (unaudited) ....................       FS-2

Statement of Cash Flows for the three
months ended March 31, 1996 and 1997 (unaudited) ....................       FS-3

Statement of Stockholders' Equity (Deficit) for the three
months ended March 31, 1996 and 1997 (unaudited) ....................       FS-4

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                                  BALANCE SHEET
                      AT MARCH 31, 1996 and MARCH 31, 1997


                                                     March 31,        March 31,
                                                       1997             1996
                                                   -----------      -----------
ASSETS

CURRENT ASSETS
Cash and equivalents                               $   287,228      $     2,990
Prepaid advertising                                  1,464,500                0
TOTAL CURRENT ASSETS                                 1,751,728            2,990

FIXED ASSETS - Note 1
Property and equipment                                 190,945           76,672
Leasehold Improvements                                   5,845            4,900
Accumulated Depreciation                               (78,246)         (78,246)
                                                   -----------      -----------
NET FIXED ASSETS                                       118,544            3,326


ORGANIZATION COSTS net of amortization                       0              100
DEPOSITS                                                21,650              390
DUE FROM OFFICERS                                       25,000              530
OTHER ASSETS                                               100                0
                                                   -----------      -----------
TOTAL ASSETS                                       $ 1,917,022      $     7,336
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                   $    27,377      $    51,427
Accrued Expenses                                        38,000            8,372
Accrued Payroll Taxes                                        8            1,498
                                                   -----------      -----------
TOTAL CURRENT LIABILITIES                               65,385           61,297
                                                   -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock-authorized 15,000,000
  shares at $.001 Par value;
  2,994,839 and 6,192,425 shares issued
  and outstanding at March 31, 1996
  and 1997, respectively                                 6,192            2,995

Additional paid-in capital                           4,933,269        1,814,004
Deficit Accumulated:
Development Stage                                   (2,466,916)      (1,250,052)
Discontinued Operations                               (620,908)        (620,908)
                                                   -----------      -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 1,851,637           53,961
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $ 1,917,022      $     7,336
                                                   ===========      ===========


          The following notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997 AND CUMULATIVE
     AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)
                                TO MARCH 31, 1997


                                                                     Cumulative
                                                                     amounts
                                                                     from
                                                                     current
                                                                     development
                                           1997          1996        stage
                                      -----------    -----------    -----------
DEVELOPMENT EXPENSES                  $    37,320    $     9,566    $   234,183
SALARIES AND WAGES                         55,250              0        301,099
OFFICER SALARIES                           31,250              0        364,319
PAYROLL TAXES                              12,083              0         67,353
OUTSIDE LABOR                                   0              0        120,350
PROFESSIONAL SERVICES                     235,364          2,500        918,909
RENT                                       15,178          3,613         95,176
INSURANCE                                   7,481          3,267         62,319
TRAVEL AND BUSINESS MEETINGS               16,110            928         82,652
AUTO EXPENSES                                 441            448         24,733
TELEPHONE AND UTILITIES                     6,163          1,482         39,860
OFFICE EXPENSES                             7,662            619         47,909
EQUIPMENT RENTAL                            7,949              0         16,294
CONTRIBUTIONS                                   0            375            410
CORPORATE FEES                              9,648            802         50,253
ADVERTISING                                39,050              0         40,475
                                      -----------    -----------    -----------
TOTAL GENERAL, ADMINISTRATIVE AND
DEVELOPMENT EXPENSE                       480,949         23,599      2,466,294
                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE):
DIVIDEND AND INTEREST INCOME                3,245              0          9,337
INTEREST EXPENSE                                0              0         (9,047)
LOSS BEFORE INCOME TAXES                 (477,704)       (23,599)    (2,466,044)
PROVISION FOR INCOME TAX                        0              0           (912)
NET LOSS FROM DEVELOPMENT                (477,704)       (23,599)    (2,466,916)
                                      -----------    -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS
(Note 1)

NET LOSS                              $  (477,704)   $   (23,599)   $(2,466,916)
                                      ===========    ===========    ===========

LOSS PER SHARE (Note 1)               $      (.08)   $      (.01)
                                      ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)


                                                                                                                        Cumulative
                                                                                                                        Amounts
                                                                                                                        from current
                                                                                                                        development
                                                                                  1997                 1996             state
                                                                              -----------          -----------          -----------
Cash flows from operating activities:

 Cash received from dividends and interest                                    $     3,245                               $     9,337
 Cash received from customers                                                                                                57,004
 Cash received from research and testing                                                                                      8,187
 Cash received from unemployment taxes                                                                                          170
 Cash received from travel reimbursements and other rebates                                                                     938
 Cash paid to suppliers and employees                                            (327,667)         ($   25,645)          (2,130,175)
                                                                              -----------          -----------          -----------
 Net cash provided by operating activities                                       (324,422)             (25,645)          (2,054,539)

Cash flows from investing activities:

 Prepaid research testing                                                                                                    (7,734)
 Purchase of Fixed Assets                                                         (39,229)                                 (117,767)
                                                                              -----------                               -----------
 Net cash provided by investing activities                                        (39,229)                                 (125,501)

Cash flows from financing activities:

 Cash flow for non-deductible expenses
 Interim loan financing                                                                                                     385,000
 Proceeds from issuance of common stock                                                                 20,000            1,896,376
                                                                                                   -----------          -----------
 Net cash provided by financing activities                                              0               20,000            2,281,376

Net Increase in cash and cash equivalents                                        (363,651)              (5,645)             101,336
Cash and cash equivalents at beginning of period                                  450,879                8,634             (436,772)
                                                                              -----------          -----------          -----------
Cash and cash equivalents at end of period                                    $    87,228          $     2,990          $   538,108
                                                                              ===========          ===========          ===========

                           RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

 Net Loss                                                                     ($  506,601)         ($   23,599)         ($2,466,916)
                                                                              -----------                               -----------
 Increase (Decrease) in Prepaid Advertising                                        35,500                                (1,464,500)
 Increase in miscellaneous receivable                                                                                      (200,000)
 Decrease in Due from Officers                                                    (25,000)                                  (25,120)
 Depreciation and Amortization                                                                                                2,613
 Stock issued to retire debt/services                                             155,280                                 2,092,325
 Increase (Decrease) in Accounts Payable                                           (1,500)              (1,500)             (37,074)
 Increase (Decrease) in Accrued Payroll Taxes                                      17,899                 (546)                   8
 Increase (Decrease) in Accrued Expenses                                                                                     38,000
 Decrease (increase) in Deposits                                                                                            (16,973)
 Decrease (increase) in Accounts Receivable                                                                                   2,998
 Decrease in Inventory and Assets                                                                                            20,100
                                                                              -----------          -----------          -----------
 Total adjustments                                                                182,179               (2,046)             412,377
                                                                              -----------          -----------          -----------

 Net cash provided by operating activities                                    ($  324,422)         ($   25,645)         ($2,054,539)
                                                                              ===========          ===========          ===========



         The following notes are an integral part of these statements.

                                   IMSCO, INC.
                         a development stage enterprise
                   STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE
                        THREE MONTHS ENDED MARCH 31, 1996


                                                              Additional Paid-in   Accumulated Deficit    Total Stockholders'
                                           Common Stock       Capital                                     Equity (Deficit)
                                           -----------        -----------          -----------            -----------
Balance at December 31, 1995               $     2,995        $ 1,794,004          $(1,847,362)           $   (50,363)
Issuance of DPI Additional Paid in
Capital for $2.00 per share                         10             19,990                                      20,000
Issuance of subsidiary stock                                       10,000                                      10,000
Issuance of shares of $.001 par value              197               (197)
Issuance of shares of $.001 par
value for contract services                        284            213,278                                     213,562
Issuance of shares of $.001 par
value in payment of loan                           227            299,773                                     300,000
Issuance of shares of $.001 par value
for prepaid advertising                          1,136          1,498,864                                   1,500,000
Issuance of shares of $.001 par  value
at $1.32 per share                                 775            942,845                                     943,620
Issuance of shares of $.001 par value
for subsidiary stock                               468               (468)
Loss from development for the
year ended December 31, 1996                                                          (762,758)              (762,758)
                                           -----------        -----------          -----------            -----------
Balance at December 31, 1996               $     6,092        $ 4,778,089          $(2,610,120)           $ 2,174,061
                                           -----------        -----------          -----------            -----------
Issuance of shares of $.001 par value
in consulting service                              100            149,900                                     150,000
Stock subscription receivable                                       5,280                                       5,280
Loss from development for the
three months ended March 31, 1997                                                     (371,601)              (371,601)
                                           -----------        -----------          -----------            -----------
Balance at March 31, 1997                  $     6,192        $ 4,933,269          $(2,981,721)           $ 1,957,740
                                           ===========        ===========          ===========            ===========


        The accompanying notes are an integral part of these statements.

                     UNAUDITED INTERIM FINANCIAL INFORMATION
                            IMSCO TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1997 awl 1996

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB dated December 31, 1996.

ORGANIZATION

In July 1996, IMSCO, Inc. was reincorporated in Delaware as IMSCO Technologies, Inc. The Company filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name surviving corporation become IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the Company held one share of common stock, par value $.001 per share,

                     UNAUDITED INTERIM FINANCIAL INFORMATION

of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him. IMSCO Technologies, Inc., a Delaware corporation, is currently a development stage enterprise which has developed a core technology that achieves molecular separation with innovative applications of electrostatics. Until July 7, 1992, the Company was engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. The Company discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. Due to a lack of demand for the technology developed, the Company changed its focus and began applying its engineering and medical talents to the development of a separation system. No revenue has been received from current products to date. There are 15,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized, of which 6,192,425 and 0, respectively are issued and outstanding at March 31, 1997. The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing, Inc. (BEST) (the subsidiaries) were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of March 31, 1997 and March 31, 1996 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products/ Inc. (DPI) an BioElectric Separation and Testing, Inc. (BEST). All significant intercompany accounts and transactions have been eliminated in consolidation.

                    UNAUDITED INTERIM FINANCIAL INFORMATION

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

ACCOUNTING METHOD:

The Company's financial statements are prepared using the accrual method of accounting.

EARNINGS (LOSS) PER SHARE:

The computations of earnings (loss) per share of common stock is based on the number of shares outstanding at the date of the financial statements.

ESTIMATES:

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

                     UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 2 LEASES:

In 1993, the Company entered into an operating lease for office space which expired in August, 1996. The Company is currently leasing the premises as a tenant-at-will. Rental expense for the operating lease was $3,612 and $3,613 for the three months ended March 1997 and 1996, respectively. Under the terms of the lease the Company is responsible for all utilities.

In September 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future and is negotiating to sub-lease or assign the lease at 950 Third Avenue to an unrelated party. The lease at 950 Third Avenue, New York, is for a term of five years at an annual base rental of $32 per square foot. The lease contains standard pass-throughs by the unaffiliated landlord of increase in real estate taxes and operating expenses after the first year of occupancy. The 950 Third Avenue lease expires on January 31, 2002. Rental expense for the above lease was $11,566 for the three months ended March 31, 1997.

Minimum future lease payments under noncancelable operating leases as of December 31,1996 are as follows:

Year ending December 31:

              1997                              $ 78,757
              1998                                78,757
              1999                                78,757
              2000                                78,757
              2001                                78,757
              2002                                 6,548

                     UNAUDITED INTERIM FINANCIAL INFORMATION


The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these noncancelable operating leases as of December 31, 1996 are as follows:

              1997                              $ 14,676
              1998                                14,676
              1999                                11,045

Rental expense for the above leases was $7,949 and $0 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3 FEDERAL AND STATE INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carryfowards for federal income tax purposes which expire as follows:

              2000                           $     4,180
              2001                               181,180
              2002                               233,280
              2003                                88,125
              2004                                70,850
              Thereafter                       2,609,755
                                             $ 2,609,755

The deferred tax asset from the benefit of the losses is $391,460 and $277,050 for the year ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

                     UNAUDITED INTERIM FINANCIAL INFORMATION

As of December 31, 1996, the Company had net operating loss carryforwards for state income tax purposes which expire as follows:

               1997                          $   259,185
               1998                               40,825
               1999                              513,690
               2000                              405,630
               2001                              762,390
                                             -----------
                                             $ 1,981,630
                                             ===========

The deferred tax asset from the benefit of the losses is $188,250 and $115,800 for the year ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

State excise tax expense amounted to $456 and $0 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 4 RELATED PARTY TRANSACTIONS:

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

                     UNAUDITED INTERIM FINANCIAL INFORMATION

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

In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf products, Inc. shares. In 1996, Mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. share for 1.00 Decaf Products, Inc. share. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the one year anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31,1996, with the shares vesting and being issued on January 1, 1997. In

                     UNAUDITED INTERIM FINANCIAL INFORMATION


1996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock in exchange for shares of Common Stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf Products, Inc. shares, which shares vested on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 shares for a price of $1.32, exercisable over a period ending December 31,1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Victor Bauer, a director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500 and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Edmond Abramson as a consultant for the Company.

NOTE 5 RESEARCH AND DEVELOPMENT COSTS:

During the three months ended March 31, 1997 and 1996, the Company charged $37,320 and $9,556, respectively to research and development expense.

NOTE 6 NONMONETARY TRANSACTION:

During the three months ended March 31, 1997, the Company issued 100,000 shares of common stock for consulting service received, valued at $150,000.

NOTE 7 COMMITMENTS:

In 1996, the Company entered into a collaborative Research Agreement with the Polymer Sciences Division of the University of Akron, for further development for the electrostatic decaffeination

                     UNAUDITED INTERIM FINANCIAL INFORMATION


technology. The Company pays $10,000 per month for the use of the University of Akron's facilities and the dedication of certain professors to the Company's project.

On September 20, 1996 the Company entered into a Marketing Agreement with Hughes Edwards & Price, Inc. ("Hughes") for certain large institutional marketing of the Company's decaffeination system. Hughes is a privately held corporation, based in Traverse City, Michigan. The Company agreed that Hughes will have the exclusive right to sell the DECAFFOMATIC to so-called "large institution" coffeemaker market in North American for a period of three years. The "large institutional" marketplace is dominated by major hotel chains and major restaurant and fast food chains. In exchange for these exclusive rights, Hughes agreed to sell or purchase from the Company a minimum $3 million worth of units for the first year, $5 million worth of units for the second year and $7 million worth of units the third year.

Under the Hughes Agreement, the Company sells units of the decaffeination system to Hughes' customers for a stated price of up to $199 per unit for the institutional coffeemakers. If Hughes fails to sell the minimum amount it must purchase the difference for its own account to maintain the agreement in force. All servicing and customer calls will be performed by Hughes.

Under a Media Purchase Agreement dated September 20, 1996 with Proxhill Marketing Ltd. ("Proxhill"), it contractually agreed to finance $1.5 million of media for the Company's public relations and advertising campaign through Grow Marketing Services ("GROW.), an independent marketing company, in exchange for the Company issuing 1,136,363 shares of its common stock, representing a price of $1.5 million of prepaid, dedicated media credits (the "Media Credits") and certain media services. The Media Purchase Agreement expires at the end of sixty
(60) months or upon the depletion of the prepaid media credits.

                     UNAUDITED INTERIM FINANCIAL INFORMATION

On  September  20,  1996,  the  Company  entered  into an  agreement  with NEWCO
Enterprises, Inc. ("NEWCO") for certain institutional manufacturing and marketing of the Company's decaffeination system. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffee making equipment in North America. The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffeemaker market and will be the manufacturer of the DEFAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units or the product for the first year, 50,000 units for the second year and 100,000 units the third year. Under the NEWCO Agreement, NEWCO has also agreed to pay the costs of making final commercial model designs of the Decaffeination System which will be the property of the Company.

Under the NEWCO Agreement, the Company sells units of the Decaffeination System to NEWCO for a net price to the Company. The Company anticipates that the price to be paid NEWCO, which is still being finalized until the final working and commercial ready components are established, will be in the range of approximately $20 per unit for small OCS type users, ranging to $200 for large, high volume institutional coffee brewers. NEWCO will take the Decaffeination System and in turn incorporates it into its coffeemakers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. The parties can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.

                     UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 8 GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net loss of $506,601 during the three month period ended March 31, 1997. The operating loss as well as the uncertain conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Although there can be no assurances, management of the Company has developed a business plan to finance the Company through sales of its products to such companies as NEWCO and Hughes, licensing of its technology and individual patent rights to its subsidiaries. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 DEVELOPMENT STAGE ENTERPRISE:

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the Company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electrostatic filter. As defined by the Financial Accounting Standards Board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The cumulative deficit during the development stage is $2,495,813 for the period July 7, 1992 through March 31, 1997.

NOTE 10 Advertising:

The costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 1997 and 1996, the advertising expense was $39,050 and $0, respectively.

                     UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 11 EMPLOYEE INCENTIVE STOCK OPTIONS:

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion. There are currently three employees so designated.

Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be exercisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the options is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of March 31, 1997, an option to purchase 100,000 shares of common stock at $1.5 per share was issued and outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14,1997




                                             IMSCO TECHNOLOGIES, INC.

                                             By: /s/ Sol L. Berg
                                                 -------------------------------
                                                 Sol L. Berg, President and
                                                 Principal Accounting Officer