Form 10QSB
period 1997-06-30
IMSCO INC /MA/
filed 1997-08-15
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

Commission file number 0-24520


                           IMSCO TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


              Delaware                                04-3021770
-------------------------------------   ---------------------------------------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)               Identification No.)


            40 Bayfield Drive,
       North Andover, Massachusetts                        01845
------------------------------------------   ----------------------------------
 (Address of principal executive offices)                (Zip Code)


                                (508) 689-2080
-------------------------------------------------------------------------------
                        (Registrant's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]     No  [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,192,425.



                           IMSCO TECHNOLOGIES, INC.

                                     INDEX


Part I  - Financial Statements:

          Balance Sheets - June 30, 1997 and June 30, 1996 . . . . . . . . . .     3

          Statement of Operations - For the Six Months Ended June 30, 1997 and
          June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

          Statement of Cash Flows - For the Six Months Ended June 30, 1997 and
          June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

          Statement of Stockholders' Equity - For the Year Ended December 31,
          1996 and the Six Months Ended June 30, 1997  . . . . . . . . . . . .     8

          Notes to Unaudited Financial Statements  . . . . . . . . . . . . . .     9

          Management's Discussion and Analysis or Plan of Operation  . . . . .    17

Part II - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . .    20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22


                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                                 BALANCE SHEET
                         AS OF JUNE 30, 1997 AND 1996


                                                                      1997           1996
                                                                   -----------    -----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    93,018    $     4,258
  Treasury securities                                                        0              0
  Advance-tax withholdings                                               4,295              0
  Prepaid payroll tax                                                      941              0
  Prepaid advertising                                                1,464,500              0
                                                                   --------------------------
      TOTAL CURRENT ASSETS                                           1,562,754          4,258
                                                                   --------------------------
FIXED ASSETS
  Property and equipment                                               138,064         76,672
  Leasehold improvements                                                 5,845          4,900
  Accumulated depreciation                                             (78,246)       (78,246)
                                                                   --------------------------
      NET FIXED ASSETS                                                  65,663          3,326
                                                                   --------------------------

ORGANIZATION COSTS NET OF AMORTIZATION                                                    100
DEPOSITS                                                                21,648            390
DUE FROM OFFICERS                                                       25,000              0
OTHER ASSETS                                                               100              0
                                                                   --------------------------
      TOTAL ASSETS                                                 $ 1,675,164    $     8,074
                                                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    24,377    $    49,927
  Loan from officer                                                          0          9,570
  Accrued expenses                                                      38,000          8,372
  Accrued payroll taxes                                                      8              0
                                                                   --------------------------
      TOTAL CURRENT LIABILITIES                                         62,385         67,869
                                                                   --------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock-authorized 15,000,000 shares at $.001 par value;
   6,192,425 shares issued and outstanding at June 30, 1997              6,192          3,000
  Additional paid-in capital                                         4,933,269      1,823,999
  Deficit Accumulated:
  Developments stage                                                (2,705,774)    (1,265,886)
  Discontinued operations                                             (620,908)      (620,908)
                                                                   --------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 1,612,779        (59,795)
                                                                   --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,675,164    $     8,074
                                                                   ==========================


         The following notes are an integral part of these statements.



                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                            STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage) TO JUNE 30, 1997


                                                                            Cumulative amounts
                                                                               from current
                                                    1997         1996       development stage
                                                 ----------    ---------    ------------------

Development Expense                              $   40,751    $  10,218       $    237,614

Salaries and Wages                                  100,000            0            345,849

Officer Salaries                                     72,500            0            405,569

Payroll Taxes                                        19,702            0             74,972

Outside Labor                                         7,090            0            127,440

Professional Services                               282,752        2,500            966,297

Rent                                                 32,312        7,225            112,310

Insurance                                            17,796        6,828             72,634

Travel and Business Meeting                          25,941        3,012             92,483

Auto Expense                                            739          683             25,031

Telephone and Utilities                               9,026        2,970             42,723

Office Expense                                       10,844        2,100             51,091

Equipment Rental                                     14,217            0             22,562

Contribution                                              0          375                410

Corporate Fees                                       13,602        1,762             54,207

Advertising                                          39,075            0             40,500
                                                 ------------------------------------------

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT
 EXPENSE                                            686,347       37,673          2,671,692

OTHER INCOME (EXPENSE)
  Dividend and Interest Income                        4,345            0             10,437
  Interest Expense                                        0       (1,759)            (9,047)
                                                               ---------
  Loss on sale of fixed assets                      (34,000)                        (34,000)
                                                 ----------                    ------------

LOSS BEFORE INCOME TAXES                           (716,002)     (39,432)        (2,704,302)
Provision for Income Tax                               (560)           0             (1,472)
                                                 ------------------------------------------
NET LOSS FROM DEVELOPMENT                          (716,562)     (39,432)        (2,705,774)

LOSS FROM DISCONTINUED OPERATIONS                         0            0                 --

NET LOSS                                         $ (716,562)   $ (39,432)      $ (2,705,774)
                                                 ==========================================

LOSS PER SHARE                                   $    (0.12)   $   (0.01)      $      (0.44)



       The accompanying notes are an integral part of these statements.



                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                            STATEMENT OF OPERATIONS
              FOR THE SECOND QUARTER ENDED JUNE 30, 1997 AND 1996


                                                    1997         1996
                                                 ----------    ---------

Development Expense                              $    3,431    $     652

Salaries and Wages                                   51,417            0

Officer Salaries                                     34,584            0

Payroll Taxes                                         7,620            0

Outside Labor                                         7,090            0

Professional Services                                47,388            0

Rent                                                 17,134        3,613

Insurance                                            10,315        3,561

Travel and Business Meeting                           9,831        2,084

Auto Expense                                            298          235

Telephone and Utilities                               2,863        1,488

Office Expense                                        3,180        1,481

Equipment Rental                                      6,268            0

Contribution                                              0            0

Corporate Fees                                        3,954          960

Advertising                                              25            0
                                                 -----------------------
TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT
 EXPENSE                                            205,398       14,074

OTHER INCOME (EXPENSE)
  Dividend and Interest Income                        1,100            0
  Interest Expense                                        0       (1,759)
                                                               ---------
  Loss on sale of fixed assets                      (34,000)
                                                 ----------

LOSS BEFORE INCOME TAXES                           (238,298)     (15,833)
Provision for Income Tax                               (560)           0
NET LOSS FROM DEVELOPMENT                          (238,858)     (15,833)
                                                 -----------------------

LOSS FROM DISCONTINUED OPERATIONS                         0            0

NET LOSS                                         $ (238,858)   $ (15,833)
                                                 =======================

LOSS PER SHARE                                   $    (0.04)   $   (0.01)


        The following notes are an integral part of these statements.



                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)

                                                                                             Cumulative Amounts
                                                                                                from current
                                                                     1997         1996       development stage
                                                                  ----------    ---------    ------------------

Cash flows from operating activities:
  Cash received from dividends and interest                       $    4,345                    $     10,437
  Cash received from customers                                            72                          57,076
  Cash received from research and testing                                                              8,187
  Cash received from unemployment taxes                                  541                             711
  Cash received from travel reimbursements and other rebates                                             938
  Cash received from employee group health insurance                   2,725                           2,725
  Cash paid to suppliers and employees                              (345,199)     (43,946)        (2,147,707)
                                                                  ------------------------------------------
      Net cash provided by operating activities                     (337,516)     (43,946)        (2,067,633)

Cash flows from investing activities:
  Prepaid research testing                                                                            (7,734)
  Purchase of Fixed Assets                                           (41,345)                       (119,883)
  Sale of Fixed Assets                                                21,000                          21,000
                                                                  ------------------------------------------
      Net cash provided by investing activities                      (20,345)           0           (106,617)

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Interim loan financing                                                            9,570            385,000
  Proceeds from issuance of common stock                                           30,000          1,896,376
                                                                                ----------------------------
      Net cash provided by financing activities                            0       39,570          2,281,376

Net Increase in cash and cash equivalents                           (357,861)      (4,376)           107,125
Cash and cash equivalents at beginning of period                     450,879        8,634            (14,107)
Cash and cash equivalents at end of period                        $   93,018    $   4,258       $     93,018
                                                                  ==========================================



RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES

Net Loss                                                          $ (682,562)   $ (39,432)      $ (2,671,774)
                                                                  ------------------------------------------

Decrease (increase) in Prepaid Advertising                            35,500                      (1,464,500)
Decrease (Increase) in miscellaneous receivable                       (5,235)                       (205,235)
Decrease (increase) in Due from Officers                             (25,000)         530            (25,120)
Decrease (increase) in Advance-Consultant                            200,000                         200,000
Depreciation and Amortization                                                                          2,613
Stock issued to retire debt / services                               155,280                       2,092,325
Increase (decrease) in Accounts Payable                               (4,500)      (3,000)           (40,074)
Increase (decrease) in Accrued Payroll Taxes                         (10,542)      (2,044)                 8
Increase (Decrease) in Accrued Expenses                                 (456)                         38,000
Decrease (increase) in Deposits                                                                      (16,973)
Decrease (increase) in Accounts Receivable                                                             2,998
Decrease in Inventory and Assets                                                                      20,100
      Total adjustments                                              345,047       (4,514)           604,141
                                                                  ------------------------------------------

      Net cash provided by operating activities                   $ (337,516)   $ (43,946)      $ (2,067,633)
                                                                  ==========================================


        The following notes are an integral part of these statements.


                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                            STATEMENT OF CASH FLOWS
              FOR THE SECOND QUARTER ENDED JUNE 30, 1997 AND 1996



                                                                    1997         1996
                                                                 ----------    ---------

Cash flows from operating activities:
  Cash received from dividends and interest                      $    1,100
  Cash received from customers                                           72
  Cash received from research and testing
  Cash received from unemployment taxes                                 541
  Cash received from travel reimbursements and other rebates
  Cash received from employee group health insurance                  2,725
  Cash paid to suppliers and employees                              (17,532)   $ (18,301)
                                                                 -----------------------
      Net cash provided by operating activities                     (13,093)     (18,301)

Cash flows from investing activities:
  Prepaid research testing                                                0
  Purchase of Fixed Assets                                           (2,116)
  Sale of Fixed Assets                                               21,000
                                                                 ----------
      Net cash received from investing activities                    18,884            0

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Interim loan financing                                                           9,570
  Proceeds from issuance of common stock                                          10,000
                                                                               ---------
      Net cash provided by financing activities                           0       19,570

Net Increase in cash and cash equivalents                             5,790        1,268
Cash and cash equivalents at beginning of the second quarter         87,228        2,990
Cash and cash equivalents at end of the second quarter           $   93,018    $   4,258
                                                                 =======================



RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES

Net Loss                                                         $ (204,858)   $ (15,833)
                                                                 -----------------------

Decrease (increase) in Prepaid Advertising
Decrease (increase) in miscellaneous receivable                     194,765
Decrease in Due from Officers                                                        530
Depreciation and Amortization
Stock issued to retire debt / services
Increase (Decrease) in Accounts Payable                              (3,000)      (1,500)
Increase (Decrease) in Accrued Payroll Taxes                                      (1,498)
Increase (Decrease) in Accrued Expenses
Decrease (increase) in Deposits
Decrease (increase) in Accounts Receivable
Decrease in Inventory and Assets
      Total adjustments                                             191,765       (2,468)
                                                                 -----------------------

Net cash provided by operating activities                        $  (13,093)   $ (18,301)
                                                                 =======================


         The following notes are an integral part of these statements.


                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                        SIX MONTHS ENDED JUNE 30, 1997

                                                                                                                 Total
                                                                              Additional                      Stockholders'
                                                                  Common       Paid-in       Accumulated         Equity
                                                                   Stock       Capital         Deficit         (Deficit)
                                                                  -------    -----------    -------------    -------------

Balance at December 31 , 1995                                     $ 2,995    $ 1,794,004    $ (1,847,362)    $    (50,363)

Issuance of DPI Additional Paid in Capital for $2.00 per share         10         19,990                           20,000

Issuance of subsidiary stock                                                      10,000                           10,000

Issuance of shares of $.001 par value                                 197           (197)

Issuance of shares of $.001 par value for contract services           284        213,278                          213,562

Issuance of shares of $.001 par value in payment of loan              227        299,773                          300,000

Issuance of shares of $.001 par value for prepaid advertising       1,136      1,498,864                        1,500,000

Issuance of shares of $.001 par value at $1.32 per share              775        942,845                          943,620

Issuance of shares of $.001 par value for subsidiary stock            468           (468)

Loss from development for the year ended December 31, 1996                                      (762,758)        (762,758)
                                                                                            -----------------------------

Balance at December 31, 1996                                        6,092      4,778,089      (2,610,120)       2,174,061
                                                                  =======================================================


Issuance of shares of $.001 par value in consulting service           100        149,900                          150,000

Stock subscription receivable                                                      5,280                            5,280

Loss from development for the three months ended
 March 31, 1997                                                                                 (506,601)        (506,601)

Balance at March 31, 1997                                           6,192      4,933,269      (3,116,721)       1,822,740

Loss from development for the period April 1 through
 June 30, 1997                                                                                  (238,858)        (238,858)

Prior period adjustment (see note)                                                                28,897           28,897

Balance at June 30, 1997                                          $ 6,192    $ 4,933,269    $ (3,326,682)     $ 1,612,779
                                                                  =======================================================


       The accompanying notes are an integral part of these statements.


                           IMSCO TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            June 30, 1997 and 1996


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization:
-------------

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

There are 15,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized, of which 6,192,425 and 0, respectively are issued and outstanding at June 30, 1997.

The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing , Inc.(BEST) (the subsidiaries) were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of June 30, 1997 and June 30, 1996 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

Principles of Consolidation:
----------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. (DPI) an BioElectric Separation and Testing, Inc. (BEST). All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment:
-----------------------

Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expended as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

Cash Equivalents:
-----------------

The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

Accounting Method:
------------------

The Company's financial statements are prepared using the accrual method of accounting.

Earnings (Loss) Per Share:
--------------------------

The computations of earnings (loss) per share of common stock is based on the number of shares outstanding at the date of the financial statements.

Estimates:
----------

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


NOTE 2  LEASES:

In 1993, the Company entered into an operating lease for office space which expired in August, 1996. The Company is currently leasing the premises as a tenant-at-will. Rental expense for the operating lease was $7,225 and $7,225 for the six months ended June 30, 1997 and 1996, respectively. Under the terms of the lease the Company is responsible for all utilities.

In September 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future and is negotiating to sub-lease or assign the lease at 950 Third Avenue to an unrelated party. The lease at 950 Third Avenue, New York, is for a term of five years at an annual base rental of $32 per square foot. The lease contains standard pass-through by the unaffiliated landlord of increase in real estate taxes and operating expenses after the first year of occupancy. The 950 Third Avenue lease was terminated on July 31, 1997. Rental expense for the above lease was $25,087 for the six months ended June 30, 1997.

The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these non-cancelable operating leases as of December 31, 1996 are as follows:

               1997                         $14,676
               1998                          14,676
               1999                          11,045

Rental expense for the above leases was $14,217 and $0 for the six months ended June 30, 1997 and 1996, respectively.


NOTE 3  FEDERAL AND STATE INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes which expire as follows:

               2000                         $    4,180
               2001                            181,180
               2002                            233,280
               2003                             88,125
               2004                             70,850
               Thereafter                    2,609,755
                                            $2,609,755
                                     FS-9

The deferred tax asset from the benefit of the losses is $391,460 and $277,050 for the year ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

As of December 31, 1996, the Company had net operating loss carry forwards for state income tax purposes which expire as follows:

               1997                         $  259,185
               1998                             40,825
               1999                            513,690
               2000                            405,630
               2001                            762,300
                                            $1,981,630

The deferred tax asset from the benefit of the losses is $188,250 and $115,800 for the year ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

State excise tax expense amounted to $560 and $0 for the six months ended June 30, 1997 and 1996, respectively.


NOTE 4  RELATED PARTY TRANSACTIONS:

In August 1996, Hampton Tech Partners, LLC acquired $300,000 in promissory notes from the Company and 150,000 shares of Common Stock for the total consideration of $300,000. On September 20, 1996, the Company entered into a Purchase Agreement with Hampton Tech Partners II, LLC wherein Hampton Tech Partners II, LLC acquired 761,000 shares of Common Stock for $1,004,520 in cash or $1.32 per share. Private placement expenses of $77,400 were incurred during this transaction, reducing net cash proceeds to $927,120. Hampton Partners II received 227,273 shares in repayment of the $300,000 promissory notes with Hampton Tech Partners, LLC and 129, 151 shares in payment of private placement fees. Mr. Scott Robinson, a recently elected director of the Company, is a member of Hampton Tech Partners and Hampton Tech Partners II, LLC. Mr. Robinson's brother, Mr. Jeffrey Robinson is the sole shareholder of Hampton Partners Investments, Inc., the Managing Member of Hampton Tech Partners and Hampton Tech Partners II, LLC.

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

In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf products, Inc. shares. In 1996, Mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. share for 1.00 Decaf Products, Inc. share. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the one year Anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31,1996, with the shares vesting and being issued on January 1, 1997. In 1996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock in exchange for shares of Common Stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 DecafProducts, Inc. shares, which shares will vest on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 shares for a price of $1.32, exercisable over a period ending December 31,1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Victor Bauer, a director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500 and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Abramson for the Company.

During the year ended December 31, 1995, a director of the Company, David E. Fleming, Esquire was also a partner with Campbell and Fleming , P.C., a law firm which provides certain services for the Company. As of July 31, 1995, David E. Fleming had resigned as director of the Company.

The total balance of the Due from officer account relates to advances paid to corporate officers for expenses incurred not directly related to the operation of the Company. The balance owed to the Company was $25,000 and $0 at June 30, 1997 and 1996, respectively.


NOTE 5  RESEARCH AND DEVELOPMENT COSTS:

During the six months ended June 30, 1997 and 1996, the Company charged $40,751 and $10,218, respectively to research and development expense.


NOTE 6  NONMONETARY TRANSACTION:

During the three months ended June 30, 1997, the Company issued 100,000 shares of common stock for consulting service received, valued at $150,000.

NOTE 7  COMMITMENTS:

In 1996, the Company entered into a collaborative Research Agreement with the Polymer Sciences Division of the University of Akron, for further development of the electrostatic decaffeination technology. The Company pays $10,000 per month for the use of the University of Akron's facilities and the dedication of certain professors to the Company's project.

On September 20, the Company entered into the Hughes marketing Agreement for certain large institutional marketing of the Decaffeination System. Hughes is a privately held corporation, based in Traverse City, Michigan, and is one of the larger marketers of institutional coffee making equipment and supplies in North America. The Company agreed that Hughes will have the exclusive right to sell the DECAFFOMATIC to so-called "large institution" coffee-maker market in North American for a period of three years. The "large institutional" marketplace is dominated by major hotel chains and major restaurant and fast-food chains. In exchange for these exclusive rights, Hughes agreed to sell or purchase from the Company a minimum $3 million worth of units for the first year, $5 million worth of units for the second year and $7 million worth of units the third year.

Under the Hughes Agreement, the Company sells units of the Decaffeination System to Hughes' customers for a stated price of $199 per unit for the institutional coffee-makers. If Hughes fails to sell the minimum amount it must purchase the difference for its own account to maintain the agreement in force. All servicing and customer calls will be performed by Hughes. In addition to other legal remedies, the parties can terminate the Hughes Agreement if Hughes fails to make the specified minimum amount of Decaffeination System purchases.

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

On September 20, 1996, the Company entered into an agreement with NEWCO for certain institutional manufacturing and marketing of the Decaffeination System. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffee-making equipment in North America. The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffee-maker market and will be the manufacturer of the DEFAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units or the product for the first year, 50,000 units for the second year and 100,000 units the third year. Under the NEWCO Agreement, NEWCO has also agreed to pay the costs of making final working models, and the cost of creating moulds and related parts for the DECAFFOMATIC device for the institutional coffee-maker marketplace. All of the technology and final commercial model designs of the Decaffeination System will be the property of the Company.

Under the NEWCO Agreement, the Company sells units of the Decaffeination System to NEWCO for a net price to the Company. The Company anticipates that the price to be paid NEWCO, which is still being finalized until the final working and commercial ready components are established, will be in the range of approximately $20 per unit for small OCS type users, ranging to $200 for large, high volume institutional coffee brewers. NEWCO takes the Decaffeination System and in turn incorporates it into its coffee-makers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO' s ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. In addition to other legal remedies, the parties can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.


NOTE 8  GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net Loss of $682,562 during the six month ended June 30, 1997. The significant operating loss as well as the uncertainty conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 9  DEVELOPMENT STAGE ENTERPRISE:

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $2,671,774 for the period July 7, 1992 through June 30, 1997.


NOTE 10 ADVERTISING:

The costs of advertising are expensed the first time the advertising takes place. For the six months ended June 30, 1997 and 1996, the advertising expense was $39,075 and $0, respectively. At June 30, 1997 and 1996, $1,464,500 and $0, respectively, of advertising was reported as a prepaid asset.


NOTE 11 EMPLOYEE INCENTIVE STOCK OPTIONS:

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion; there are currently three employees so designated. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be exercisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the options is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of June 30, 1997, an option to purchase 100,000 shares of common stock at $1.5 per share was issued and outstanding.



                        PART I - FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

      The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and technology and general and administrative expenses. Since entering the development stage in July, 1992, the Company has generated an accumulated deficit of $2,705,774 at June 30, 1997 and has a total accumulated deficit of $3,326,682.

      The Company had no revenue from continuing operations in years ending December 31, 1993, December 31, 1994, December 31, 1995 or December 31, 1996. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinued operations and was reactivated and entered into a new development stage in July 1992.

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

      The Company's ability to achieve sales and increase its levels of revenue will depend upon its ability to secure additional financing and future licensees, if any, and successfully develop, test and sell the Company's products. The Company's ability to general significant revenue and become profitable is dependent in large part on its commercializing the Company's leading product, the DECAFFOMATIC, expanding its manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to successfully commercialize products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

      Statements included in this "Management's Discussion and Analysis or Plan of Operation" Section, and in other sections of the Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in historical or current facts are "forward-looking statements" made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. There are numerous risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes to Financial Statements which appear elsewhere in this report.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDING JUNE 30, 1997;
 COMPARED WITH JUNE 30, 1996

      Net losses increased from $39,432 for the six months ending June 30, 1996 to $716,562 for the six months ending June 30, 1997. The Company had no revenue or operating income for the quarters ended June 30, 1996 and June 30, 1997 from continuing operations. The Company has interest income of $4,345 for the six months ended June 30, 1997 and none in the comparable prior period. The general, administrative and development expenses were $686,347 for the six months ended June 30,1997, in comparison to $ 37,673 for the six months ended June 30, 1996. The increase in these costs from 1996 to 1997 was in most expense categories, including larger development expenses which increased from $10,218 in the six months of 1996 to $40,751 in the six months of 1997. Additional increased expenses were incurred in professional services, which increased from $2,500 in the six months of 1996 to $ 282,752 in the six months of 1997, which increases were primarily from additional legal costs and filing fees incurred in connection with the Company's patent applications for its technology. Salaries and wages, officers salaries and related payroll taxes were $51,417, $34,584 and $7,620, respectively, for the second quarter of 1997 in comparison to $0 in total for the second quarter of 1996. Rent increased from $7,225 for the six months ended June 30, 1996, to $32,312 for the six months ended June 30, 1997, an increase of $25,087 which was primarily due to the additional office lease and costs incurred as a result of the Company leasing office space at 950 Third Avenue, New York, New York in October 1996. Most of the additional costs in the second quarter of 1997 in comparison to the second quarter of 1996 were related to further development, refinement and early stage marketing efforts of the Company's Decaffamatic separation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

      At June 30, 1996, the Company had total assets of $8,074 and at June 30, 1997, the Company had total assets of $1,675,164, an increase of $1,667,090. At June 30, 1996, the Company had total liabilities of $67,869 and at June 30, 1997, the Company had total liabilities of $62,385. At June 30, 1997, the Company had total stock holders' equity of $1,612,779 in comparison to a total stockholders' deficit of $(59,795) at the comparable date in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital as of June 30, 1997, of $1,500,369 in comparison to a deficit position of $(63,611) as of June 30, 1996. The Company had an accumulated deficit of $1,886,794 for the period ended June 30, 1996, in comparison to an accumulated deficit of $3,326,682 as of June 30, 1997. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the six months ended June 30, 1997, the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

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

      The Company's future capital requirements will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and
(v) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

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


                          PART II - Other Information


Item 1.  Legal Proceedings.

      Edmund Abramson v. Imsco Technologies, Inc., Case No. 97-12340 CA23, Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. In May 1997, the Company terminated the Consulting Agreement of Edmund Abramson, then a business consultant to the Company, alleging cause for such termination. In June 1997, the Company was served with a complaint filed by Edmund Abramson alleging breach of contract and claiming damages of $400,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in this case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.

      WRA Consulting, Inc. v. Imsco Technologies, Inc., Case No. 97-12336 CA21, Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. In May 1997, the Company terminated the Consulting Agreement of WRA Consulting, Inc., then a financial consultant to the Company, alleging cause for such termination. In June 1997, the Company was served with a complaint filed by WRA Consulting, Inc. alleging breach of contract, for among other reasons, failure of the Company to deliver 150,000 registered shares of common stock and 150,000 warrants to purchase common stock to WRA Consulting, Inc., and claiming damages on account thereof in the amount of $800,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in this case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Forms 8-K

      A report on Form 8-K dated July 21, 1997, filed by the Company reported the following other event:

      On July 11, 1997, Hughes, Edwards & Price, Inc. ("Hughes") notified Imsco Technologies, Inc. (the "Company") of its desire to terminate the Marketing Agreement ("Agreement") entered into with the Company on September 20, 1996, in order to pursue other opportunities such as restaurant management. Termination of the Agreement was brought about by mutual consent and is effective immediately. The Company is currently in discussions with Newco Enterprises ("Newco") about prospective terms and conditions for a new marketing agreement to market the Company's decaffeination technology and products to the institutional coffee maker marketplace in North America. Although Hughes was appointed the exclusive representative to market the Company's decaffeination technology and products to the institutional coffee maker marketplace, such as restaurants and hotels, in North America for a period of 3 years, Hughes had not yet sold any products for the Company.


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Imsco Technologies, Inc.



                                        By: /s/ Sol L. Berg
                                            ----------------------------------
                                            Sol L. Berg, President and
                                            Chief Accounting Officer