Form 10QSB/A
period 1997-03-31
IMSCO INC /MA/
filed 1997-10-30
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB/A


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1997
                               ----------------

Commission file number   0-24520
                        ---------


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


             40 Bayfield Drive, North Andover, Massachusetts 01845
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (508) 689-2080
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


                                 IMSCO, INC.
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]     No  [ ]

      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   6,167,424.
                                                   ------------



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                                 BALANCE SHEET
                      AT MARCH 31, 1997 AND MARCH 31, 1996


                                                        March 31, 1997     March 31, 1996
                                                        --------------     --------------

ASSETS

CURRENT ASSETS
  Cash and Equivalents                                   $   287,228        $     2,990
  Prepaid Advertising                                              0                  0
                                                         ------------------------------
  TOTAL CURRENT ASSETS                                       287,228              2,990

FIXED ASSETS - Note 1
  Property and Equipment                                     190,945             76,672
  Leasehold Improvements                                       5,848              4,900
  Accumulated Depreciation                                   (78,246)           (78,246)
                                                         ------------------------------
  NET FIXED ASSETS                                           118,544              3,326

ORGANIZATION COSTS net of amortization                             0                100
DEPOSITS                                                      21,650                390
DUE FROM OFFICERS                                             25,000                530
OTHER ASSETS                                                     100                  0

TOTAL ASSETS                                             $   452,522        $     7,336
                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $    27,377        $    51,427
  Accrued Expenses                                            38,456              8,372
  Accrued Payroll Taxes                                            8              1,498
                                                         ------------------------------

TOTAL CURRENT LIABILITIES                                     65,841             61,297
                                                         ------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock - authorized 15,000,000 shares at
   $.001 par value; 2,994,839 and 6,192,425 shares
   issued and outstanding at March 31, 1996 and 1997
   respectively                                                6,192              2,995

  Additional paid-in capital                               3,768,769          1,814,004
  Deficit Accumulated:
  Development Stage                                       (2,766,916)        (1,550,052)
  Discontinued Operations                                   (620,908)          (620,908)
                                                         ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         387,137           (353,961)
                                                         ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   452,522        $     7,336
                                                         ==============================


The following notes are an integral part of these statements.



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
         (inception of the current development stage) to MARCH 31, 1997


                                                                                      Cumulative amounts
                                                                                         from current
                                                             1997          1996       development stage
                                                           ---------     --------     ------------------

DEVELOPMENT EXPENSES                                       $  37,320     $  9,566        $   234,183

SALARIES AND WAGES                                            55,250            0            301,099

OFFICER SALARIES                                              31,250            0            364,319

PAYROLL TAXES                                                 12,083            0             67,353

OUTSIDE LABOR                                                      0            0            120,350

PROFESSIONAL SERVICES                                        235,364        2,500            918,909

RENT                                                          15,178        3,613             95,176

INSURANCE                                                      7,481        3,267             62,319

TRAVEL AND BUSINESS MEETINGS                                  16,110          928             82,652

AUTO EXPENSE                                                     441          448             24,733

TELEPHONE AND UTILITIES                                        6,163        1,482             39,860

OFFICE EXPENSES                                                7,662          619             47,909

EQUIPMENT RENTAL                                               7,949            0             16,294

CONTRIBUTIONS                                                      0          375                410

CORPORATE FEES                                                 9,648          802             50,253

ADVERTISING                                                   39,050            0             40,475
                                                           -----------------------------------------

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSE        480,949       23,599          2,466,294
                                                           -----------------------------------------

OTHER INCOME (EXPENSE):

DIVIDEND AND INTEREST INCOME                                   3,245            0              9,337
INTEREST EXPENSE                                                   0                        (309,047)
LOSS BEFORE INCOME TAXES                                    (477,704)     (23,599)        (2,766,004)

PROVISION FOR INCOME TAX                                           0            0               (912)

NET LOSS FROM DEVELOPMENT                                   (477,704)     (23,599)        (2,766,916)
                                                           -----------------------------------------
LOSS FROM DISCONTINUED OPERATIONS (Note 1)

NET LOSS                                                   ($477,704)    ($23,599)       ($2,766,916)
                                                           =========================================

LOSS PER SHARE (Note 1)                                       ($0.08)      ($0.01)


The accompanying notes are an integral part of these statements.



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)


                                                                                     Cumulative Amounts
                                                                                        from current
                                                           1997          1996        development stage
                                                        ----------     ---------     ------------------

Cash flows from operating activities:
  Cash received from dividends and interest                 3,245                        $    9,337
  Cash received from customers                                                               57,004
  Cash received from research and testing                                                     8,187
  Cash received from unemployment taxes                                                         170
  Cash received from travel reimbursements                                                        0
  and other rebates                                                                             938
  Cash paid to suppliers and employees                  ($327,667)     ($25,645)         (2,130,175)
                                                        --------------------------------------------
      Net cash provided by operating activities          (324,422)      (25,645)         (2,054,539)

Cash flows from investing activities:
  Prepaid research testing                                                                   (7,734)
  Purchase of Fixed Assets                                (39,229)                         (117,767)
                                                        ----------                      ------------
      Net cash provided by investing activities           (39,229)                         (125,501)

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Interim loan financing                                                                    385,000
  Proceeds from issuance of common stock                                 20,000           1,896,376
                                                        -------------------------------------------
      Net cash provided by financing activities                 0        20,000           2,281,376

Net Increase in cash and cash equivalents                (363,651)       (5,645)            101,336

Cash and cash equivalents at beginning of period          450,879         8,634             (14,107)

Cash and cash equivalents at end of period               $ 87,228       $ 2,990          $   87,228
                                                        ===========================================


     RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Loss                                                ($477,704)     ($23,599)        ($2,466,916)
                                                        --------------------------------------------

Decrease (Increase) in Prepaid Advertising                 35,500                        (1,464,500)
Increase in miscellaneous receivable                                                       (200,000)
Decrease in Due from Officers                             (25,000)                          (25,120)
Depreciation and Amortization                                                                 2,613
Stock issued to retire debt / services                    155,280                         2,092,325
Increase (Decrease) in Accounts Payable                    (1,500)       (1,500)            (37,074)
Increase (Decrease) in Accrued Payroll Taxes              (10,542)         (546)                  8
Increase (Decrease) in Accrued Expenses                      (456)                           38,000
Decrease (increase) in Deposits                                                             (16,973)
Decrease (increase) in Accounts Receivable                                                    2,998
Decrease in Inventory and Assets                                                             20,100
      Total adjustments                                   153,282        (2,046)            412,377
                                                        --------------------------------------------

Net cash provided by operating activities               ($324,422)     ($25,645)        ($2,054,539)
                                                        ============================================


The following notes are an integral part of these statements.



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                       THREE MONTHS ENDED MARCH 31, 1997


                                                                                              Total
                                                                                             Stock-
                                                              Additional                     holders'
                                                    Common     Paid-in      Accumulated      Equity
                                                    Stock      Capital        Deficit       (Deficit)
                                                    ------    ----------    -----------    -----------

Balance at December 31 ,1995                         2,995     1,794,004    (1,847,362)       (50,363)

Issuance of DPI Additional Paid in Capital
 for $2.00 per share                                    10        19,990                       20,000

Issuance of subsidiary stock                                      10,000                       10,000

Issuance of shares of $.001 par value                   47           (47)

Issuance of shares of $.001 par value for
 contract services                                     284       213,278                      213,562

Issuance of shares of $.001 par value in
 payment of loan                                       227       299,773                      300,000

Issuance of shares of $.001 par value for
 prepaid advertising                                 1,136     1,498,864                    1,500,000

Reclassification of issuance of stock for
 prepaid advertising as a reduction from
 equity                                                       (1,464,500)                 ($1,464,500)

Issuance of shares of $.001 par value at
 $1.32 per share                                       775       942,845                      943,620

Issuance of shares of $.001 par value for
 subsidiary stock                                      468          (468)

Issuance of shares of $.001 par value at
 $2.00 per share                                       150       299,850                      300,000

Loss from development for the year ended
 December 31, 1996                                                          (1,062,758)    (1,062,758)
                                                    -------------------------------------------------

Balance at December 31, 1996                         6,092     3,613,589    (2,910,120)       709,561
                                                    =================================================

Issuance of shares of $.001 par value in
 consulting service                                 $  100    $  149,900                      150,000

Stock subscription receivable                                 $    5,280                        5,280

Loss from development for the three months
 ended March 31, 1997                                                         (477,704)      (477,704)

Balance at March 31, 1997                           $6,192     3,768,769    (3,387,824)       387,137
                                                    =================================================


The accompanying notes are an integral part of these statements.



                   UNAUDITED INTERIM FINANCIAL INFORMATION


                            IMSCO TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            March 31, 1997 and 1996


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing , Inc.(BEST)(the subsidiaries) were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of March 31, 1997 and March 31, 1996 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

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

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

EARNINGS (LOSS) PER SHARE

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

Minimum future lease payments under these noncancelable operating leases as of December 31, 1996 are as follows:

Year ending December 31:

               1997                           $78,757
               1998                            78,757
               1999                            78,757
               2000                            78,757
               2001                            78,757
               2002                             6,548

Rental expense for the above lease was $11,566 for the three months ended March 31, 1997.

The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these noncancelable operating leases as of December 31, 1996 are as follows:

               1997                           $14,676
               1998                            14,676
               1999                            11,045

Rental expense for the above leases was $7,949 and $0 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3   FEDERAL AND STATE INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carryfowards for federal income tax purposes which expire as follows:

               2000                           $    4,180
               2001                              181,180
               2002                              233,280
               2003                               88,125
               2004                               70,850
               Thereafter                      2,023,140
                                              ----------
                                              $2,609,755
                                              ==========

The deferred tax asset from the benefit of the losses is $391,460 and $277,050 for the year ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

As of December 31, 1996, the Company had net operating loss carry-forwards for state income tax purposes which expire as follows:

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

State excise tax expense amounted to $0 and $0 for the three months ended March 31, 1997 and 1996, respectively.

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

The 150,000 shares were reported on the Consolidated Statement of Stockholders' Equity grouped with the 197,000 shares that were issued at par value. The Company is evaluating the need to reclassify the shares previously issued at par value and increase interest expense by the fair market value of the issue date. Revised financial statements will be submitted.

On September 20, 1996, the Company entered into the Media Purchase Agreement with Proxhill Marketing Ltd., wherein Proxhill Marketing Ltd. agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing $1,136,364 shares of Comon Stock, representig a price of $1.32 per share. In connection with the private placement of the Shares of Hampton Tech Partners II, LLC,Hampton Tech Partners and Proxhil Marketing Ltd., First Capital Investments, Inc. a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received 242,272 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per share exercisable over a period ending July 31, 2001. For advertising and marketing services rendered to the Company in 1996 and 1997, Proxhill marketing Ltd. Also received 127,262 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. As of December 31, 1996, the registration statement for the Class A Warrant Common Stock and Class D Warrant Common Stock had not been declared effective.

In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf products, Inc. shares. In 1996, mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. share for 1.00 Decaf Products, Inc. share. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the pne year Anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31,1996, with the shares vesting and being issued on January 1, 1997. In 1996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock in exchange for shares of Common Stock in Decaf Products, Inc. (DPI) based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 DecafProducts, Inc. shares, which shares will vest on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 shares for a price of $1.32, exercisable over a period ending December 31,1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Victor Bauer, a director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500 and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Abramson for the Company.

During the year ended December 31, 1995, a director of the Company, David E. Fleming, Esquire was also a partner with Campbell and Fleming , P.C., a law firm which provides certain services for the Company. As of July 31, 1995, David E. Fleming had resigned as director of the Company.

The total balance of the Due from officer account relates to advances paid to corporate officers for expenses incurred not directly related to the operation of the Company. The balance owed to the Company was $25,000 and $530 at March 31, 1997 and March 31, 1996, respectively.

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

On September 20, the Company entered into the Hughes marketing Agreement for certain large institutional marketing of the Decaffeination System. Hughes is a privately held corporation, based in Traverse City, Michigan, and is one of the larger marketers of institutional coffee making equipment and supplies in North America. The Company agreed that Hughes will have the exclusive reght to sell the DECAFFOMATIC to so-called "large institution" coffeemaker market in North American for a period of three years. The "large institutional" marketplace is dominated by major hotel chains and major restaurant and fast-food chains. In exchange for these exclusive rights, Hughes agreed to sell or purchase from the Company a minimum $3 million worth of units for the first year, $5 million worth of units for the second year and $7 million worth of units the third year.

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

Grow Marketing Services ("GROW") is no longer involved with providing media services to the Company. The Company owns the media credits and they can and will be used to finance the introduction and initial product advertising and marketing support for the Decaffomatic products in the United States and Canada or sold by December 31, 1997. The prepaid media credits are a salable asset to the Company. If the media credits are sold at a discount, the write-down will be reflected in the period that it is determined.

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

Under the NEWCO Agreement, the Company sells units of the Decaffeination System to NEWCO for a net price to the Company. The Company anticipates that the price to be paid NEWCO, which is still being finalized until the final working and commercial ready components are established, will be in the range of approximately $20 per unit for small OCS type users, ranging to $200 for large, high volume institutional coffee brewers. NEWCO takes the Decaffeination System and in turn incorporates it into its coffeemakers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. In addition to other legal remedies, the parties can terminate the NEWCO Agreement if NEWCO ails to make the specified minimum number of Decaffeination System purchases.

NOTE 8   GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net Loss of $477,704 during the three month ended March 31, 1997. The significant operating loss as well as the uncertainty conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   DEVELOPMENT STAGE ENTERPRISE:

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $2,766,916 for the period July 7, 1992 through March 31, 1997.

NOTE 10  ADVERTISING:

The costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 1997 and 1996, the advertising expense was $39,050 and $0, respectively.

NOTE 11  EMPLOYEE INCENTIVE STOCK OPTIONS:

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion; there are currently three employees so designated. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be execisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the options is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of March 31, 1997, an option to purchase 100,000 shares of common stock at $1.5 per share was issued and outstanding.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMSCO TECHNOLOGIES, INC.
                                       By: /s/ Sol L. Berg
                                               Sol L. Berg, President
                                       Date April 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sol L. Berg
    Sol L. Berg, President and Director
    Date: April 28, 1997

/s/ Alan Waldman
    Dr. Alan Waldman, Vice President and Director
    Date: April 28, 1997

/s/ Gloria Berg
    Gloria Berg, Secretary-Treasury
    Date: April 28, 1997

----------------------------------
    James G. Yurak, Director
    Date: April 28, 1997

/s/ Scott Robinson
    Scott Robinson, Director
    Date: April 28, 1997

----------------------------------
    Victor, Bauer, Director
    Date: April 28, 1997