Form 10QSB/A
period 1997-06-30
IMSCO INC /MA/
filed 1997-10-30
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB/A


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1997
                               ---------------

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

                           Yes  [X]     No  [ ]

      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   6,267,425.
                                                   ------------



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                                 BALANCE SHEET
                          AS OF JUNE 30, 1997 AND 1996

                                                               1997           1996
                                                            ----------     ----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   93,018     $    4,258
  Treasury securities                                                0              0
  Advance-tax withholdings                                       4,295              0
  Prepaid payroll tax                                              941              0
  Prepaid advertising                                                0              0
                                                            -------------------------
  TOTAL CURRENT ASSETS                                          98,254          4,258
                                                            -------------------------

FIXED ASSETS
  Property and equipment                                       138,064         76,672
  Leasehold improvements                                         5,845          4,900
  Accumulated depreciation                                     (78,246)       (78,246)
                                                            -------------------------
  NET FIXED ASSETS                                              65,663          3,326
                                                            -------------------------

ORGANIZATION COSTS NET OF AMORTIZATION                                            100
DEPOSITS                                                        21,648            390
DUE FROM OFFICERS                                               25,000              0
OTHER ASSETS                                                       100              0
                                                            -------------------------

TOTAL ASSETS                                                $  210,664     $    8,074
                                                            =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   24,377     $   49,927
  Loan from officer                                                  0          9,570
  Accrued expenses                                              38,000          8,372
  Accrued payroll taxes                                              8              0
                                                            -------------------------

TOTAL CURRENT LIABILITIES                                       62,385         67,869
                                                            -------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock-authorized 15,000,000 shares at
   $.001 par value; 6,267,425 shares issued
   and outstanding at June 30, 1997.                             6,267          3,000

  Additional paid-in capital                                 3,918,694      1,823,999
  Deficit Accumulated:
  Developments stage                                        (3,155,774)    (1,265,886)
  Discontinued operations                                     (620,908)      (620,908)
                                                            -------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           148,279        (59,795)
                                                            -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  210,664     $    8,074
                                                            =========================


The following notes are an integral part of these statements.


                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 AND
                     CUMULATIVE AMOUNTS FROM JULY 9, 1992
         (inception of the current development stage) TO JUNE 30, 1997

                                                                       Cumulative amounts
                                                                          from current
                                              1997          1996       development stage
                                            ---------     --------     ------------------

Development Expense                         $  40,751     $ 10,218        $   237,614

Salaries and Wages                            100,000            0            345,849

Officer Salaries                               72,500            0            405,569

Payroll Taxes                                  19,702            0             74,972

Outside Labor                                   7,090            0            127,440

Professional Services                         432,752        2,500            966,297

Rent                                           32,312        7,225            112,310

Insurance                                      17,796        6,828             72,634

Travel and Business Meeting                    25,941        3,012             92,483

Auto Expense                                      739          683             25,031

Telephone and Utilities                         9,026        2,970             42,723

Office Expense                                 10,844        2,100             51,091

Equipment Rental                               14,217            0             22,562

Contribution                                        0          375                410

Corporate Fees                                 13,602        1,762             54,207

Advertising                                    39,075            0             40,500
                                            -----------------------------------------

TOTAL GENERAL, ADMINISTRATIVE AND
 DEVELOPMENT EXPENSE                          836,347       37,673          2,671,692

OTHER INCOME (EXPENSE)
Dividend and Interest Income                    4,345            0             10,437
Interest Expense                                    0       (1,759)            (9,047)
Loss on sale of fixed assets                  (34,000)    --------            (34,000)
                                            ---------                     -----------

LOSS BEFORE INCOME TAXES                     (866,002)     (39,432)        (2,704,302)
Provision for Income Tax                         (560)           0             (1,472)
                                            -----------------------------------------
NET LOSS FROM DEVELOPMENT                    (866,562)     (39,432)        (2,705,774)

LOSS FROM DISCONTINUED OPERATIONS                   0            0                 --

NET LOSS                                    $(866,562)    $(39,432)       $(2,705,774)
                                            =========================================

LOSS PER SHARE                              $   (0.14)    $  (0.01)


The accompanying notes are an integral part of these statements.


                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF OPERATIONS
              FOR THE SECOND QUARTER ENDED JUNE 30, 1997 AND 1996

                                          1997          1996
                                        ---------     --------

Development Expense                     $   3,431     $    652

Salaries and Wages                         51,417            0

Officer Salaries                           34,584            0

Payroll Taxes                               7,620            0

Outside Labor                               7,090            0

Professional Services                     197,388            0

Rent                                       17,134        3,613

Insurance                                  10,315        3,561

Travel and Business Meeting                 9,831        2,084

Auto Expense                                  298          235

Telephone and Utilities                     2,863        1,488

Office Expense                              3,180        1,481

Equipment Rental                            6,268            0

Contribution                                    0            0

Corporate Fees                              3,954          960

Advertising                                    25            0
                                        ----------------------

TOTAL GENERAL, ADMINISTRATIVE AND
 DEVELOPMENT EXPENSE                      355,398       14,074

OTHER INCOME (EXPENSE)
Dividend and Interest Income                1,100            0
Interest Expense                                0       (1,759)
Loss on sale of fixed assets              (34,000)    --------
                                        ----------

LOSS BEFORE INCOME TAXES                 (388,298)     (15,833)
Provision for Income Tax                     (560)           0
NET LOSS FROM DEVELOPMENT                (388,858)     (15,833)
                                        ----------------------

LOSS FROM DISCONTINUED OPERATIONS               0            0

NET LOSS                                $(388,858)    $(15,833)
                                        ======================

LOSS PER SHARE                          $   (0.06)    $  (0.01)


The following notes are an integral part of these statements.



                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                 (inception of the current development stage)

                                                                                             Cumulative Amounts
                                                                                                from current
                                                                    1997          1996       development stage
                                                                  ---------     --------     ------------------

Cash flows from operating activities:
  Cash received from dividends and interest                       $   4,345                     $    10,437
  Cash received from customers                                           72                          57,076
  Cash received from research and testing                                                             8,187
  Cash received from unemployment taxes                                 541                             711
  Cash received from travel reimbursements
  and other rebates                                                                                     938
  Cash received from employee group health insurance                  2,725                           2,725
  Cash paid to suppliers and employees                             (345,199)     (43,946)        (2,147,707)
                                                                  -----------------------------------------
      Net cash provided by operating activities                    (337,516)     (43,946)        (2,067,632)

Cash flows from investing activities:
  Prepaid research testing                                                                           (7,734)
  Purchase of Fixed Assets                                          (41,345)                       (119,883)
  Sale of Fixed Assets                                               21,000                          21,000
                                                                  ---------                     -----------
      Net cash provided by investing activities                     (20,345)           0           (106,617)

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Interim loan financing                                                           9,570            385,000
  Proceeds from issuance of common stock                                          30,000          1,896,376
                                                                                ---------------------------
      Net cash provided by financing activities                           0       39,570          2,281,376

Net Increase in cash and cash equivalents                          (357,861)      (4,376)           107,127
Cash and cash equivalents at beginning of period                    450,879        8,634            (14,107)
Cash and cash equivalents at end of period                        $  93,018     $  4,258        $    93,020
                                                                  =========================================

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Loss                                                          $(866,562)    $(39,432)       $(2,855,774)

Decrease (increase) in Prepaid Advertising                           35,500                          35,500
Decrease (Increase) in miscellaneous receivable                      (5,235)                       (205,235)
Decrease (increase) in Due from Officers                            (25,000)         530            (25,120)
Decrease (increase) in Advance-Consultant                           200,000                         200,000
Depreciation and Amortization                                                                         2,613
Stock issued to retire debt / services                              305,280                         742,325
Increase (decrease) in Accounts Payable                              (4,500)      (3,000)           (40,074)
Increase (decrease) in Accrued Payroll Taxes                        (10,542)      (2,044)                 8
Increase (Decrease) in Accrued Expenses                                (456)                         38,000
Decrease (increase) in Deposits                                                                     (16,973)
Decrease (increase) in Accounts Receivable                                                            2,998
Decrease in Inventory and Assets                                                                     20,100
Loss on sale of faxed assets                                         34,000                          34,000
                                                                  -----------------------------------------
      Total adjustments                                             529,047       (4,514)           788,142
                                                                  -----------------------------------------

Net cash provided by operating activities                         $(337,516)    $(43,946)       $(2,067,632)
                                                                  =========================================


The following notes are an integral part of these statements.




                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                            STATEMENT OF CASH FLOWS
              FOR THE SECOND QUARTER ENDED JUNE 30, 1997 AND 1996



                                                                      1997          1996
                                                                    ---------     --------

Cash flows from operating activities:
  Cash received from dividends and interest                         $   1,100
  Cash received from customers                                             72
  Cash received from research and testing
  Cash received from unemployment taxes                                   541
  Cash received from travel reimbursements
  and other rebates
  Cash received from employee group health insurance                    2,725
  Cash paid to suppliers and employees                                (22,740)    $(18,301)
                                                                    ----------------------
      Net cash provided by operating activities                       (13,093)     (18,301)

Cash flows from investing activities:
  Prepaid research testing                                                  0
  Purchase of Fixed Assets                                             (2,116)
  Sale of Fixed Assets                                                 21,000
                                                                    ----------------------
      Net cash received from investing activities                      18,884            0

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Interim loan financing                                                             9,570
  Proceeds from issuance of common stock                                            10,000
                                                                                  --------
      Net cash provided by financing activities                             0       19,570

Net Increase in cash and cash equivalents                               5,791        1,268
Cash and cash equivalents at beginning of the second quarter           87,228        2,990
Cash and cash equivalents at end of the second quarter              $  93,018     $  4,258
                                                                    ======================


RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Loss                                                            $(388,858)    $(15,833)

Decrease (increase) in Prepaid Advertising
Decrease (increase) in miscellaneous receivable                       194,765
Decrease in Due from Officers                                                          530
Depreciation and Amortization
Stock issued to retire debt / services                                150,000
Increase (Decrease) in Accounts Payable                                (3,000)      (1,500)
Increase (Decrease) in Accrued Payroll Taxes                                        (1,498)
Increase (Decrease) in Accrued Expenses
Decrease (increase) in Deposits
Decrease (increase) in Accounts Receivable
Decrease in Inventory and Assets
Loss on sale of Fixed Assets                                                        34,000
      Total adjustments                                               375,765       (2,468)
                                                                    ----------------------

          Net cash provided by operating activities                 $ (13,093)    $(18,301)
                                                                    ======================


The following notes are an integral part of these statements.


                           IMSCO TECHNOLOGIES, INC.
                        a development stage enterprise
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                        SIX MONTHS ENDED JUNE 30, 1997


                                                                                            Total
                                                                                            Stock-
                                                          Additional                       holders'
                                               Common      Paid-in       Accumulated        Equity
                                               Stock       Capital         Deficit         (Deficit)
                                               ------     ----------     ------------     -----------

Balance at December 31 ,1995                   $2,995     $1,794,004     $(1,847,362)     $   (50,363)

Issuance of DPI Additional Paid in
 Capital for $2.00 per share                       10         19,990                           20,000

Issuance of subsidiary stock                                  10,000                           10,000

Issuance of shares of $.001 par value              47            (47)

Issuance of shares of $.001 par value
 for contract services                            284        213,278                          213,562

Issuance of shares of $.001 par value
 in payment of loan                               227        299,773                          300,000

Issuance of shares of $.001 par value
  for prepaid advertising                       1,136      1,498,864                        1,500,000

Reclassification of issuance of stock
 for prepaid advertising as a reduction
 from equity                                              (1,464,500)                      (1,464,500)

Issuance of shares of $.001 par value
 at $1.32 per share                               775        942,845                          943,620

Issuance of shares of $.001 par value
 for subsidiary stock                             468           (468)

Issuance of shares of $.001 par value
 at $2.00 per share                               150        299,850                          300,000

Loss from development for the year
 ended December 31, 1996                                                  (1,062,758)      (1,062,758)
                                               ------------------------------------------------------

Balance at December 31, 1996                    6,092      3,613,589      (2,910,120)         709,561
                                               ======================================================

Issuance of shares of $.001 par value
 in consulting service                            100        149,900                          150,000

Stock subscription receivable                                  5,280                            5,280

Loss from development for the three
 months ended March 31, 1997                                                (477,704)        (477,704)

Balance at March 31, 1997                       6,192      3,768,769      (3,387,824)         387,137

Issuance of shares of  $.001 par value
 at $2.00 per share for consulting                 75        149,925                          150,000

Loss from development for the period
 April 1 through June 30, 1997                                                (388,858)      (388,858)

Balance at June 30, 1997                       $6,267     $3,918,694       $(3,776,682)   $   148,279
                                               ======================================================


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

There are 15,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized, of which 6,267,425 and 0, respectively are issued and outstanding at June 30, 1997.

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

The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these non-cancelable operating leases as of December 31, 1996 are as follows:

               1997                            $14,676
               1998                             14,676
               1999                             11,045

Rental expense for the above leases was $14,217 and $0 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 3   FEDERAL AND STATE INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes which expire as follows:

               2000                            $    4,180
               2001                               181,180
               2002                               233,280
               2003                                88,125
               2004                                70,850
               Thereafter                       2,032,140
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

The 150, 000 shares were reported on the Consolidated Statement of Stockholders' Equity grouped with the 197,000 shares that were issued at par value. The Company is evaluating the need to reclassify the shares previously issued at par value and increase interest expense by the fair market value of the stock at the issue date.
Revised financial statements will be submitted.

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

NOTE 6   NONMONETARY TRANSACTION:

During the six months ended June 30, 1997, the Company issued 175,000 shares of common stock for consulting service received, valued at $300,000.

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

NOTE 8   GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net Loss of $866,562 during the six month ended June 30, 1997. The significant operating loss as well as the uncertainty conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   DEVELOPMENT STAGE ENTERPRISE:

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $2,705,774 for the period July 7, 1992 through June 30, 1997.

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

NOTE 12  CONTINGENCIES:

Edmund Abramson v. Imsco Technologies, Inc., Case No. 97-12340 CA23, Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. In May 1997, the Company terminated the Consulting Agreement of Edmund Abramson, then a business consultant the Company, alleging cause for such termination. In June 2997, the Company was served with a complaint filed by Edmund Abramson alleging breach of contract and claiming damages of $400,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in this case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.

WRA Consulting, Inc. v. Imsco Technologies, Inc., Case No. 97-12336 CA21, Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. In May 1997, the Company terminated the Consulting Agreement of WRA Consulting, Inc., then a financial consultant to the Company, alleging cause for such termination. In June 1997, the Company was served with a complaint filed by WRA Consulting, Inc. alleging breach of contract, for among other reasons, failure of the Company to deliver 150,000 registered shares of common stock and 150,000 warrants to purchase common stock to WRA Consulting, Inc., and claiming damages on account thereof in the amount of $800,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in thes case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMSCO TECHNOLOGIES, INC.
                                        By: /s/ Sol L. Berg
                                            ----------------------------------
                                                Sol L. Berg, President
                                        Date July 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sol L. Berg
-------------------------------------------------
    Sol L. Berg, President and Director
    Date: July 24, 1997

/s/ Alan Waldman
-------------------------------------------------
    Dr. Alan Waldman, Vice President and Director
    Date: July 24, 1997

/s/ Gloria Berg
-------------------------------------------------
    Gloria Berg, Secretary-Treasury
    Date: July 24, 1997

-------------------------------------------------
    James G. Yurak, Director
    Date: July 24, 1997

/s/ Scott Robinson
-------------------------------------------------
    Scott Robinson, Director
    Date: July 24, 1997

-------------------------------------------------
    Victor, Bauer, Director
    Date: July 24, 1997