Form 10KSB/A
period 1996-12-31
IMSCO INC /MA/
filed 1997-11-14
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               FORM 10-KSB/A1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number 0-24520

                          IMSCO TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                04-3021770
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 40 Bayfield Drive, North Andover, MA                     01845
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (978) 689-2080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


[X]   Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10K or any amendment to this Form 10K.

[ ] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
      Yes  [X]  No  [ ]

      The aggregate market value of common stock held by nonaffiliates on December 31, 1996 was $7,708,208.

      The number of shares of the Registrant's common stock outstanding on December 31, 1996 was 6,092,425.



                          IMSCO TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                      (A Development Stage Enterprise)

                            FINANCIAL STATEMENTS
                      As of December 31, 1996 and 1995


         [FORM OF LETTERHEAD OF GORDON, HARRINGTON & OSBORNE, P.C.]

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,062,758 during the year ended December 31, 1996. As discussed in Notes 1, 8 and 9, the Company has suffered continuing losses from now discontinued losses and development stage operations. The continuing losses raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 15 to the financial statements, the Company has corrected an error in the accounting for common stock and prepaid advertising credits.

                                       /s/ Gordon, Harrington & Osborn, PC

North Andover, MA
April 2, 1997
(Except as to Note 14 which is as of May 28, 1997 and Note 15 which is as of November 6, 1997)


                  IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                      (A Development Stage Enterprise)
                         CONSOLIDATED BALANCE SHEET
                      As of December 31, 1996 and 1995

                                                      1996              1995
                                                      ----              ----

Current assets:
  Cash and cash equivalents                       $    450,880      $      8,634
  Miscellaneous receivable                             200,000
                                                  ------------------------------
      Total current assets                             650,880             8,634
                                                  ------------------------------

Property and equipment:
  Equipment & furniture                                151,717            76,672
  Leasehold improvements                                 5,845             4,900
  Less accumulated depreciation                        (78,246)          (78,246)
                                                  ------------------------------
      Net property & equipment                           79,316            3,326
                                                  ------------------------------

Other assets:
  Organization costs, net of amortization of
   $28,060                                                  100              100
  Deposits                                               21,648              390
  Due from officer                                                           530
                                                    ----------------------------
      Total other assets                                 21,748            1,020
                                                    ----------------------------
      Total assets                                  $   751,944      $    12,980
                                                    ============================

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                  $    28,877      $    52,927
  Accrued payroll taxes                                  10,550            2,044
  Accrued expenses                                       38,456            8,372
                                                    ----------------------------
      Total current liabilities                          77,883           63,343
                                                    ----------------------------

Minority interest                                           -0-              -0-

Stockholders' equity (deficit):
  Common stock, par value $.001 per share,
   15,000,000 shares authorized; 6,092,425 issued
   and outstanding and 3,000,000 shares authorized;
   2,994,839 issued and outstanding, respectively         6,092            2,995

  Preferred stock, par value $.001 per share,
   1,000,000 shares authorized, -0- shares issued
   and outstanding                                            0                0

  Additional paid-in capital                          5,078,089        1,794,004

  Less:  Prepaid advertising credits receivable      (1,500,000)

  Accumulated deficit:
    Development stage                                (2,289,212)      (1,226,454)
    Discontinued operations                            (620,908)        (620,908)
                                                    ----------------------------
      Total accumulated deficit                      (2,910,120)      (1,847,362)
                                                    ----------------------------
      Total stockholders' equity (deficit)              674,061          (50,363)
                                                    ----------------------------

      Total liabilities and stockholders equity
       (deficit)                                    $   751,944      $    12,980
                                                    ============================

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

                                                                Cumulative Amounts
                                                                  from current
                                                                   development
                                     1996             1995            stage
                                     ----             ----      ------------------

Operating expenses:
  Development expense             $    53,838      $   30,759      $  196,863
  Salaries and wages                   42,087          82,645         245,849
  Officers' salaries                   61,375         110,458         333,069
  Payroll taxes                        10,006          20,407          55,270
  Outside labor                                                       120,350
  Professional services               458,483         116,434         683,545
  Public relations                      1,800                           1,800
  Rent                                 22,470          15,088          79,998
  Insurance                            22,344          12,553          54,838
  Travel & business meetings           35,222           8,754          66,542
  Auto expense                          3,716           2,580          24,292
  Telephone & utilities                 9,199           4,226          33,697
  Office expense                       25,905           3,468          40,247
  Equipment rental                      4,883                           8,345
  Contributions                                                            35
  Corporate fees                        6,496           1,328          40,605
                                  -------------------------------------------
      Total operating expenses        757,824         408,700       1,985,345

Other income (expense):
  Interest & dividend income            3,022           3,070           6,092
  Interest expense                   (307,500)              0        (309,047)
                                  -------------------------------------------

Loss before provision for income
 taxes                             (1,062,302)       (405,630)     (2,288,300)

Provision for income taxes               (456)           (456)           (912)
                                  -------------------------------------------

Net loss from development          (1,062,758)       (406,086)    $(2,289,212)
                                                                  ===========

Accumulated deficit-development
 stage at beginning of year        (1,226,454)       (820,368)
                                  ---------------------------

Accumulated deficit-development
 stage at end of year              (2,289,212)     (1,226,454)
                                  ---------------------------

Accumulated deficit-discontinued
 operations                          (620,908)       (620,908)
                                  ---------------------------
     Total accumulated deficit    $(2,910,120)    $(1,847,362)
                                  ===========================

Net loss per common share         $      (.32)    $      (.14)
                                  ===========================

Weighted average number of
 shares outstanding                 3,274,954       2,899,790
                                  ===========================

        See accompanying notes to consolidated financial statements.


                  IMSCO TECHNOLOGIES, INC. and SUBSIDIARIES
                      (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Years Ended December 31, 1996 and 1995 and Cumulative Amounts from July 9, 1992 (inception of the current development stage)

                                                                                       Cumulative Amounts
                                                                                          from current
                                                                                          development
                                                           1996             1995             stage
                                                           ----             ----       ------------------

Cash flows for operating activities:
  Cash received from dividends and interest             $     3,022      $    3,070       $     6,092
  Cash received from customers                                                                 57,004
  Cash received from research and testing                                                       8,187
  Cash received from unemployment taxes                                                           170
  Cash received from travel reimbursements
   and other rebates                                                            408               938
  Cash  paid to suppliers and employees                    (758,406)       (320,126)       (1,802,508)
                                                        ---------------------------------------------
     Net cash used by operating activities                 (755,384)       (316,648)       (1,730,117)
                                                        ---------------------------------------------

Cash flows form investing activities:
  Prepaid Research Testing                                                                     (7,734)
  Purchase of Fixed Assets                                  (75,990)                          (78,538)
                                                        ---------------------------------------------

     Net cash provided (used) by investing activities       (75,990)                          (86,272)
                                                        ---------------------------------------------

Cash flows from financing activities:
  Interim Loan financing                                    300,000                           385,000
  Proceeds from issuance of common stock                    973,620         162,000         1,896,376
                                                        ---------------------------------------------
     Net cash provided by financing activities            1,273,620         162,000         2,281,376
                                                        ---------------------------------------------

Net increase (decrease) in cash and  cash equivalents       442,246        (154,648)          464,987
Cash and cash equivalents at beginning of year                8,634         163,282           (14,107)
                                                        ---------------------------------------------
Cash and cash equivalents at end of year                $   450,880      $    8,634       $   450,880
                                                        =============================================

      RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net loss                                                $(1,062,758)     $(406,086)       $(2,289,212)
                                                        ---------------------------------------------
Increase in miscellaneous receivable                       (200,000)                         (200,000)
Decrease in Due from Officers                                   530                              (120)
Depreciation and amortization                                                                   2,613
Contract Services paid with common stock                    213,562        107,013            437,045
Interest paid with common stock                             300,000                           300,000
Increase (decrease) in accounts payable                     (24,050)       (14,798)           (35,574)
Increase (decrease) in accrued payroll taxes                  8,506        (11,399)            10,550
Increase in accrued expenses                                 30,084          8,372             38,456
Decrease (increase) in deposits                             (21,258)           150            (16,973)
Decrease in accounts receivable                                                                 2,998
Decrease in inventory and assets                                               100             20,100
                                                        ---------------------------------------------
    Total adjustments                                       307,374         89,438            559,095
                                                        ---------------------------------------------

Net cash used by operating activities                   $  (755,384)     $(316,648)       $(1,730,117)
                                                        =============================================

        See accompanying notes to consolidated financial statements.


                          IMSCO TECHNOLOGIES, INC.
                      (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                                                                             Total
                                                       Additional                         Prepaid            Stockholders'
                                           Common      Paid-in          Accumulated       Advertising        Equity
                                           Stock       Capital          Deficit           Receivable         (Deficit)
                                           ------      ----------       -----------       -----------        -------------

Balance at December  31, 1994              $2,751      $1,525,235       $(1,441,276)                         $    86,710

Issuance of shares of $.001 par
 value for $1.25 per share                     97         120,403                                                120,500

Issuance of shares  of $.001 par
 value for contract  services performed       119         106,894                                                107,013

Issuance of shares  of $.001 par
 value for 1.55 per  share                     11          16,989                                                 17,000

Issuance of shares  of $.001 par
 value for $1.50 per  share                    17          24,483                                                 24,500

Loss from development for the year
 ended December  31, 1995                                                  (406,086)                            (406,086)
                                           -----------------------------------------------------------------------------
Balance at December  31, 1995               2,995       1,794,004        (1,847,362)                             (50,363)

Issuance of subsidiary stock                               10,000                                                 10,000

Issuance of shares of $.001 par value
 for $2.00 per share                           10          19,990                                                 20,000

Issuance of shares of $.001 par value          47             (47)

Issuance of shares of $.001 par value
 in connection with loan                      150         299,850                                                300,000

Issuance of shares of $.001 par value
 for contract services                        284         213,278                                                213,562

Issuance of shares of $.001 par value
 in payment of loan                           227         299,773                                                300,000

Issuance of shares of $.001 par value
 for prepaid advertising                    1,136       1,498,864                         $(1,500,000)                 0

Issuance of shares of $.001 par value
 at $1.32 per share                           775         942,845                                                943,620

Issuance of shares of .001 par value
 for subsidiary stock                         468            (468)

Loss from development for the year
 ended December 31, 1996                                                 (1,062,758)                          (1,062,758)
                                           -----------------------------------------------------------------------------
Balance at December 31, 1996               $6,092      $5,078,089       $(2,910,120)      $(1,500,000)       $   674,061
                                           =============================================================================

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

      The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these noncancelable operating leases as of December 31, 1996 are as follows:

            1997                              $14,676
            1998                               14,676
            1999                               11,045

      Rental expense for the above leases was $4,883 for the year ended December 31, 1996.

3.    Federal and State Income Taxes:

      As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes which expire as follows:

            2000                              $      4,180
            2001                                   181,180
            2002                                   233,280
            2003                                    88,125
            2004                                    70,850
            Thereafter                           2,332,140
                                                ----------
                                                $2,909,755
                                                ==========

      The deferred tax asset from the benefit of the losses is $436,400 and $277,050 for the years ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

      As of December 31, 1996, the Company had net operating loss carryforwards for state income tax purposes which expire as follows:

            1997                              $   259,185
            1998                                   40,825
            1999                                  513,690
            2000                                  405,630
            2001                                1,062,300
                                               ----------
                                               $2,281,630
                                               ==========

      The deferred tax asset from the benefit of the losses is $216,750 and $115,800 for the years ending December 31, 1996 and 1995, respectively which is offset by an equivalent reserve account each year.

      State excise tax expense amounted to $456 for the years ended December 31, 1996 and 1995.

4.    Related Party Transactions:

      In August 1996, Hampton Tech Partners, LLC acquired $300,000 in promissory notes from the Company and 150,000 shares of Common Stock for the total consideration of $300,000. There was effectively $300,000 of interest expense recognized on this loan as the value of the common stock issued. On September 20, 1996, the Company entered into a Purchase Agreement with Hampton Tech Partners II, LLC wherein Hampton Tech Partners II, LLC acquired 761,000 shares of Common Stock for $1,004,520 in cash or $1.32 per share. Private placement expenses of $77,400 were incurred during this transaction, reducing net cash proceeds to $927,120. Hampton Tech Partners II received 227,273 shares in repayment of the $300,000 promissory notes with Hampton Tech Partners, LLC and 129,151 shares in payment of private placement fees. Mr. Scott Robinson, a recently elected director of the Company, is a member of Hampton Tech Partners and Hampton Tech Partners II, LLC. Mr. Robinson's brother, Mr. Jeffrey Robinson is the sole shareholder of Hampton Partners Investments, Inc., the Managing Member of Hampton Tech Partners and Hampton Tech Partners II, LLC.

      On September 20, 1996, the Company entered into the Media Purchase Agreement with Proxhill Marketing Ltd., wherein Proxhill Marketing Ltd. Agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,364 shares of Common Stock, representing a price of $1.32 per share. (Notes 11 and 15). In connection with the private placement of the Shares of Hampton Tech Partners II, LLC, Hampton Tech Partners and Proxhill Marketing Ltd., First Capital Investments, Inc. a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received 242,272 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. For advertising and marketing services rendered to the Company in 1996 and 1997, Proxhill Marketing Ltd. also received 127,262 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. As of December 31, 1996, the registration statement for the Class A Warrant Common Stock and Class D Warrant Common Stock had not been declared effective.

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

      In April 1994, the Company entered into a "best efforts" placement letter agreement with D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH, a German investment company ("DH"), for 500,000 shares of common stock at a minimum of $.90 per share. This placement letter agreement was amended on August 29, 1994. DH also arranged the placement of another 80,000 shares of Common Stock as a supplement to the Regulation S placement. Mr. Dirk Hagee, a former director of IMSCO is the managing director and majority shareholder of DH.

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

7.    Nonmonetary Transactions:

      During the years ended December 31, 1996 and 1995, the Company issued common stock for services rendered based upon the fair market value of services received. The following summarizes the capital stock issued in lieu of cash for services received:

                                                                                Charged to Assets/
Description of            Shares         Common     Paid in        Charged      Liabilities/Equity
Service                   Issued         Stock      Capital        to Expense   Expense
--------------            ------         ------     -------        ----------   ------------------

1996
----
Prepaid adv.              1,136,364      1,136      1,498,864                   1,500,000
Loan repayment              227,273        227        299,773                     300,000
Loan interest               150,000        150        299,850      300,000
Finance consultants         140,000        140        202,660      202,800
Private placement fees      129,151        129           (129)
Legal fees                   15,000         15         10,747        5,138          5,624

Description of               Shares        Common     Paid in      Charged
Service                      Issued        Stock      Capital      to Expense
--------------               ------        ------     -------      ----------

1995
----
Research                     22,000        $22        $21,978      $22,000
Accounting & auditing        74,790        $75        $60,971      $61,046
Other professional            9,510        $10        $11,004      $11,014

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

9.    Going Concern:

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,062,758 during the year ended December 31, 1996. The significant operating loss as well as the uncertain conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

11.   Advertising

      The costs of advertising are expensed the first time the advertising takes place. There was no advertising expense for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, $1,500,000 and $
-0-, respectively, of advertising is reflected as a reduction of shareholders equity. (Note 15).

12.   Employee Incentive Stock Options

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to comply with the fair value based method of accounting prescribed by SFAS No. 123 for its employee stock option program.

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

      Stock options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be exercisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the option is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of December 31, 1996, an option to purchase 100,000 shares of common stock at $1.50 per share was exercisable. The weighted average fair value of the options granted during the year is $-0-.

13.   Stock Options

      In addition to the Stock Warrants described in Note F, the Company filed a registration statement for 50,000 shares of common stock issuable upon exercise of Class C Warrants exercisable at a price of $2.875 per share for a period ending on December 31, 1999. As of December 31, 1996 there were no Class C warrants outstanding and the registration statement for Class C warrant common stock had not been declared effective.

      The following summarizes the warrants and stock options of IMSCO:

                                                       Number of     Exercise Cost
                                                       Options/      Per Share of      Termination
Holder                           Description           Warrants      Common Stock      Date
------                           -----------           ---------     -------------     -----------

First Capital Investments       *Class A Warrants      242,272       1.45               7/31/01
Proxhill Marketing Ltd          *Class D Warrants      127,262       1.32               7/31/01
Vernon Oberholtzer            ***Stock options          10,000       1.32              12/31/99
DH Ver. Bet. MbH               **Warrants              116,000       0.90               8/29/99 (5 years after issuance)
Edmund Abramson               ***Employee Incentive
                                 stock options         100,000       1.50               5/14/01
WRA Consulting Inc.             *Class B Warrants      150,000       1.50              12/31/99
                                *Class C Warrants       50,000       2.875             12/31/99

<F*>  As of December 31, 1996, the registration statement for these securities had not been declared effective by the Security Exchange Commission

<F**> The warrants given to DH were awarded in 1994 at an option price which was the same as the price paid by purchasers of the placement it arranged.
      Therefore no compensation expense was recorded.

<F***>During 1996, there were two major sales of stock at a price of $1.32 per share. The option price of these two securities are the same or higher than the price per share of the two placements which is considered the fair value of the common stock. Therefore the fair value of these warrants and options are $-0- and compensation or consulting expense has not been recorded.

14.   Notes to Financial Statements

      Subsequent to our report dated April 2, 1997, certain facts came to our attention which required the revision of Notes 4 and 12 and additional disclosures described in Notes 13 and 14. The following summarizes the subsequent revisions and disclosures:

* Note 4 has been revised to indicate that Dick Hagee is a former director of IMSCO.
*     Note 12 includes additional information in compliance with (SFAS)
      No. 123.
*     Note 13 and 14 have been added.

      The above changes did not effect our opinion dated April 2, 1997 nor the accompanying financial statements.

15.   Financial Statement Correction

      In accordance with Staff Accounting Bulletin 4:E of the SEC, the $1,500,000 of prepaid advertising (Media) credits (Notes 4 and 11) are being reflected as a reduction of the stockholders equity section which originally were accounted for as a prepaid expense for the year ending December 31, 1996. The impact of this change was to reduce current assets, total assets and stockholders equity by $1,500,000. Also, in the debt transaction with Hampton Tech Partners, LLC referred to in Note 4 of the financial statements, the stock issued in consideration of interest has been accounted for at the fair market value of $300,000. This change had the effect of increasing the additional paid in capital and increasing the loss by the amount of $300,000 for the year ending December 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMSCO TECHNOLOGIES, INC.
                                       By:  /s/ Sol L. Berg
                                            -------------------------------
                                            Sol L. Berg

                                       Date:  November 12, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sol L. Berg
---------------------------------------
Sol L. Berg, President and Director

Date: November 12, 1997


/s/ Alan Waldman
---------------------------------------
Dr. Alan Waldman, Vice President
and Director

Date: November 12, 1997


/s/ Gloria Berg
---------------------------------------
Gloria Berg, Secretary-Treasury

Date: November 12, 1997


---------------------------------------
James G. Yurak, Director

Date:


/s/ Scott Robinson
---------------------------------------
Scott Robinson, Director

Date: November 12, 1997


---------------------------------------
Victor Bauer, Director

Date: