Form 10QSB
period 1997-09-30
IMSCO INC /MA/
filed 1997-11-14
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

Commission file number 0-24520

                          IMSCO TECHNOLOGIES, INC.
                   (Exact name of small business issuer as
                          specified in its charter)

                 Delaware                                04-3021770
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

        40 Bayfield Drive, North                           01845
         Andover, Massachusetts
(Address of principal executive offices)                 (Zip Code)

                               (508) 689-2080
                       (Registrant's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No   ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,307,925.



                          IMSCO TECHNOLOGIES, INC.

                                    INDEX

Part I - Financial Statements:

      Balance Sheets - September 30, 1997 and September 30, 1996           3

      Statement of Operations - For the Nine Months Ended                  4
      September 30, 1997 and September 30, 1996

      Statement of Cash Flows - For the Nine
      Months Ended September 30, 1997 and September 30, 1996               6

      Statement of Stockholders' Equity - For the Year
      Ended December 31, 1996 and the Nine Months
      Ended September 30, 1997                                             8

      Notes to Unaudited Financial Statements                              9

      Management's Discussion and Analysis or
      Plan of Operation                                                   18

      Part II - Other Information                                         22

      Signatures                                                          24


PART I - FINANCIAL INFORMATION

                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                                BALANCE SHEET
                      AS OF SEPTEMBER 30, 1997 AND 1996

                                              1997             1996
                                              ----             ----

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $    24,545      $    43,371
  Treasury securities                                   0                0
  TOTAL CURRENT ASSETS                             24,545           43,371
                                              ----------------------------

FIXED ASSETS
  Property and equipment                          138,061           76,672
  Leasehold improvements                            5,845            4,900
  Accumulated depreciation                        (78,246)         (78,246)
                                              ----------------------------
  NET FIXED ASSETS                                 65,660            3,326
                                              ----------------------------

ORGANIZATION COSTS NET OF AMORTIZATION                                 100
DEPOSITS                                            3,688            1,184

OTHER ASSETS                                          100                0
                                              ----------------------------

TOTAL ASSETS                                  $    93,993      $    47,981
                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $    80,719      $    42,440
  Loan from officer                                                  5,570
  Loan payable - FCI                                               300,000
  Accrued salaries                                 20,449
  Accrued expenses                                 38,000            8,372
  Accrued payroll taxes                            10,592            7,387
                                              ----------------------------

TOTAL CURRENT LIABILITIES                         149,759          363,769
                                              ----------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock-authorized 15,000,000
 shares at $.001 par value; 6,307,925 and
 3,249,839 shares issued and outstanding at
 September 30, 1997 and 1996, respectively          6,308            3,250

  Additional paid-in capital                    3,979,404        1,973,748
  Deficit Accumulated:
  Developments stage                           (3,420,570)      (1,671,878)
  Discontinued operations                        (620,908)        (620,908)
                                              ----------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (55,767)        (315,788)
                                              ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                              $    93,993      $    47,981
                                              ============================

        The following notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                           STATEMENT OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
      (inception of the current development stage) TO SEPTEMBER 30, 1997

                                                               Cumulative amounts
                                                               from current
                               1997             1996           development stage
                               ----             ----           ------------------

Development Expense            $    40,751      $  28,416      $   237,614

Salaries and Wages                 143,750         16,875          389,599

Officer Salaries                   113,750         10,625          446,819

Payroll Taxes                       24,456          2,104           79,726

Outside Labor                       12,940                         133,290

Professional Services              541,413        315,074        1,224,958

Rent                                36,285         10,838          116,283

Insurance                           29,928         11,036           84,766

Travel and Business Meeting         38,305         22,093          104,847

Auto Expense                           870          4,282           25,162

Telephone and Utilities             11,859          5,170           45,556

Office Expense                      11,809          7,569           52,057

Equipment Rental                    24,842              0           33,188

Contribution                             0            375              410

Corporate Fees                      14,330          9,211           54,935

Advertising                         39,075              0           40,500
                               -------------------------------------------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE          1,084,362        443,665        3,069,710

OTHER INCOME (EXPENSE)
Dividend and Interest Income         5,527              0           11,619
Interest Expense                         0                        (309,047)
Loss from termination of lease     (17,960                         (17,960)
Loss on sale of fixed assets       (34,000)        (1,759)         (34,000)
                               -------------------------------------------

LOSS BEFORE INCOME TAXES        (1,130,796)      (445,424)      (3,419,098)
Provision for Income Tax              (560)             0           (1,472)
                               -------------------------------------------
NET LOSS FROM DEVELOPMENT       (1,131,356)      (445,424)      (3,420,570)

LOSS FROM DISCONTINUED
 OPERATIONS                              0              0                -

NET LOSS                       $(1,131,356)     $(445,424)     $(3,420,570)
                               ===========================================

LOSS PER SHARE                 $     (0.18)     $   (0.14)

      The accompanying notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                           STATEMENT OF OPERATIONS
           FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997 AND 1996

                                                  1997           1996
                                                  ----           ----

Development Expense                                       0      $  18,198

Salaries and Wages                                   43,750         16,875

Officer Salaries                                     41,250         10,625

Payroll Taxes                                         4,754          2,104

Outside Labor                                         5,850              0

Professional Services                               108,661        312,574

Rent                                                  3,973          3,613

Insurance                                            12,132          4,208

Travel and Business Meeting                          12,364         19,081

Auto Expense                                            131          3,599

Telephone and Utilities                               2,833          2,200

Office Expense                                          965          5,469

Equipment Rental                                     10,626              0

Contribution                                              0              0

Corporate Fees                                          728          7,449

Advertising                                               0              0
TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                             248,016        405,995

OTHER INCOME (EXPENSE)
Dividend and Interest Income                          1,182              0
Interest Expense                                          0              0
Loss from termination of lease                      (17,960)
Loss on sale of fixed assets                              0

LOSS BEFORE INCOME TAXES                           (264,794)      (405,995)
Provision for Income Tax                                  0              0
NET LOSS FROM DEVELOPMENT                          (264,794)      (405,995)
                                                  ------------------------

LOSS FROM DISCONTINUED OPERATIONS                         0              0

NET LOSS                                          $(264,794)     $(405,995)
                                                  ========================

LOSS PER SHARE                                    $   (0.04)     $   (0.14)

      The following notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                           STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                (inception of the current development stage)

                                                                                            Cumulative Amounts
                                                                                            from current
                                                           1997              1996           development stage
                                                           ----              ----           ------------------

Cash flows from operating activities:
  Cash received from dividends and interest                $     5,527                      $    11,619
  Cash received from customers                                     134                           57,138
  Cash received from research and testing                          345                            8,532
  Cash received from unemployment taxes                            187                              357
  Cash received from travel reimbursements
   and other rebates                                               354                            1,292
  Cash received from employee group health insurance             4,783                            4,783
  Cash paid to suppliers and employees                        (450,321)      $(304,833)      (2,252,829)
                                                           --------------------------------------------
      Net cash provided by operating activities               (438,989)       (304,833)      (2,169,106)

Cash flows from investing activities:
  Prepaid research testing                                                                       (7,734)
  Purchase of Fixed Assets                                     (41,345)                        (119,883)
  Sale of Fixed Assets                                          21,000                           21,000
                                                           --------------------------------------------
      Net cash provided by investing activities                (20,345)              0         (106,617)

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Cash flow from financing                                                     300,000
  Interim loan financing from officers                                           9,570          385,000
  Proceeds from issuance of common stock                        33,000          30,000        1,929,376
                                                           --------------------------------------------
      Net cash provided by financing activities                 33,000         339,570        2,314,376

Net Increase in cash and cash equivalents                     (426,334)         34,737           38,652
Cash and cash equivalents at beginning of period               450,879           8,634          (14,107)
Cash and cash equivalents at end of period                 $    24,545       $  43,371      $    24,545
                                                           ============================================

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Loss                                                   $(1,131,356)      $(445,424)     $(3,120,568)
                                                           --------------------------------------------

Decrease (increase) in Prepaid Advertising                      35,500                           35,500
Decrease (Increase) in miscellaneous receivable                                                (200,000)
Decrease (increase) in Due from Officers                                           530             (120)
Decrease (increase) in Advance-Consultant                      200,000                          200,000
Depreciation and Amortization                                                   (4,000)           2,613
Stock issued to retire debt / services                         333,030         150,000          770,075
Increase (decrease) in Accounts Payable                         51,842         (10,487)          16,268
Increase (decrease) in Accrued Payroll Taxes                        42           5,342           10,592
Increase (Decrease) in Accrued Expenses                         19,993                           58,449
Decrease (increase) in Deposits                                 17,960            (794)             987
Decrease (increase) in Accounts Receivable                                                        2,998
Decrease in Inventory and Assets                                                                 20,100
Loss on sale of Fixed Assets                                    34,000                           34,000
      Total adjustments                                     692,366.49         140,591          951,462
                                                           --------------------------------------------

Net cash provided by operating activities                  $  (438,989)      $(304,833)     $(2,169,106)
                                                           ============================================

      The following notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                           STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                   1997           1996
                                                   ----           ----

Cash flows from operating activities:
  Cash received from dividends and interest        $   1,182      $   1,182
  Cash received from customers
  Cash received from research and testing
  Cash received from unemployment taxes
  Cash received from travel reimbursements
   and other rebates                                      62
  Cash received from employee group health
   insurance                                           2,332
  Cash paid to suppliers and employees              (105,049)     $(262,069)
                                                   ------------------------
      Net cash provided by operating activities     (101,473)      (260,887)

Cash flows from investing activities:
  Prepaid research testing                                 0
  Purchase of Fixed Assets
  Sale of Fixed Assets
      Net cash received from investing activities          0              0

Cash flows from financing activities:
  Cash flow for non-deductible expenses
  Cash flow from financing                                          300,000
  Interim loan financing
  Proceeds from issuance of common stock              33,000              0
      Net cash provided by financing activities       33,000        300,000

Net Increase (decrease) in cash and cash
 equivalents                                         (68,473)        39,113
Cash and cash equivalents at beginning of
 the third quarter                                    93,018          4,258
Cash and cash equivalents at end of the
 third quarter                                     $  24,545      $  43,371
                                                   ========================

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Loss                                           $(264,794)     $(405,992)
                                                   ========================
Decrease (increase) in Prepaid payroll taxes             941
Decrease (increase) in Advance tax withholding         4,295
Decrease (increase) in miscellaneous receivable
Decrease (increase) in Due from Officers              25,000
Depreciation and Amortization                                        (4,000)
Stock issued to retire debt / services                27,750        150,000
Increase (decrease) in Accounts Payable               56,342         (7,487)
Increase (decrease) in Accrued Payroll Taxes          10,584          7,386
Increase (decrease) in Accrued Salaries               20,449
Increase (decrease) in Accrued Expenses
Decrease (increase) in Deposits                       17,960           (794)
Decrease (increase) in Accounts Receivable
Decrease in Inventory and Assets
      Total adjustments                              163,321        145,105
                                                   ------------------------

Net cash provided by operating activities          $(101,473)     $(260,887)
                                                   ========================

      The following notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.
                       a development stage enterprise
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                    NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                      Additional      Total stockholders'
                                          Common      Paid-in         Accumulated           Equity
                                          Stock       Capital         Deficit               (Deficit)
                                          ------      ----------      -------------------   ---------

Balance at December 31 ,1995              $2,995      $1,794,004      $(1,847,362)          $   (50,363)

Issuance of DPI Additional Paid
 in Capital for $2.00 per share               10          19,990                                 20,000

Issuance of subsidiary stock                              10,000                                 10,000

Issuance of shares of $.001 par value         47             (47)

Issuance of shares of $.001 par value
 for contract services                       284         213,278                             213,562.00

Issuance of shares of $.001 par value
 in payment of loan                          227         299,773                                300,000

Issuance of shares of $.001 par value
 for prepaid advertising                   1,136       1,498,864                              1,500,000

Reclassification of issuance of stock
 for prepaid advertising as a reduction
 from equity                                          (1,464,500)                            (1,464,500)

Issuance of shares of $.001 par value
 at $1.32 per share                          775         942,845                                943,620

Issuance of shares of $.001 par value
 for subsidiary stock                        468            (468)

Issuance of shares of $.001 par value
 at $2.00 per share                          150         299,850                                300,000

Loss from development for the year
 ended December 31, 1996                                               (1,062,758)           (1,062,758)
                                          -------------------------------------------------------------

Balance at December 31, 1996               6,092       3,613,589       (2,910,120)              709,560
                                          =============================================================

Issuance of shares of $.001 par value
 in consulting service                       100         149,900                                150,000

Stock subscription receivable                              5,280                                  5,280

Loss from development for the
 three months ended March 31, 1997                                       (477,704)             (477,704)

Balance at March 31, 1997                  6,192       3,768,769       (3,387,825)              387,136

Issuance of shares of  $.001 par value
 at $2.00 per share for consulting            75         149,925                                150,000

Loss from development for the period
 April 1 through June 30, 1997                                           (388,858)             (388,858)

Issuance of shares of  $.001 par value
 at $1.50 per share                           41          60,710                                 60,750

Loss from development for the period
 July 1 through September 30, 1997                                       (264,794)             (264,794)
                                          -------------------------------------------------------------

Balance at September 30, 1997             $6,308      $3,979,404      $(4,041,478)          $   (55,767)
                                          =============================================================

      The accompanying notes are an integral part of these statements.


                          IMSCO TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS

                         September 30, 1997 and 1996

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

There are 15,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized, of which 6,307,925 and 0, respectively are issued and outstanding at September 30, 1997.

The Company's subsidiaries, Decaf Products, Inc. (DPI) and BioElectric Separation and Testing , Inc.(BEST) (the subsidiaries) were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of September 30, 1997 and September 30, 1996 the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

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

NOTE 2   LEASES:

In 1993, the Company entered into an operating lease for office space which expired in August, 1996. The Company is currently leasing the premises as a tenant-at-will. Rental expense for the operating lease was $11,198 and $10,838 for the nine months ended September 30, 1997 and 1996, respectively. Under the terms of the lease the Company is responsible for all utilities.

In September 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future. The lease at 950 Third Avenue, New York, was for a term of five years at an annual base rental of $32 per square foot. The 950 Third Avenue lease was terminated on July 10, 1997. The Company forfeited its security deposit of $17,960 due to the termination of the lease. Rental expense for the above lease was $25,087 for the nine months ended September 30, 1997.

The Company entered into various leases for equipment during the year ended December 31, 1996. Minimum future lease payments under these non-cancelable operating leases as of December 31, 1996 are as follows:

                  1997                         $14,676
                  1998                          14,676
                  1999                          11,045

Rental expense for the above leases was $24,200 and $0 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 3   FEDERAL AND STATE INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes which expire as follows:

                  2000                        $    4,180
                  2001                           181,180
                  2002                           233,280
                  2003                            88,125
                  2004                            70,850
                  Thereafter                   2,032,140
                                              $2,609,755

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

State excise tax expense amounted to $560 and $0 for the nine months ended September 30, 1997 and 1996, respectively.

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

The total balance of the Due from officer account relates to advances paid to corporate officers for expenses incurred not directly related to the operation of the Company. The balance owed to the Company was $0 and $0 at June 30, 1997 and 1996, respectively.

NOTE 5   RESEARCH AND DEVELOPMENT COSTS:

During the nine months ended September 30, 1997 and 1996, the Company charged $40,751 and $28,416, respectively to research and development expense.

NOTE 6   NONMONETARY TRANSACTION:

During the nine months ended September 30, 1997, the Company issued 193,000 shares of common stock for consulting service received, valued at $327,7500.

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

On September 20, 1996, the Company entered into an agreement with NEWCO for certain institutional manufacturing and marketing of the Decaffeination System. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffee-making equipment in North America. The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffee-maker market and will be the manufacturer of the DEFAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units or the product for the first year, 50,000 units for the second year and 100,000 units the third year. Under the NEWCO Agreement, NEWCO has also agreed to pay the costs of making final working models, and the cost of creating molds and related parts for the DECAFFOMATIC device for the institutional coffee-maker marketplace. All of the technology and final commercial model designs of the Decaffeination System will be the property of the Company.

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

NOTE 8   GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net Loss of $1,130,658 during the nine month ended September 30, 1997. The significant operating loss as well as the uncertainty conditions that the Company faces regarding sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights to its subsidiaries. The plan calls for the subsidiaries to seek partners for manufacturing and marketing. The subsidiaries will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   DEVELOPMENT STAGE ENTERPRISE:

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electrostatic filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $3,420,570 for the period July 7, 1992 through September 30, 1997.

NOTE 10   ADVERTISING:

The costs of advertising are expensed the first time the advertising takes place. For the nine months ended September 30, 1997 and 1996, the advertising expense was $39,075 and $0, respectively.

NOTE 11   EMPLOYEE INCENTIVE STOCK OPTIONS:

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program (the "Option Program"), which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee (the "Administrator") to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion; there are currently three employees so designated. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator (but not less than the par value of $.001), subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be execrable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the options is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of September 30, 1997, an option to purchase 100,000 shares of common stock at $1.5 per share was issued and outstanding.

NOTE 12   CONTINGENCIES:

Edmund Abramson v. Imsco Technologies, Inc., Case No. 97-12340 CA23, Circuit Court of the Eleventh Judicial Circuit in and for Dad County, Florida. In May 1997, the Company terminated the Consulting Agreement of Edmund Abramson, then a business consultant the Company, alleging cause for such termination. In June 2997, the Company was served with a complaint filed by Edmund Abramson alleging breach of contract and claiming damages of $400,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in this case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.

WRA Consulting, Inc. v. Imsco Technologies, Inc., Case No. 97-12336 CA21, Circuit Court of the Eleventh Judicial Circuit in and for Dad County, Florida. In May 1997, the Company terminated the Consulting Agreement of
WRA Consulting, Inc., then a financial consultant to the Company, alleging cause for such termination. In June 1997, the Company was served with a complaint filed by WRA Consulting, Inc. alleging breach of contract, for among other reasons, failure of the Company to deliver 150,000 registered shares of common stock and 150,000 warrants to purchase common stock to WRA Consulting, Inc., and claiming damages on account thereof in the amount of $800,000, plus attorneys fees. The Company filed an Answer denying the claims and asserted a nine count counterclaim seeking substantial money damages. Discovery in the case has not yet commenced. Although the Company believes it has meritorious defenses to the plaintiff's claims, the Company is not currently able to assess its potential exposure in this case. However, the Company intends to vigorously defend the lawsuit and pursue its meritorious counterclaims and seek money damages. If the Company is unsuccessful in defending the lawsuit, it could have a material adverse effect on the Company.


Item 2.   Management's Discussion and Analysis
          or Plan of Operation.

General

      The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and technology and general and administrative expenses. Since entering the development stage in July, 1992, the Company has generated an accumulated deficit of $3,420,570 at September 30, 1997 and has a total accumulated deficit of $4,041,478.

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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDING SEPTEMBER 30, 1997;
 COMPARED WITH SEPTEMBER 30, 1996

      Net losses increased from $445,424 for the nine months ending September 30, 1996 to $1,131,356 for the nine months ending September 30, 1997. The Company had no revenue or operating income for the quarters ended September 30, 1996 and September 30, 1997 from continuing operations. The Company has interest income of $5,527 for the nine months ended September
30, 1997 and none in the comparable prior period.   The general,
administrative and development expenses were $1,084,362 for the nine months ended September 30,1997, in comparison to $ 443,665 for the nine months ended September 30, 1996. The increase in these costs from 1996 to 1997 was in most expense categories, including larger development expenses which increased from $28,416 in the nine months of 1996 to $40,751 in the nine months of 1997. Additional increased expenses were incurred in professional services, which increased from $315,074 in the nine months of 1996 to $541,413 in the nine months of 1997, which increases were primarily from additional legal costs and filing fees incurred in connection with the Company's patent applications for its technology. Salaries and wages, officers salaries and related payroll taxes were $43,750, $41,250 and $4,754, respectively, for the third quarter of 1997 in comparison to $16,875, $10,625 and $2,104 respectively for the third quarter of 1996.
Rent increased from $10,838 for the nine months ended September 30, 1996, to $36,285 for the nine months ended September 30, 1997, an increase of $25,447 which was primarily due to the additional office lease and costs incurred as a result of the Company leasing office space at 950 Third Avenue, New York, New York in October 1996. This lease was terminated in July, 1997. Most of the additional costs in the third quarter of 1997 in comparison to the third quarter of 1996 were related to further development, refinement and early stage marketing efforts of the Company's Decaffamatic separation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

      At September 30, 1996, the Company had total assets of $47,981 and at September 30, 1997, the Company had total assets of $93,993, an increase of $46,012. At September 30, 1996, the Company had total liabilities of $363,769 and at September 30, 1997, the Company had total liabilities of $149,759. At September 30, 1997, the Company had total stock holders' deficit of $(315,788) in comparison to a total stockholders' deficit of $(55,767) at the comparable date in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital deficit position as of September 30, 1997, of $(55,766) in comparison to a deficit position of $(371,554) as of September 30, 1996. The Company had an accumulated deficit of $2,292,786 for the period ended September 30, 1996, in comparison to an accumulated deficit of $4,041,478 as of September 30, 1997. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the nine months ended September 30, 1997, the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

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

      A report on Form 8-K/A dated October 31, 1997, filed by the Company reported the following other event:

Pursuant to action taken on October 15, 1997 by consent of the majority of the shareholders of Imsco Technologies, Inc. (the "Company"), the following individuals were removed from the Board of Directors of the Company: Victor Bauer, Sol Berg, Scott Robinson, James Yurak and Alan Waldman. In the same action, the majority of the shareholders of the Company elected the following individuals to serve as directors: Alexander Hoffmann, Gary Graham and Frank Lubrano. At a subsequent meeting of the Board of Directors on October 17, 1997, Alexander T. Hoffmann was appointed Chairman of the Board and Chief Executive Officer, Gloria Berg, Secretary to the Company and Scott Singer was appointed Assistant Secretary and advisor to the Board of Directors.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Imsco Technologies, Inc.


                                          By: /s/ Alexander T. Hoffmanm
                                          Alexander T. Hoffmann, Chief
                                          Executive Officer

Date: November 12, 1997