Form 10KSB
period 1997-12-31
IMSCO INC /MA/
filed 1998-04-15
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-24520


                            IMSCO TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)


           DELAWARE                                   04-3021770
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 40 Bayfield Drive, North Andover, MA                                    01845
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code: (978) 689-2080

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES _X_     NO ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State Issuer's revenues for its most recent fiscal year:$0.

     As of December 31, l997: (a) 6,516,536 Common Shares, $.0001 par value, of the registrant were outstanding; (b) approximately 3,135,327 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $8,230,233 based on the closing bid price of $2.625 per share on December 31, 1997. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Item 1. DESCRIPTION OF BUSINESS

General

     IMSCO Technologies, Inc., a Delaware corporation ("IMSCO" or the "Company") is a development stage company. The Company develops and is attempting to commercialize, market and license electrostatic separation products based on its proprietary technologies. Electrostatic separation takes advantage of the fundamental electrical properties of attraction, wherein unlike or opposite charges attract each other, and repulsion, wherein like or the same charges repel each other, and uses charged materials to selectively separate other substances. In the last four years, the Company has developed several separation technologies based on electrostatics combined with mechanical separation. This technology was originally developed by the Company for the specific purpose of separating viruses and viral particles from human plasma. In 1993, the Company successfully designed an electrostatic separation technology which removes on demand caffeine from brewed liquids, such as coffee and tea. The Company calls its decaffeination technology the "DECAFFOMATIC" (herein "DECAFFOMATIC" or the "Decaffeination System"). The Company calls its plasma separation technology the "PLASMA PURE".

     Having achieved separation of viral DNA and virus from plasma using the PLASMA PURE in research and testing performed by the Company at the Massachusetts General Hospital and the Mayo Clinic, the Company began researching and developing other uses for the technology. Based on the Company's internal laboratory testing and research conducted by the Company at the University of Massachusetts in 1994 and 1995 and at the University of Akron in 1996 and 1997, the Company believes that the DECAFFOMATIC is capable of removing in excess of 95% of the caffeine from brewed beverages such as coffee and tea. In 1993, separate patent applications were filed by the Company with the U.S. Office of Patents and Trademarks for the PLASMA PURE and DECAFFOMATIC separation technologies. On August 22, l995 the Company was granted a patent by the United States Patents and Trademarks Office, Patent No. 5,443,709 for "Apparatus for Separating Caffeine From a Liquid Containing the Same".

     Previously in late 1996 and early 1997, the Company anticipated that the decaffeinator would be incorporated into a commercial coffee brewer suitable for the institutional user marketplace utilizing the coffee brewer electronics for power to the decaffeinator. In late 1997 and early 1998, the Company determined that it could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own independent power source. It is believed by management that this design is superior to the earlier version, more universal and interchangeable with different institutional coffee brewer models and will be easier for the consumer to use and, hopefully, lead to increased sales once the product is commercialized. Consequently, during 1997, the Company continued to develop and test a DECAFFOMATIC device contained within a detachable coffee brew basket for the institutional commercial marketplace. The Company believes that it has substantially completed its research and development of the DECAFFOMATIC technology and is ready to introduce its brew basket decaffeination product to the commercial institutional coffee brewer market in 1998.

     The Company's objective is to become a leader in the development of electrostatic separation market by capitalizing on its proprietary technology. The Company's strategy is to initially focus on commercializing and launching the DECAFFOMATIC products. Although due to limited financial and human resources the Company was unable to conduct any significant research and development on its PLASMA PURE technology, the the Company intends to pursue further research and the development of the PLASMA PURE technologies when funding becomes available. Although there can be no assurances, the Company intends to implement its strategy by (i) continuing to establish manufacturing contracts with third party manufactures for its products, (ii) expanding its research and development activities for additional uses and applications applying its proprietary technologies, and (iii) establishing marketing agreements, licensing agreements and distribution agreements with recognized market leaders for marketing and distribution of its products once developed.

     In l995, the Company formally established a new subsidiary called Decaf Products, Inc. ("DPI"), which was incorporated in the State of Delaware on April 5, l995, that will manufacture and directly market the DECAFFOMATIC technology and products in North America. On September 20, 1996, DPI entered into a Manufacturing and Distribution Agreement with NEWCO Enterprises, Inc. ("NEWCO"), of St. Charles, Missouri to manufacture a coffee brew basket, incorporating the decaffeination technology, for DPI's sales to the institutional coffee maker marketplace in North America (the "NEWCO Agreement"). Under the NEWCO Agreement, NEWCO was granted the exclusive right to market and distribute the products incorporating the Company's decaffeination technology to the so-called "office coffee supply" market segment in North America for a period of three years. Over 1997, the Company has been working with NEWCO to develop, design and test working models, and assist in the design of molds for the production of the decaffeination device. Although there are no assurance, it is anticipated that sales under the NEWCO Agreement will occur in 1998. See "Business -Marketing and
- Manufacturing."

     On July 11, 1997, due to a refocus of the core business of Hughes, Edwards & Price, Inc. ("Hughes") the Company and Hughes mutually discontinued a
Marketing Agreement wherein Hughes had been appointed the exclusive representative to market the Company's decaffeination technology and products to the institutional coffee maker marketplace, such as restaurants and hotels, excluding the office coffee supply market, in North America for a period of three years (the "Hughes Marketing Agreement"). Although there can be no assurance that it will be successful, the Company is currently negotiating with new third parties to cover the institutionsl sales market previously assigned to Hughes. Further, although there can be no assurances, the Company intends to license the DECAFFOMATIC technology to another unrelated company for manufacture, marketing and distribution in the rest of the world. See "Business -Marketing."

     In December 1995, the Company established another subsidiary, BioElectric Separation and Testing, Inc. ("BEST"), a Delaware corporation, to further conduct research and development on the PLASMA PURE and all related medical applications of the Company's core electrostatic separation technology. The Company has only considered limited basic research with respect to the PLASMA PURE electrostatic separation technology and because of its limited financial resources it was not able to conduct any significant research and development on its PLASMA PURE technology in 1997. If adequate funding were available, it is estimated that it would take approximately 18 months in order to conduct the necessary clinical trials and research to submit the PLASMA PURE for approval by the United States Food and Drug Administration ("FDA"). The PLASMA PURE has not been submitted to the FDA for approval and, if submitted, there is no assurance that it will be approved. Given the limited funds available to the Company and consequent delays in conducting the necessary research and testing, the PLASMA PURE would not possibly be submitted to the FDA, if at all after considering further research results, until at least the second half of 1999 if funding were obtained. See "Business - Research and Development."

     On September 20, 1996, the Company entered into a media purchase agreement ("Media Purchase Agreement") and agreed to sell an aggregate of 1,136,364 shares of its common stock, par value $.0001, to Proxhill Marketing, Ltd., a private media and advertising company based in Colorado ("PML"), for the sales price of $1.32 per share and received in consideration therefor prepaid media credits in the amount of $1,500,000 to be used at the Company's direction by PML. Because the marketing and advertising campaign for the Company's commerical brew basket decaffeinator has not yet been implemented, at December 31, 1997 the Company possessed $1,300,643 of prepaid media credits in its inventory to use for future public relations, marketing and advertising.

     The Company was originally formed in 1986 under the laws of the State of Nevada. In 1987 the Company changed its corporate domicile from Nevada to Massachusetts since the corporate operations were located in Massachusetts, which was accomplished through action by the shareholders and the Board of Directors in 1987. The Company's name at that time was IMSCO, Inc. In July 1996, the Company was reincorporated in Delaware as IMSCO Technologies, Inc. In order to effectuate this change, the Company proposed the implementation of the following plan. In May 1996, the Company filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name of this surviving corporation became IMSCO Technologies,

     Inc. As of the effective date of the merger, each stockholder of the Company held one share of common stock, par value $.0001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him. Unless the context otherwise requires, "IMSCO" and the "Company" refer to IMSCO Technologies, Inc., a Delaware corporation.

PRODUCTS AND TECHNOLOGIES

     The Company is in the development stage, and has only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While the Company believes that the development of the DECAFFOMATIC technology is substantially complete, most of 1997 was devoted to further development, design and testing of the decaffeination device as a self contained device within a detachable commercial brew basket market. The detail engineering necessary for the manufacture of production molds was recently completed and it is anticipated that the Company will be able to introduce the DECAFFOMATIC commercial brew basket market in 1998. However, there are a number of challenges that the Company must successfully address to complete any of its development efforts. With respect to PLASMA PURE, although the results of initial basic research by the Company and/or its collaborators was positive, it may be inconclusive and may not be indicative of results that will be obtained in human clinical trials if conducted by the Company. If the Company is able to obtain necessary funding and conducts clinical trials, as results of particular preclinical studies and clinical trials are received by the Company, the Company may abandon projects such as PLASMA PURE, which it might otherwise have believed to be promising. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. There can be no assurance that the Company's development programs will ever obtain necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

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

DECAFFOMATIC

TECHNOLOGY RESEARCH AND DEVELOPMENT

     In 1993, using its electrostatic separation technology, the Company designed, researched and developed a successfully working prototype of the DECAFFOMATIC device. Throughout 1994 and 1995 the Company continued to further research and develop the DECAFFOMATIC device. To facilitate this development, in October 1994, the Company entered into a Memorandum of Understanding with the University of Massachusetts whereunder the Company would use the University's facilities and engage certain of the University's professors and students to perform further research and development on the DECAFFOMATIC device as directed by the Company. Throughout l995, the Company continued to utilize the services of the University of Massachusetts to conduct its research and development activities. In 1996, the Company entered into a collaborative Research Agreement with the Polymer Sciences Division of the University of Akron, for further development of the electrostatic decaffeination technology. The Company paid $10,000 per month for the use of the University of Akron's facilities and the dedication of certain professors to the Company's project which continued into 1997. The specific focus of the Akron Research Agreement was to select the polymers to be utilized in the decaffeination device. Under the Akron Research Agreement, the Company believes that it has substantially completed the research and development of its decaffeination technology.

MARKET

The IMSCO separation technology has enabled the Company to build a stand-alone decaffeinator which may be used immediately after brewing to customize the product to individual taste and need. Throughout l995, the Company continued to further develop and refine the DECAFFOMATIC technology in several working prototypes that are used for demonstration and testing purposes. Previously in late 1996 and early 1997, the Company and NEWCO anticipated that the decaffeinator would be incorporated into the coffee brewer, utilizing the coffee brewer electronics for power, and had designed the commercial decaffeinator in such manner. In late 1997 and early 1998, the Company determined that it could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own power source. It is believed by management that this design is superior to the earlier version, more adaptable and interchangeable with different institutional coffee brewer models and will be easier for the consumer to use and, hopefully, lead to increased sales. Thus, in late 1997 and early 1998, the Company continued to develop, refine and test its commercial brew basket decaffeinator. The detail engineering necessary for the manufacture of production molds for the brew basket decaffeinator was recently completed. The commercial customer-user will need to only buy regular coffee or tea and decaffeinate the brewed beverage on demand for those who want the decaffeinated product. The Company anticipates that this will result in considerable cost saving for the consumer. Although there can be no assurance, in the institutional marketplace, the Company believes that such an integrated decaffeinator will produce more significant cost savings, given the difference in price of decaffeinated ground coffee beans over regular ground coffee beans. The Company believes that this benefit is of primary concern to senior citizens who are on a fixed income and at the same time, are the largest growing segment of the population. The Company feels that this group is also the one that is most health conscious and concerned about chemical treatment of coffee in most other decaffeination processes. There is no chemical treatment in the Company's process.

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

     The Company intends to focus its decaffeination technology marketing on its internal decaffeinator for use with the automatic drip coffee maker for both institutional and home consumer products. This integrated system has the DECAFFOMATIC separation device directly incorporated into the coffee maker, such that the decaffeination occurs as the consumer directs on demand as a normal step in the coffee maker brewing process.

PLASMA PURE

TECHNOLOGY RESEARCH AND DEVELOPMENT

      The Company has designed, prototyped and done promising basic research on the PLASMA PURE electrostatic/mechanical separation device for the express purpose of separating virus and viral particles from human plasma. Due to limited financial resources, no significant resarch and development was conducted on the PLASMA PURE technology in 1997. Based on its initial research , although there can be no assurance, the Company believes that the PLASMA-PURE has the capacity to remove a substantial amount of the viral population from a unit of contaminated plasma without adversely affecting the clotting factors. Because of the high cost of conducting medical research and development testing on the PLASMA PURE and the Company's limited financial resources, the Company was only able to conduct very limited research on the PLASMA PURE over the past year. It is estimated by the Company that if it is able to obtain adequate financing to complete its research and development on the PLASMA PURE technology, of which there can be no assurance, it would take approximately 18 months of testing before making application to the FDA for approval, which cannot be assured. Although significant amounts of research need to be conducted, the Company believes that PLASMA PURE, with its capability of removing viruses and viral particles, if eventually developed and approved, may significantly reduce the risk normally associated with transfusion of plasma or plasma components. Although significant additional research needs to be conducted, management believes that the use of PLASMA PURE to filter fresh frozen plasma may not significantly decrease yields of the clotting components. This is achieved because of the unique electrostatic internal matrix which enables the plasma and its clotting components to flow freely through the device, but still remove significant amounts of virus and viral particles. The methods currently used to inactivate viruses in plasma such as the use of detergents or extreme heat all have the possible adverse effect of limiting the yield of final desired procoagulant products.

MARKETS

The Company believes the PLASMA PURE system and its electrostatic technology offer various growth possibilities for the Company; however, each of these areas will require significant further research and development, the financing of such efforts and FDA approval before they can be commercialized. The Company has also designed and is in the earliest research and development stage for a new product that is an extension of the PLASMA PURE separator appropriately called PLASMA PURE PLUS. It would be used only for bulk plasma fractionation and therefore be larger than PLASMA PURE and priced differently. Another follow-up product that the Company would like to conduct research and development on if adequate financing were available, which the Company does not currently possess, is a modified white blood cell filter. This device would utilize the same technology as PLASMA-PURE, and therefore management believes its introduction could be more rapid than it has been for the PLASMA PURE device. Management feels a second version of the white blood cell filter could then be marketed to the diagnostic reagent market. However, given the numerous uncertainties and risk inherent with medical research in general, and blood research in particular, the needed financing involved to conduct such research which the Company currently does not possess, there can be no assurance that any of these plasma products and devices will ever be finally developed, or if completed that they will receive approval from the FDA or the comparable regulatory authority of any foreign jurisdiction. The Company has not prepared or made application to the FDA or any governmental authority for approval of its PLASMA PURE device or related products.

     The Company believes that the core electrostatic separation technology lends itself to other markets as well, particularly air filtration for hospitals, convention centers and airplanes. Although it needs significant amounts of additional research and testing and the financial resources to conduct such activities, which the Company does not currently possess, the Company believes that its electrostatic separation technology can be applied to extra corporeally based immunotherapies which involve an improved system for drug administration and improved systems for removal and/or treatment of cells or other circulating materials (including byproducts of metabolism).

     Similar to DPI, in 1996, the Company established a new Delaware corporation subsidiary, BioElectric Separating & Testing, Inc. ("BEST") to conduct the continued research and development activities and pursue FDA application relating to the PLASMA PURE and related technologies.

MARKETING

     Except for the marketing of the DECAFFOMATIC products in North America through DPI, the Company's current strategy is to license its products and technologies to other companies which have pre-existing industry presence in their respective fields and to enter into collaborative arrangements with such companies to develop new applications for the technology with the contract partner's own products. The Company has limited experience in sales, marketing and distribution. Therefore, the Company's strategy for commercialization of its products includes entering into agreements with other companies to market current and certain future products incorporating the Company's technology. To date, the Company has one such agreement with NEWCO. There can be no assurance that the Company will be able to enter into additional marketing agreements on terms favorable to the Company, if at all, or that current or future agreements will ultimately be beneficial to the Company.

     The large institutional marketplace brew basket decaffeinator will be manufactured by NEWCO. Previously in 1996 and early 1997, the Company and NEWCO anticipated that the decaffeinator would be incorporated into the coffee brewer, utilizing the coffee brewer electronics for power. In late 1997 and early 1998, the Company determined that it could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own power source. It is believed that this design is superior to the earlier version, more interchangeable with different coffee brewer models and will be easier for the consumer to use. As of this date, the detail engineering for the production molds has been completed for the institutional coffeemaker-brew basket that will be used for large institutions. After that model is assembled, it will be further tested and developed to confirm that it has all the desired specifications, such as brewing and decaffeination speed, ease of customer removal of the separation device and safety design. Although there can be no assurances, it is anticipated that such final design refinements to the working model will be completed in 1998 and that sales orders could commence thereafter.

     To create a potential customer awareness of the Company's Decaffeination System, the Company intends to commence a public relations and advertising campaign in 1998. The Company will attempt to employ lower cost public relations at trade shows, in trade publications and at other appropriate food or kitchen appliance shows and events. Initially, the advertising employed by the Company will be print media consisting of magazines, newspapers and point of purchase signage. To finance this public relations and advertising, the Company has the prepaid Media Credits from PML. At December 31, 1997 the Company had $1,300,643 of prepaid media credits available for such marketing and advertising.

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

     At the closing of a media purchase transaction Proxhill will deliver cash, media, media credit and/or other media-related assets to GROW as payment for media credit extended to the Company. Proxhill then delivers to the Company a pre-paid purchase order acknowledging the Company's right to purchase media from GROW under the terms set forth in the Agreement.

     The Company intends to use the remaining $1,300,643 of prepaid Media Credits to finance the introduction and initial product advertising and marketing support for the DECAFFOMATIC products in the United States and Canada.

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


     The Company is dependent for product sales revenues upon the success of its third party marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. There can be no assurance that the interests of the Company will coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements.

Research and Development; Collaborative Arrangements

The Company conducts its research and development activities through its own staff and facilities, as well as through collaborative arrangements with universities, and independent consultants. However, at present the Company has only four full-time employees, two of whom are devoted to research and development, and, accordingly is dependent upon third parties to conduct significant research and development, laboratory testing, clinical studies, and the procedures and processes necessary to apply for and, if possible, obtain FDA and other regulatory approvals and manufacture and market a finished product.

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

In 1996, the Company entered into a collaborative Research Agreement with the University of Akron to further develop and finalize the polymer that the Company will be using for the DECAFFOMATIC separator. Under the University of AKRON Research Agreement, which was in effect through the first quarter of 1997, the Company paid $10,000 per month to the University for the services enumerated in the Agreement.

The Company believes that research facilities and arrangements necessary to continue its further research and development of its electrostatic separation technologies are readily available. From July 1992 to December 31, l997, the Company incurred a development stage deficit of $5,920,317. Provided that it is able to obtain financing, of which there can be no assurance, the Company anticipates incurring significant research and development expenditures in the future as the Company continues its efforts to develop further applications and uses for its present separation technologies and as it begins to research other technologies.

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

     Under the NEWCO Agreement, the Company will sell units of the Decaffeination System to NEWCO for a net price to the Company. NEWCO will take the Decaffeination System and in turn incorporates it into its coffeemakers and re-sells it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. The Company can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.

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

     The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. If the manufacturer cannot establish equivalence or if the FDA determines that the device requires more extensive review, the FDA will require the submission of PMA. The PMA must contain nonclinical and clinical investigation results, a description of the methods, facilities and controls used for manufacturing, and the proposed labeling for the device. The Company must receive FDA approval for Phase I, II, and III trials to test the PLASMA PURE device. FDA review of a PMA would take at least nine months to a year following submission of Phase III test results, and may take longer. If ever submitted, no assurance can be given that approval of the PLASMA PURE PMA would be granted.

     The packaging and labeling of all the Company's proposed PLASMA PURE products, if developed, will be subject to FDA regulation. Because of the extensive costs and time involved, the Company currently intends to rely primarily on licensees and joint venturers to obtain regulatory approvals and market its PLASMA PURE products, when developed. No assurance can be given that the Company will reach agreement with any proposed licensees for such products. Licensees will generally have the right to terminate funding a product at any time for any reason without significant penalty. The resources and attention devoted by a licensee, if obtained by the Company, to a product are not in the Company's control, and this can result in delays in clinical testing, the preparation and prosecution of regulatory filings and commercialization efforts. Even if the Company is successful in finding licensees for its products, these delays would cause the payment of any royalties to be delayed.

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

EMPLOYEES

     As of the date hereof, the Company has four full time employees, one in management, two in research and development and one in administration. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory. See "Management".

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices are currently located at 40 Bayfield Drive, North Andover, Massachusetts and consists of approximately 1,276 square feet. The Company had an initial three year lease which commenced on August 12, 1993 and ended on August 11, 1996. The Company extended this lease for one additional year. The Company entered into a new three year lease effective April 1, 1997 at the annual rate of $15,890. The Company's headquarters, and research and development facilities are located therein.

In October 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The lease at 950 Third Avenue, New York, New York, is for a term of five years at an annual base rental of $32 per square foot. The Company determined in the Spring of 1997 that it is more efficient and cost effective to run all of its activities from the North Andover office for the near future and on May 1, 1997 terminated and surrendered the lease at 950 Third Avenue. The landlord found a replacement tenant for the 950 Third Avenue space and the Company has no further liability on the 950 Third Avenue lease.

     Upon the end of the current lease in North Andover, Massachusetts, the Company expects to be able to either negotiate a new lease with the current landlord or locate suitable premises elsewhere for comparable fair market rent to that now being paid. The Company believes that its property and equipment are in good operating condition and are adequate for existing and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company received a Summons and Complaint from BPV Enterprises, Inc., d/b/a Universal Sales ("Universal Sales") on April 12, 1998 brought in the Supreme Court of the state of New York, Suffolk County, alleging breach of contract and seeking damages under a Placement Agreement dated September 1, 1996 entered into between Universal Sales and the Company wherein Universal Sales is seeking damages of $334,000. In April 1997, the Company terminated all of its relationships with Universal Sales for cause. The Company has not yet engaged in substantive discovery and the ultimate outcome of this matter cannot yet be determined. The Company plans to vigorously defend this lawsuit. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or expense in a particular period. The Company has not formulated a response or answered the lawsuit filed by Universal Sales. Mr. Alexander T. Hoffman, the Chairman and Chief executive Officer of the Company, is also a Director and a 50% shareholder of Universal Sales.

     In June 1997, Edmund Abramson ("Abramson") brought a civil action against the Company in the Circuit Court of the Eleventh Judicial District in Dade County, Florida, alleging breach of contract under his Consulting Agreement entered into with the Company in August 1996. The Company answered the Complaint and brought a counter-claim against Abramson alleging breach by Abramson and seeking recission of the Consulting Agreement. The Company and Abramson entered into a Settlement Agreement and Mutual Release on January 16, 1998, whereby the action brought by Abramson and the counter-claims brought by the Company against Abramson were withdrawn and the litigation terminated, with prejudice. In consideration of the termination of the Abramson Consulting Agreement and the execution of the Settlement Agreement by Abramson and the mutual releases contained herein, the Company withdrew its counter-claim and action for recission of the unexecuted stock options issued to Abramson in September, 1996.

     In June 1997, WRA Consulting, Inc. ("WRA") brought a civil action against the Company in the Circuit Court of the Eleventh Judicial District in Dade County, Florida, alleging breach of contract under its Financial Consulting Agreement entered into with the Company in August 1996. The Company answered the Complaint and brought a counter-claim against WRA alleging breach by WRA and seeking recission of the WRA Consulting Agreement. The Company and WRA entered into a Settlement Agreement and Mutual Release on January 16, 1998, whereby the action brought by WRA and the counter-claims brought by the Company were withdrawn and the litigation terminated, with prejudice. In consideration of the consulting services performed by WRA in 1996 assisting in the arranging of $3 million private placement by the Company, the termination of the WRA Consulting Agreement and the execution of a Settlement Agreement and Mutual Release by WRA, the Company agreed to issue to WRA and aggregate of (a) 150,000 shares of IMSCO's unregistered common stock, $.0001 par value per share, (b) 200,000 options to purchase IMSCO's common stock over a period ending December 31, 2000 for the exercise price of $1.32 per share, and (c) 100,000 options to purchase common stock over a period ending December 31, 2000 for the exercise price of $2.00 per share.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

By an action taken by a majority of the shareholders by written consent in lieu of a shareholders' meeting, Gary Graham, Frank Lubrano and Alexander Hoffmann were elected Directors for the Company on October 1, 1997 as permitted under the Company's By-laws and the Delaware General Corporation Law. There were no other matters submitted to a vote of the security holders in the fourth quarter of 1997.

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

     The following table sets forth the high and low closing quotations for the Common Stock, as reported by NASDAQ for each fiscal quarterly period during 1997. The quotations as reported reflect inter-dealer quotations without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                    High        Low
                                                    ----        ---
January 1, 1997 - March 31, 1997                    $3.00       $1.81
April 1, 1997 - June 30, 1997                       $2.69        1.81
July 1, 1997 - September 30, 1997                    2.44        1.50
October 1, 1997 - December 31, 1997                  3.06        1.81

     (b)  Holders of Common Stock

                                          Approximate Number of Record Holders
      Title of Class                           (as of December 31, l997)
      --------------                           -------------------------

     Common Stock, $.001 par value                          258

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and technology and general and administrative expenses. Since entering the development stage in July, 1992, the Company has generated an accumulated deficit of $5,920,317 at December 31, 1997 and has a total accumulated deficit of $6,541,225.

     The Company had no revenues from continuing operations in years ending December 31, 1995, December 31, 1996, or December 31, 1997. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinue operations and was reactivated and entered into a new development stage in July 1992.

     The Company's losses incurred since inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of commercialization activities. There can be no assurance of when and whether the Company will generate significant revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology and is anticipating sales thereof to commence in 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues may not match the timing of associated product development of other expenses. The amount of revenues in any given period is not necessarily indicative of expected revenues for future periods.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Net losses increased to $3,631,105 for the year ended December 31, 1997 from $1,062,758 for the year ending December 31, 1996, a 242% increase. The Company had no revenues or operating income for years ended December 31, 1996 and December 31, 1997 from continuing operations. For the year ended December 31, 1997, the Company earned $5,541 in interest on its interest bearing investment account. $3,022 in interest was earned for the comparable period in 1996.

     Total operating expenses were $3,592,574 for 1997 in comparison to $758,280 for 1996, an increase of 85%. The increase in these costs from 1996 to 1997 was primarily due to increased outside consultants' and professional fees, litigation settlement costs, higher costs under research agreements with outside institutions, and more staffing and wages and salaries for research and development being performed in 1997 than those incurred in 1996 as the Company continues further product research, development and refinement on its Decaffomatic and other separation technologies. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.33) for the year ended December 31, 1996, in comparison to a loss per share of $(.57) for the year ended December 31, 1997.

     At December 31, l997, the Company had total assets of $58,940. Total liabilities of $1,875,753 and total stockholders' equity of $(1,816,813).

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had negative working capital as of December 31, l997, of $1,860,973 in comparison to a positive working capital position as of December 31, l996 of $572,997. The Company had an accumulated deficit of $2,610,120 at the period ended December 31, l996, in comparison to an accumulated deficit of $6,541,225 at the period ended December 31, l997. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

     The Company has financed operations from entering the development phase in July 1992 (through December 31, 1997) primarily through the private placement of its stock and, to a lesser extent, through borrowings from notes payable. For the year ended December 31, l997, the Company's cash requirements were satisfied primarily from the cash reserves in its operating accounts, a private placement consisting of shares of the Company's Common Stock. Additionally, the Company had $1,300,643 of remaining prepaid media credits available for execution of its public relations, advertising and marketing campaign for its decaffeination technology. The Prepaid Media Credits were obtained by the Company on September 20, 1996, when it entered into the Media Purchase Agreement with Proxhill
Marketing, Ltd., a private company based in Colorado ("PML"), which received 1,136,364 shares in consideration for $1,500,000 in prepaid media credits ("Media Credits") to be used at the Company's direction . The Company intends to use the Media Credits during the next 12 months to market its DECAFFOMATIC products. In the Media Purchase Agreement the purchaser of the shares represented that it was an "Accredited Investors" as that term is defined under Regulation D promulgated by the Commission pursuant to the Securities Act.

     The Company does not currently possess a bank source of financing. Although the Company has the $1,300,643 of Prepaid Media Credits which management believes will be adequate to introduce its decaffeination technology, the Company's negative working capital at December 31, 1997 was $1,860,973. Management believes that the above financing will be adequate to cover its liquidity requirements over the next 3 months and thereafter it cannot be certain that its capital will be adequate. Should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.

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

     The Company believes that its research and development of its decaffeination technology is substantially complete and it is ready to introduce its decaffeination products to the commercial institutional user market in 1998. On September 20, 1996, DPI entered into the Manufacturing and Distribution Agreement with NEWCO Enterprises, Inc., of St. Charles, Missouri to manufacture a coffee brew basket, incorporating the decaffeination technology, for DPI's sales to the institutional coffee maker marketplace in North America

(the "NEWCO Agreement"). Under the NEWCO Agreement, NEWCO was granted the exclusive right to market and distribute the products incorporating the Company's decaffeination technology to the so-called "office coffee supply" market segment in North America for a period of three years. Over the past seventeen months, the Company has been working with NEWCO to develop, design and test working models, and assist in the design of molds for the production of the decaffeination device. Although there are no assurance, based on the progress in completing detail drawings for manufacture of production molds is anticipated that sales under the NEWCO Agreement should occur in the second half of 1998.

     The Company believes that its existing cash and cash equivalents, the $1.3 million of Prepaid Media Credits, together with anticipated cash flow from operations in the latter part of 1998 will be sufficient to meet its operating expenses and capital expenditures requirements for the next 3 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, including clinical studies, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) the ability of the Company to maintain existing marketing agreements and establish and maintain new marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (v) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

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

Future Capital Requirements; Uncertainty of Future Funding.

     IMSCO'S operations to date have consumed substantial amounts of cash. As the Company continues its research and development of its electrostatic technologies in various areas, it expects to continue spending substantial amounts over the foreseeable future. The Company anticipates that its existing capital resources will be adequate to satisfy its current working capital requirements for the next 3 months. Thereafter, the Company will need to raise substantial additional funds through equity or debt financings, or sale or licensing of its technology and products. There can be no assurance that any such additional funding will be available to the Company or that the Company will have sales of its products. In the event the Company has insufficient working capital, and is unable to locate additional capital on acceptable terms, the Company may be required to curtail its operations substantially, including its research and development activities.

Early Stage of Product Commercialization; Technological Uncertainties.

     The Company is in the development stage, and has only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While the Company believes that the development of the DECAFFOMATIC technology is substantially complete and plans are being made to introduce the DECAFFOMATIC product to the market in 1998, there are a number of challenges that the Company must successfully address to complete any of its development efforts and meet this anticipated product introduction. With respect to PLASMA PURE, although the results of initial basic research by the Company and/or its collaborators was positive, it may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. As results of particular preclinical studies and clinical trials are received by the Company, the Company may abandon projects such as PLASMA PURE, which it might otherwise have believed to be promising. The Company presently is pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. Based on the Company's currently limited financial resources, there can be no assurance that the Company's development programs will have necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

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

     The Company will be dependent for product sales revenues upon the success of such third party marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within the control of the Company. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to the Company or market any products under the marketing agreements, or that the Company will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. There can be no assurance that the interests of the Company will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with the Company's products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that the Company chooses not to or is unable to enter into future agreements, it would experience increased capital requirements to undertake the marketing or sale of its current and future products. There can be no assurance that the Company will be able to market or sell its current or future products independently in the absence of such agreements. See "Business - Marketing."

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

     Although the Company intends to file additional patent applications as management believes appropriate with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. Further, the Company's ability to file such additional patent applications may be reduced by the Company's limited financial resources. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that the Company relies on unpatented proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to the Company's trade secrets, that any obligation of confidentiality will be honored or that the Company will be able to effectively protect its rights to proprietary technology. Further, no assurance can be given that any products developed by the Company will not infringe patents held by third parties or that, in such case, licenses from such third parties would be available on commercially acceptable terms, if at all. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technologies. The Company intends to market its products internationally, and the laws of some foreign countries may not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's competitors will not independently develop comparable or superior technologies. See "Business - Patents and License Rights."

Dependence Upon Key Management Personnel.

     The success of the Company is substantially dependent upon existing management. The Company considers Mr. Berg and Mr. Crose to be key executives. The loss of the services of Mr. Berg or Mr. Crose, as well as other key personnel, or any inability to attract and retain qualified personnel to replace them in the event of their leaving the Company for any reason, may adversely affect the Company's business. The Company has not applied for key man life insurance on the lives of Mr. Berg or Mr. Crose and does not intend to. Because of the nature of its business, the Company will be dependent upon its ability to attract and retain technological qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite expertise or in adequate numbers to enable it to conduct its business as proposed.

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

Products Liability and Other Claims.

     The Company may be subject to substantial products liability costs if claims arise out of problems associated with the products by the Company. The Company currently has no product liability insurance; however, it is anticipated that such insurance will be very expensive to maintain, if obtainable at all. The Company will seek to maintain products liability coverage for the benefit of the Company to protect the Company against such liabilities, but there can be no assurance that such arrangements can be made, or if made, will be effective to insulate the assets of the Company from such claims. The Company will attempt to maintain insurance against such contingencies, in scope and amount which it believes to be adequate. However, there can be no assurance that such product liability insurance will be available, or if available, that it will adequately insure against such claim. If such insurance is not obtained and maintained at sufficient levels, or if any product liability claim were brought against the Company and were sustained for a sufficient amount, it could have a material adverse affect on the business or financial condition of the Company.

Limited Prior Market for the Common Stock.

     There has only been a limited public market for the shares of the Company on the OTC Bulletin Board. There is no assurance that an active public market for the Common Stock will develop or continue at any time in the future. At December 31, 1997 the Company had approximately 6,516,536 shares outstanding. Of these shares, approximately 4,987,442 outstanding shares will be freely tradable without restriction or are eligible for resale under Rule 144. As long as there is a limited public market for the Company's Common Stock, the sale or placement by a shareholder of a significant number of shares for sale in the market at any one time could be difficult to achieve at then current market prices, and could cause a material decline in the market price of the Common Stock.

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

Management of Changing Business.

     The Company is a development stage company which has primarily devoted its activities to research and development. As the Company begins to emerge from the development phase to a commercial operations place, given the level of technical and marketing expertise necessary to support its anticipated new products and customers, the Company must attract and retain highly qualified and well-trained personnel in those areas. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. Moreover, the Company has limited capital resources to attract and compensate such individuals. The Company's emergence from the development phase will also significantly strain the Company's management, financial and other resources. The Company believes that improvements in management and operational controls and operations, financial and management information systems will be needed to manage future emergence from the development and commercial operating phase, should it occur. The failure to implement such changes could have a material adverse effect upon the Company.

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

Potential Issuance of Additional Shares.

     The Company is currently authorized to issue up to a total of 15,000,000 shares of Common Stock, $.0001 par value, and 1,000,000 shares of preferred stock,$.0001 par value per share (the "Preferred Stock"). At December 31, 1997, there were 6,516,536 shares of Common Stock outstanding.

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

Shares Eligible for Future Sale; Potential Adverse Impact on Market Price From Sales of Shares.

     Sales of substantial amounts of Common Stock in the public market by shareholders could adversely affect the market price of the Common Stock and adversely affect the Company's ability to raise capital at a time and on terms favorable to the Company. Although the Company has approximately five broker-dealers that are making a market in its common stock as of the date hereof, the Company shares are thinly traded on a limited basis. Consequently, if substantial amounts of Common Stock are sold into the public market by shareholders, the prevailing market price will likely be adversely affected. As of December 31, 1997, the Company had 6,516,536 shares of Common Stock outstanding. Of these shares, approximately 4,987,422 shares, are freely tradable without restriction or are eligible for resale under Rule 144 under the Securities Act, except for any shares held by an "affiliate" of the Company (as defined in the Securities Act and the rules and regulations thereunder) which will be subject to the limitations of Rule 144.

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

Risks of Low Priced Securities.

     If the price per share of the Company's common stock is below $5.00, then unless the Company satisfied certain net asset tests, the Company's securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on the Company's most recent financial statement for the year ended December 31, 1997, the Company is a "penny stock". Consequently, because it is subject to the penny stock rules, owners of the Company's common stock may find it more difficult to sell their shares.

Absence of Dividends.

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 7. FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ending December 31, 1997, and 1996 are included herein and consist of:

     Consolidated Balance Sheet (1997 and 1996)                      F-2
     Consolidated Statement of Operations                            F-3
     Consolidated Statement of Stockholders' Equity (Deficit)        F-4
     Consolidated Statement of Cash Flows                            F-5
     Notes to Consolidated Financial Statements                      F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed accountants in 1997 from Gordon Harrington & Osborn, P.C. to Moore Stevens, P.C. There have been no disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

(a)  The current directors of the Company are set forth in the following table:

                             YEAR FIRST
                             ELECTED AS       OFFICE WITH
NAME                  AGE    DIRECTOR         COMPANY
--------------------------------------------------------------------------------

Alexander Hoffmann     56    1997             Chairman & Chief Executive Officer

Gary A. Graham         49    1997             Director

Frank Lubrano                1997             Director

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

(b) The current executive officers of the Company are set forth in the following table:

                                 YEAR
                                 FIRST ELECTED   OFFICE
NAME                    AGE      INTO OFFICE     WITH COMPANY
--------------------------------------------------------------------------------

Alexander T. Hoffmann     56     1997            Chief Executive Officer

Sol L. Berg               63     1986            President and Director

James R. Crose            63     1992            Vice President

Gloria Berg               59     1986            Secretary

Scott Singer              44     1997            Assistant Secretary & Treasurer

Except for its agreements with Mr. Sol Berg, Mr. Hoffmann and Mr. Crose there are no other employment contracts with the executive officers. Officers serve at the will of the Board of Directors.

(c)  There are no other significant employees of the Company:

(d)  Family Relationships

      Sol L. Berg, the President, and Gloria Berg, the Secretary, are husband and wife.

(e)  Business Experience

     Alexander T. Hoffmann (age 56)

     Mr. Hoffmann was elected a Director and became Chairman and Chief executive Officer of the Company in October 1997. From 1963 to 1975 he served in the United States Army and the U.S. Army Reserves and retired with the rank of Major in the Infantry. From 1970 to 1976 he was the Vice President -Marketing & sales of Lepel high frequency Laboratories, where he was instrumental in developing and marketing "Under the Cap seals" with 3M Corporation and worked on new methods of producing semi-conductors. From 1976 to 1986 he owned an operated a beverage manufacturers representative company based in New York. In 1981 he organized and served as director and president of a company which acquired the Yoo Hoo Chocolate Beverage Company from Iroquois Brands, Inc. In 1984 Mr.
Hoffman sold his interest in Yoo Hoo Chocolate Beverage Company. In 1986 he started the Spritzer Wine Company which developed wine coolers and converted soft drink bottling plants to produce wine coolers for Seagrams, Inc. In April 1996 he filed an uncontested petition for bankrupty in the Eastern District of New York. From 1985 to the present he has served as a consultant to the beverage industry. Mr. Hoffman attended Long Island University.

     Gary A. Graham (age 49)

Mr. Graham became a Director of the Company in October 1997. He is the president of First Capital financial services Corporation, which is an investment advisor to the Company, Proxhill Marketing, Ltd., and First Capital Investments, Inc., a registered broker dealer and member of the National Association of Securities Dealers, Inc. In 1996, First Capital Investments, Inc., served as a placement agent for the Company in connection with its private placement of $1.5 million of common stock and its purchase of $1.5 million of Prepaid Media Credits from Proxhill Marketing, Ltd. Mr. Graham also serves as a member of the Board of Directors of Proxhill Marketing, Ltd., First Capital Financial Services Corporation and First Capital Investments, Inc. He received a Bachelor of Science in Business administration from Dyke College.

     Frank Lubrano (age __)

Mr. Lubrano, a certified public accountant, has been involved in several high tech, start-up ventures which developed into leading companies in their particular industry segment. He has over twenty-five years of operating and financial management experience in both service and manufacturing industries.

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

     James R. Crose ( age 63)

     Mr. Crose has been Director of Engineering for the Company since 1992 and Vice President-Engineering since 1996. Mr. Crose earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University. His areas of expertise include: Fluidics, Vacuum Process Control, Heat Transfer in Electronics and AutoCad 1-4. He has 3 patents assigned to him with several other pending. He has held key engineering positions with Raytheon, Martin Marietta, Corning Glass, Sanders Assoc. and Sweetheart Cup Corp.

     Gloria Berg (age 59)

     Gloria Berg has served as Secretary for the Company since late 1984. From 1982 to 1984, she was a bookkeeper and accountant for Hidden Lake Village
Condominiums, Illinois. From 1975 to 1982, she was a department manager for 4 departments for Famous Barr department stores. Gloria Berg is the wife of Sol L. Berg.

     Scott Singer (age 44)

Mr. Singer is a Certified Public Accountant and serves as and has been in private accounting practice for over ten years in the New York Metropolitan area. He received a bachelor of Business Administration from Adelphi University.

Directors do not receive any compensation for services as directors. During fiscal year 1997, the Company's Board of Directors performed the functions of a compensation committee of the Board in reviewing the compensation paid to employees, and of an audit committee in reviewing financial statements, management and internal audits. IMSCO does not have a separate Nominating or Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets for the annual and long-term compensation of the chief executive officer and other executive officers for services in all capacities for the fiscal years ended December 31, 1995, 1996 and 1997, whose total annual salary and bonus exceeded $100,000 in any of those fiscal years.

                           SUMMARY COMPENSATION TABLE


Name of Individual       Capacity                   Year      Salary      Additional
                                                                          Compensation

--------------------------------------------------------------------------------------

Alexander Hoffmann   Executive Officer              1997      $25,962     $105,600(1)

Sol. L. Berg         President                      1997      $115,625
                                                    1996                  $100,000(2)
                                                    1995      $75,300

James A. Yurak       Former Director                1997                  $100,000(3)
                                                    1996                  $100,000
                                                    1995

Alan D. Waldman      Former Director                1997
                                                    1996                  $132,000(4)
                                                    1995

(1) In connection with the signing of his employment agreement in October 1997, Mr. Hoffmann was granted 80,000 shares of unregistered common stock of the Company. He also The value of shares shown use the same $1.32 price per share that shares were sold to Hampton Tech Partners II, LLC in October 1996. He is also entitled to an annual salary of $150,000.

(2) Consist of 150,000 shares of the Company received by Mr. Berg pursuant to the general exchange of the Company's shares for shares of DPI conducted in May 1996. In November of 1995, Mr. Berg had received 250,000 shares of DPI for assigning his patent to the decaffeination technology and for other services rendered. When all of the shares of DPI not owned by the Company were exchanged by the respective DPI shareholders in May 1996 for Company shares on a 0.6 Company shares to DPI share basis, Mr.Berg received the 150,000 shares of the Company.

(3) In connection with the signing of his amended employment agreement in September 1996, Mr. Yurak was granted 75,000 shares of unregistered common stock of the Company. He also received 75,000 shares of unregistered common stock of the Company in March 1997. The value of shares shown use the same $1.32 price per share that shares were sold to Hampton Tech Partners II, LLC in October 1996.

(4) For his services the Company agreed to issue Dr. Waldman 100,000 shares of common stock in October 1996 which shares did not vest and were not delivered until January

     1997. The value of shares shown use the same $1.32 price per share that shares were sold to Hampton Tech Partners II, LLC in October 1996.

     There are no arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

     The Company currently provides medical insurance to all its employees.

Employment Arrangements

     Effective as of October 1, 1997, the Company entered into an employment agreement with Alexander T. Hoffmann providing for Mr. Hoffmann's employment as the Company's Chief executive Officer and Chairman for a three year term. Mr. Hoffmann's salary under this agreement is $150,000 per year. The agreement also provides that Mr. Hoffmann shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Hoffmann shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Hoffmann's employment with the Company is terminated by the Company other than for cause, Mr. Hoffmann shall receive one year's base salary

     Effective as of October 1, 1997, the Company entered into an employment agreement with Sol L. Berg providing for Mr. Berg's employment as the Company's President for a three year term. Mr. Berg's salary under this agreement is $125,000 per year. Mr. Berg is also eligible to receive an annual bonus equal to 3.5% of the "Net Earnings" in excess of $1 million per year from the Company's "Heal & Seal" Division. The term "Net Earnings" shall mean the earnings of the Company's "Heal & Seal" Division before taxes for each given fiscal year and shall be conclusively determined to be those shown on the income statement for such fiscal year by the Company in its Annual Report on Form 10-KSB as filed with the Commission; or, if the Company shall not be subject to the reporting requirements of Sections 13 or 15 of the Securities Exchange Act of l934, as shown on the Company's income statement audited and certified by an independent certified public accountant. The annual bonus shall be paid within 90 days after the end of the Company's fiscal year end. For purposes of calculating the bonus, the Company shall be charged in the aggregate no more than 10% of its gross revenues by Company for royalties on licenses from Company to the Division and for administration and management fees. The agreement also provides that Mr. Berg shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Berg shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Berg's employment with the Company is terminated by the Company other than for cause, Mr. Berg shall receive six months' base salary. In connection with the exchange of his DPI stock for the Company's Common Stock, Mr. Berg received 150,000 shares of the Company's Common Stock.

     As of February 26, 1997, DPI entered into a consulting agreement with Mr. James G. Yurak to provide marketing and sales consulting services and advice to DPI through December 31, 1999. Under Mr. Yurak's agreement, he is paid a base retainer of $12,000 per year and will be paid a per diem fee of $1,000 when specific services are expressly requested by DPI. From February 23, 1996 through February 26, 1997 Mr. Yurak served as a Director of the Company and was President and Chief Executive Officer of DPI. As total compensation for such services Mr. Yurak was also granted 75,000 shares of the Company's Common Stock upon signing his employment agreement and 75,000 shares after one full year of employment.

     Effective as of October 1, 1997, the Company entered into an employment agreement with James Crose providing for Mr.Crose's employment as the Company's Vice President of Engineering for a two year term. Mr. Crose's salary under this agreement is $85,000 per year. Mr. Crose shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally.

     Effective as of September 1, 1996, BVP Enterprises, Inc. D/b/a "Universal Sales" entered into a Sales Administration and Servicing Agreement ("Universal Agreement") with the Company for a seven year term, providing a broad scope of sales administration and services to the Company. As compensation for its services, Universal shall receive an amount equal to 2.5% of the Company's gross revenues from operations in excess of $5 million per annum. Mr. Alexander T. Hoffmann, the Chairman and Chief Executive Officer of the Company, is also the President and a 50% shareholder of Universal Sales. Additionally, under the Universal Agreement, Universal shall be entitled to a sales commission equal to 2.5% of the gross revenues resulting from all sales generated through the efforts of Universal. Universal received $31,500 for services rendered to the Company in 1996. The Company terminated the Universal Sales Agreement for cause in April 1997. Universal Sales filed a Complaint against the Company on April 12, 1998 alleging breach of contract and seeking 75,000 shares of common stock as damages. The Company is reviewing its position and has not filed an answer to the Universal Sales lawsuit. See "Legal Proceedings".

     Except as described above, there are presently no pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers or directors of the Company other than as set forth above. At the present time, the directors do not receive compensation of any form. Non-Cash Compensation for all of the executive officers of the Company as a group (3 persons) did not exceed the lesser of $25,000.00 per person or Ten (10%) Percent of such person's cash compensation. The Company does not provide life, health or medical plans to officers that are not available to all employees. Except as provided above, the Company has no other employment contracts with any executive officers or other employees.


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

     (a) As of the December 31, l997, five persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1997, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company's as a group:

Name and Address of                  Amount and Nature of
Beneficial Owner                     Beneficial Ownership                Percent of Class
----------------                     --------------------                ----------------

Hampton Tech Partners II, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (1)                   1,117,424                           18.3%

Hampton Tech Partners, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (2)                     150,000                            2.5%

Proxhill Marketing, Inc.(3)               1,263,635                           20.7%
9250 E. Costilla Avenue
Englewood, CO 80112

Gary A. Graham (4)                        1,263,635                           20.7%
9250 E. Costilla Avenue
Englewood, CO 80112

Sol L. Berg (4)                             385,000(5)                         6.3%
11 Royal Crest Drive
North Andover, MA  01845

Gloria Berg                                 165,250(6)                         2.7%
11 Royal Crest Drive
North Andover, MA 01845

Dr. Alan Waldman (4)                        170,000                            2.8%
184 Seiffert Court
Oceanside, NY  11572

Mrs. Alexander T. Hoffman                   369,900                            6.0%
1660 Old Country Road
Plainview, NY  11803

Alexander T. Hoffmann (4)(7)                 80,000                            1.22%
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845

James Yurak (4)(8)
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845                     150,000                            2.4%

Dr. Alan D. Waldman (4)(8)
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845                     180,000                            2.8%

Frank Lubrano (9)
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845                           0                            0

All Officers and Directors                1,893,885                           29.1%
as a group (5 persons)

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

(7) The shares shown as owned by Alexander T. Hoffman do not include 369,900 owned by his wife Rosemary Hoffmann, since Mr. Hoffmann has disclaimed any interest and may not be deemed to have voting or investment power over these shares.

(8)  Was a director of the Company until October 1997.

*    Less than 1%

     There are no arrangements known to the Company which may, at a subsequent date, result in a further change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     (a) Except as described  below,  since January 1, l997,  there have been no
transactions   with  any  officer,   director  or  five  percent  (5%)  or  more
shareholders of the Company in which the amount involved exceeded $60,000.

     On September 20, 1996, the Company entered into the Media Purchase Agreement with PML, wherein PML agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,363 shares of Common Stock, representing a price of $1.32 per share. In connection with the private placement of the Shares to HTP, HTP-II and PML, First Capital Investments, Inc., a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received the 242,273 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. First Capital Investments, Inc., also received a placement fee equal to 10% of the $1.5 million received under the Stock Purchase Agreement, a non-accountable expense allowance equal to 3% of the amount raised under the Stock Purchase Agreement. As Media Credits are used by the Media Purchase Agreement, First Capital Investments, Inc., shall also receive a placement fee of 10% of the amount of Media Credit used. For advertising and marketing services rendered to the Company in 1996 and 1997, PML also received the 127,272 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per Share for a period ending July 31, 2001. Mr. Gary A. Graham who was elected a Director of the Company in October 1997 is also the President and a Director of PML and First Capital Investments , Inc.

     In 1997, Mr. Alexander T. Hoffmann, a Director and Chief Executive Officer of the Company, received 80,000 shares of Common Stock as compensation for services rendered under his Employment Agreement. In 1997, Mr. James G. Yurak, a Director of the Company until October 1997 and formerly President of the DPI subsidiary, received 75,000 shares of Common Stock for services rendered in 1996 and 75,000 shares of Common Stock for services rendered in 1997. In January 1997, Dr. Alan Waldman received 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31, 1996, with the shares vesting and being issued on January 1, 1997. David E. Fleming, a member of Epstein, Becker & Green, P.C., corporate counsel to the Company, was granted 90,000 shares of the Company's Common Stock for various legal services rendered to the Company over the prior two years, with the shares vesting and deemed earned on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 Shares for a price of $1.32, exercisable over a period ending December 31, 1999. In 1996, Universal Sales, Inc. ("Universal"), a sales and marketing company of which Mr. Alexander T. Hoffmann, a Director and the Chief Executive Officer of the Company, is Director and a 50% shareholder, received cash compensation in the amount of $31,500 for services rendered to the Company. See "Legal Proceedings."

     (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, l997.

     (c) At December 31, l997, no officers or directors were indebted to the Company.

     (d) See 7(b) above.

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits.

     The Exhibits listed below are either filed or are deemed to be filed as part of this Report.

     2.0  --   Agreement and Plan of Reorganization dated August 11, 1986 (filed
               as  Exhibit  C-1  to  Form  8-K,   File  Number   2-98084-D   and
               incorporated herein by reference).

     3.0  --   Articles of Incorporation  and By-Laws (filed as Exhibits 4 and 5 to the Company's Registration Statement on Form S-18, File Number
               2- 98084-D and incorporated herein by reference).

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

     4.5  --   Form of Class D Common Stock  Purchase  Warrant (filed as Exhibit
               4.51 to the Company's  Registration  Statement on Form SB-2, File
               Number 333-19707 and incorporated herein by reference.)

   (6)(A) --   Note and Security Agreement dated October 3, 1986 between Company and Naper Bank,  N.A. (filed as Exhibit 10(A) to Annual Report on
               Form 10-K, File Number 2-98084-D and incorporated herein by reference).

   (6)(B) --   Agreement   dated  October  22,  1986  between  Company  and  LKB
               Diagnostics, Inc. regarding exclusive right and authority to market, sell and distribute certain LKB products (filed as Exhibit 10(B) to Annual Report on Form 10-K, File Number
               2-98084-D and incorporated herein by reference).

   (6)(C) --   Outside Director's Stock Option Plan dated May 21, 1987 (filed as
               Exhibit  (10) (c) to Annual  Report  on Form  10-K,  File  Number
               2-98084-D and incorporated herein by reference).

   (6)(D) --   Placement    Letter   dated   April   11,   1994   between   D.H.
               Vermogensverwaltungs-und  Beteiligungsgesellschaft  mbH  and  the
               Company.(1)

   (6)(E) --   Promissory  Note dated  April 12, 1994 made by the Company to the order of D.H.Vermogensverwaltungs-und Beteiligungsgesellschaft mbH.(1)

   (6)(F) --   Common Stock Purchase  Warrant dated April 12, 1994 issued by the
               Company to D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH.(1)

   (6)(G) --   Amendment  Dated August 29, 1994 to Placement  Letter dated April
               11,    1994     between    D.H.     Vermogensverwaltungs-     und
               Beteiligungsgesellschaft mbH. and the Company.(1)

   (6)(H) --   Consulting  Agreement dated July 1, 1992 between IMSCO,  Inc. and
               Waldman  Biomedical,  Inc.,  and Addendum  thereto  Dated July 1,
               1994.(1)

   (6)(I) --   Escrowed  Common Stock  Agreement  made as of September  30, l995 between Decaf Products, Inc. and James G. Yurak.(2)

   (6)(J) --   Employment  Agreement  effective  as of January  1, 1996  between
               Decaf Products, Inc. and James G. Yurak.(2)

   (6)(K) --   License Agreement dated February 23, 1996 between IMSCO, Inc. and
               Decaf Products.(2)

     10.1.-- Stock Purchase Agreement between the Company and Hampton Tech Partners II, LLC dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520).

     10.2.--   Media  Purchase   Agreement  between  the  Company  and  Proxhill
               Marketing, Ltd., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0- 24520).

     10.3.-- Manufacturing and Distribution Agreement between the Company and NEWCO Enterprises, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0-24520).

     10.4.-- Marketing Agreement between the Company and Huhes Edwards & Price, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996 -- Commission No. 0- 24520).

     10.5.-- Consulting Agreement between the Company and Edmund Abramson dated August 13, 1996.(3)

     10.6.-- Consulting Agreement between the Company and WRA Consulting, Inc., dated August 13, 1996.(3)

     10.7 -- Agreement between the Company and Universal Sales dated as of September 1, 1996.(3)

     10.8 --   Employment   Agreement  dated  as  of  October  1,  1997  between
               Alexander T. Hoffmann and the Company.

(b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K for the year ending December 31, l997.

Footnotes

(1) Filed as Exhibits to the Company's Form 10-SB dated July 14, 1994, File Number 0-24520, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Form 10-KSB for the year ended December 31, 1995, File Number 0-24520, and incorporated by reference herein.

(3) Filed as Exhibits to the Company's Form 10-KSB for the year ended December 31, 1996, File Number 0-24520, and incorporated by reference herein.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of IMSCO Technologies, Inc.


We have audited the accompanying consolidated balance sheet of IMSCO Technologies, Inc. ( a development stage enterprise) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts from July 9, 1992 (inception of the current development stage) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imsco Technologies, Inc. (a development stage enterprise) and subsidiaries as of December 31, 1996 and 1995 and the cumulative amounts from July 2, 1992 (inception of the current development stage) to December 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements the Company incurred a net loss of $1,062,758 during the year ended December 31, 1996. As discussed in Notes 1, 8 and 9, the Company had suffered continuing losses from now discontinued losses and development stage operations. The continuing losses raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 14 to the financial statements, the Company has restated its financial statements to reflect the additional costs of media credits for the year ended December 31, 1996.



GORDON, HARRINGTON & OSBORN, P.C.



North Andover, MA
April 2, 1997
Except as to Note 14 which is as of April 3, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We conssent to the incorporation by reference of our report dated April 2, 1997 which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, on our audits of the consolidated finanical statements of Imsco Technologies, Inc. as of December 31, 1996 and 1995 which report is included in this Annual Report on Form 10-KSB.



GORDON, HARRINGTON & OSBORN, P.C.


North Andover, MA
April 2, 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of IMSCO Technologies, Inc.
   North Andover, Massachusetts



     We have audited the accompanying consolidated balance sheet of IMSCO Technologies, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMSCO Technologies, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the year then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and as discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses since its inception and has an accumulated deficit at December 31, 1997 of $6,541,225. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                MOORE STEPHENS, P.C.
                                                Certified Public Accountants.

Cranford, New Jersey
April 3, 1998

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash                                                                  $    13,780
   Other Current Assets                                                        1,000
                                                                         -----------

   Total Current Assets                                                       14,780
                                                                         -----------

Property and Equipment:
   Property and Equipment                                                    123,066
   Leasehold Improvements                                                      5,845
                                                                         -----------

   Total - At Cost                                                           128,911
   Less: Accumulated Depreciation and Amortization                           (88,250)
                                                                         -----------

   Property and Equipment - Net                                               40,661
                                                                         -----------

Other Assets:
   Deposits                                                                    3,499
                                                                         -----------

   Total Assets                                                          $    58,940
                                                                         ===========

Liabilities and Stockholders' [Deficit]:
Current Liabilities:
   Cash Overdraft                                                        $    18,804
   Accounts Payable                                                          165,955
   Due to Officer                                                              3,000
   Accrued Salaries                                                           48,686
   Accrued Expenses                                                        1,622,612
   Accrued Payroll Taxes                                                      16,696
                                                                         -----------

   Total Current Liabilities                                               1,875,753
                                                                         -----------

Commitments and Contingencies [8] [13]                                          --
                                                                         -----------

Stockholders' [Deficit]:
   Preferred Stock - Authorized 1,000,0000 Shares at $.0001 Par Value;
      0 and 0 Shares, Issued and Outstanding                                    --

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
      6,516,536 Shares Issued and Outstanding                                    652

   Additional Paid-in Capital                                              6,118,198

   Less:  Prepaid Advertising Credits Receivable                          (1,394,438)

   Deficit Accumulated:
      Developments Stage                                                  (5,920,317)
      Discontinued Operations                                               (620,908)
                                                                         -----------

   Total Stockholders' [Deficit]                                          (1,816,813)
                                                                         -----------

   Total Liabilities and Stockholders' [Deficit]                         $    58,940
                                                                         ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

 IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                        Cumulative
                                                                                                                          Amounts
                                                                                                                           from
                                                                                                                       July 9, 1992
                                                                                                                       [Inception of
                                                                                                                        the Current
                                                                                                                        Development
                                                                                             Years ended                 Stage] to
                                                                                            December 31,                December 31,
                                                                                1 9 9 7              1 9 9 6              1 9 9 7
                                                                                -------              -------              -------

General, Administrative and Development Expense:
   Research and Development Expense                                           $    66,251          $    53,838          $   263,114
   Salaries and Wages                                                             189,794               42,087              435,643
   Officer Salaries                                                               190,714               61,375              523,783
   Payroll Taxes                                                                   29,756               10,006               85,026
   Outside Labor                                                                   34,190                 --                154,540
   Professional Services and Consulting Fees                                    1,011,796              458,483            1,695,341
   Rent and Fees                                                                   85,421               22,470              165,419
   Insurance                                                                       34,763               22,344               89,601
   Travel and Business Meeting                                                     51,997               35,222              118,539
   Auto Expense                                                                    16,247                3,716               40,539
   Telephone and Utilities                                                         16,376                9,199               50,073
   Office Expense                                                                  52,991               25,905               93,273
   Equipment Rental                                                                16,480                4,883               24,825
   Corporate Fees                                                                  19,568                6,496               60,173
   Advertising                                                                    223,961                1,800              225,761
   Depreciation and Amortization                                                   13,258                 --                 13,258
   Consulting Fees and Litigation Settlement                                    1,538,392                 --              1,538,392
   Franchise Tax                                                                      619                  456                1,531
                                                                              -----------          -----------          -----------

   General, Administrative and Development Expense                              3,592,574              758,280            5,578,831
                                                                              -----------          -----------          -----------

Other Income [Expense]:
   Dividend and Interest Income                                                     5,541                3,022               11,633
   Interest Expense                                                                  --               (307,500)            (309,047)
   Loss on Sale of Fixed Assets                                                   (44,072)                --                (44,072)
                                                                              -----------          -----------          -----------

   Other Income [Expense] - Net                                                   (38,531)            (304,478)            (341,486)
                                                                              -----------          -----------          -----------

   [Loss] Before Income Taxes                                                  (3,631,105)          (1,062,758)          (5,920,317)
Provision for Income Tax                                                             --                   --                   --
                                                                              -----------          -----------          -----------
   Net [Loss]                                                                 $(3,631,105          $(1,062,758)         $(5,920,317)
                                                                              ===========          ===========          ===========
   [Loss] Per Share                                                           $     (0.57)         $     (0.33)
                                                                              ===========          ===========

   Weighted Average Shares Outstanding                                          6,318,281            3,274,954
                                                                              ===========          ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                      Common Stock                                        '
                                                                  Number of                   Paid-in       Accumulated
                                                                   Shares       Amount        Capital         Deficit

   Balance at December 31, 1995                                 $ 2,995,425   $       299   $ 1,796,700    $(1,847,362)

Private Placement                                                    10,000             1        19,999           --

Issuance of Subsidiary Stock                                           --            --          10,000           --

Issuance of Shares                                                   47,000             5            (5)          --

Issuance of Shares for Consulting Services                          284,000            28       213,534           --

Issuance of Shares in Payment of Loan                               227,000            23       299,977           --

Issuance of Shares for Advertising Credits                        1,136,000           114     1,499,886           --

Issuance of Shares for Settlement of Debt                           775,000            77       943,543           --

Issuance of Shares for Subsidiary Stock                             468,000            47           (47)          --

Private Placement                                                   150,000            15       299,985           --

Net [Loss] for the year ended December 31, 1996                        --            --            --       (1,062,758)
                                                                -----------   -----------   -----------    -----------

   Balance at December 31, 1996                                   6,092,425           609     5,083,572     (2,910,120)

Warrants Issued for Cost of Advertising Credits - Restatement          --            --         108,170           --
                                                                -----------   -----------   -----------    -----------

   Adjusted Balance at December 31, 1996                          6,092,425           609     5,191,742     (2,910,120)

Issuance of Shares for Consulting Services                          100,000            10       274,990           --

Issuance of Shares on Consulting Services                            75,000             8       196,867           --

Private Placement                                                    23,000             2        34,498           --

Issuance of Shares for Professional Services                         18,500             2        27,747           --

Private Placement                                                    15,000             2        33,748           --

Issuance of Shares for Consulting Services                          130,000            13       235,612           --

Private Placement                                                    62,611             6       122,994           --

Advertising Credits Used                                               --            --            --             --

Net [Loss] for the year ended December 31, 1997                        --            --            --       (3,631,105)
                                                                -----------   -----------   -----------    -----------

   Balance at December 31, 1997                                   6,516,536   $       652   $ 6,118,198    $(6,541,225)
                                                                ===========   ===========   ===========    ===========

                                                                     Prepaid          Total
                                                                   Advertising    Stockholders'
                                                                     Credits         Equity
                                                                    Receivable      [Deficit]

   Balance at December 31, 1995                                    $      --      $   (50,363)

Private Placement                                                         --           20,000

Issuance of Subsidiary Stock                                              --           10,000

Issuance of Shares                                                        --             --

Issuance of Shares for Consulting Services                                --          213,562

Issuance of Shares in Payment of Loan                                     --          300,000

Issuance of Shares for Advertising Credits                          (1,500,000)          --

Issuance of Shares for Settlement of Debt                                 --          943,620

Issuance of Shares for Subsidiary Stock                                   --             --

Private Placement                                                         --          300,000

Net [Loss] for the year ended December 31, 1996                           --       (1,062,758)
                                                                   -----------    -----------

   Balance at December 31, 1996                                     (1,500,000)       674,061

Warrants Issued for Cost of Advertising Credits - Restatement         (108,170)          --
                                                                   -----------    -----------

   Adjusted Balance at December 31, 1996                            (1,608,170)       674,061

Issuance of Shares for Consulting Services                                --          275,000

Issuance of Shares on Consulting Services                                 --          196,875

Private Placement                                                         --           34,500

Issuance of Shares for Professional Services                              --           27,749

Private Placement                                                         --           33,750

Issuance of Shares for Consulting Services                                --          235,625

Private Placement                                                         --          123,000

Advertising Credits Used                                               213,732        213,732

Net [Loss] for the year ended December 31, 1997                           --       (3,631,105)
                                                                   -----------    -----------

   Balance at December 31, 1997                                    $(1,394,438)   $(1,816,813)
                                                                   ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                         Cumulative
                                                                                                                           Amounts
                                                                                                                            from
                                                                                                                        July 9, 1992
                                                                                                                       [Inception of
                                                                                                                        the Current
                                                                                                                        Development
                                                                                         Years ended                     Stage] to
                                                                                         December 31,                   December 31,
                                                                                1 9 9 7              1 9 9 6              1 9 9 7
                                                                                -------              -------              -------
Operating Activities:
   Net [Loss]                                                                 $(3,631,105)         $(1,062,758)         $(5,920,317)
                                                                              -----------          -----------          -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Decrease [Increase] in Due from Officers                                       --                    530                 (120)
      Depreciation and Amortization                                                13,258                 --                 15,871
      Contract Services Paid with Common Stock                                    729,970              213,562            1,167,015
      Interest Paid with Common Stock                                                --                300,000              300,000
      Amortization of Advertising Credits                                         213,732                 --                213,732
      Loss on Disposal of Property and Equipment                                   44,072                 --                 44,072

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Other Current Assets                                                       (1,000)                --                 (1,000)
        Miscellaneous Receivables                                                 200,000             (200,000)                --
        Other Assets                                                                  100                 --                 20,200
        Security Deposits                                                          18,149              (21,258)               1,176
        Accounts Receivable                                                          --                   --                  2,998

      Increase [Decrease] in:
        Accounts Payable                                                          137,078              (24,050)             101,504
        Accrued Expenses                                                        1,584,156               30,084            1,622,612
        Accrued Salaries                                                           48,686                 --                 48,686
        Accrued Payroll Taxes                                                       6,146                8,506               16,696
        Cash Overdraft                                                             18,804                 --                 18,804
        Due to Officer                                                              3,000                 --                  3,000
                                                                              -----------          -----------          -----------

      Total Adjustments                                                         3,016,151              307,374            3,575,246
                                                                              -----------          -----------          -----------

   Net Cash - Operating Activities - Forward                                     (614,954)            (755,384)          (2,345,071)
                                                                              -----------          -----------          -----------

Investing Activities:
   Purchase of Fixed Assets                                                       (39,674)             (75,990)            (118,212)
   Prepaid Research Testing                                                          --                   --                 (7,734)
   Proceeds from Sale of Fixed Assets                                              21,000                 --                 21,000
                                                                              -----------          -----------          -----------

   Net Cash - Investing Activities - Forward                                  $   (18,674)         $   (75,990)         $  (104,946)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                         Cumulative
                                                                                                                           Amounts
                                                                                                                            from
                                                                                                                        July 9, 1992
                                                                                                                       [Inception of
                                                                                                                        the Current
                                                                                                                        Development
                                                                                        Years ended                      Stage] to
                                                                                        December 31,                    December 31,
                                                                                1 9 9 7              1 9 9 6              1 9 9 7
                                                                                -------              -------              -------
   Net Cash - Operating Activities - Forwarded                                $  (614,954)         $  (755,384)         $(2,345,071)
                                                                              -----------          -----------          -----------

   Net Cash - Investing Activities - Forwarded                                    (18,674)             (75,990)            (104,946)
                                                                              -----------          -----------          -----------

Financing Activities:
   Interim Loan Financing                                                            --                300,000              385,000
   Proceeds from Issuance of Common Stock                                         196,528              973,620            2,092,904
                                                                              -----------          -----------          -----------
   Net Cash - Financing Activities                                                196,528            1,273,620            2,477,904
                                                                              -----------          -----------          -----------

   Net [Decrease] Increase in Cash and Cash
      Equivalents                                                                (437,100)             442,246               27,887
Cash and Cash Equivalents - Beginning of Periods                                  450,880                8,634              (14,107)
                                                                              -----------          -----------          -----------
   Cash and Cash Equivalents - End of Periods                                 $    13,780          $   450,880          $    13,780
                                                                              ===========          ===========          ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
      Interest                                                                $      --            $     7,500          $     9,047
      Income Taxes                                                            $      --            $      --            $      --


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

Organization - In July 1996, IMSCO, Inc. was reincorporated in Delaware as IMSCO Technologies, Inc. The Company filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name surviving corporation became IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the Company held one share of common stock, par value $.0001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him.

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

The Company's subsidiaries, Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"] [the subsidiaries] were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of December 31, 1997, the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] an BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expended as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

Cash Equivalents - The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. At December 31, 1997, the Company had no cash equivalents.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Earnings  [Loss] Per Share - Earnings  per share of common  stock  reflects  the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FASB"], has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earning per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior period earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "earning per share," and replaces its primary earnings per share with a new basic earning per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earning for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[2] Leases

In 1997, the Company entered into an operating lease for office space which expires in March 2000. Rental expense for the operating lease was $15,890 and $22,470 for the year ended December 31, 1997 and 1996, respectively. Under the terms of the lease the Company is responsible for all utilities.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Leases [Continued]

In September 1996, the Company established an office at 950 Third Avenue, New York, New York, consisting of approximately 2,500 square feet of space, with the intention of conducting its sales, marketing and finance related activities. The Company has decided that it will be more efficient and cost effective to run all of its activities from the North Andover office for the near future. The lease at 950 Third Avenue, New York, was for a term of five years at an annual base rental of $32 per square foot. The 950 Third Avenue lease was terminated on July 10, 1997. The Company forfeited its security deposit and paid other fees due to the termination of the lease. Rental expense for the above lease was $24,367 for the year ended December 31.

The Company entered into various leases for equipment during the year ended December 31, 1996.

Minimum annual rentals under non-cancelable operating leases having term of more than one year are as follows:

   Year ending
   December 31,

      1998                           $ 30,566
      1999                           $ 26,935
      2000                           $  3,973

Rental expense for the above leases was $16,706 for the year ended December 31, 1997.

[3] Income Taxes

Due to loses incurred for the years ended December 31, 1997 and 1996, the Company recorded no tax provisions. The Company provided $619 and $456 for state and local franchise and capital taxes for the year ended December 31, 1997 and 1996. These expenses have been included in selling, general and administrative expenses for each of the years presented.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

Federal Statutory rate                    (34)%       (34)%
Increase in Valuation Allowance            34          34
                                      -------     -------
   Effective Tax Rate                      --          --
                                      =======     =======

The Company has approximately $6,540,000 of net operating losses as of December 31, 1997 which may reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on generating sufficient taxable income prior to their expiration through the year 2012. In addition, the Internal Revenue Code of 1986 includes provisions which may limit the net operating loss carryforwards available for uses in any given year if certain events occur including significant changes in stock ownership.

The Company has recorded a deferred tax asset of approximately $2,616,000 at December 31, 1997, principally related to its net operating loss carryforwards. Such deferred tax asset has been completely offset by a valuation allowance in the same amount due to the uncertainty of its ultimate realization. The valuation allowance increased by federal $1,452,000 in 1997.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[3] Federal and State Income Taxes [Continued]

The following summarizes the operating loss carryforwards by year of expiration:

      Expiration Date                             Amount
      ---------------                             ------

December 31, 2001                           $     4,000
December 31, 2002                           $   181,000
December 31, 2003                           $   233,000
December 31, 2004                           $    88,000
December 31, 2005                           $    71,000
December 31, 2009                           $   863,000
December 31, 2010                           $   406,000
December 31, 2011                           $ 1,063,000
December 31, 2012                           $ 3,631,000

[4] Related Party Transactions

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

On September 20, 1996, the Company entered into the Media Purchase Agreement with Proxhill Marketing Ltd., wherein Proxhill Marketing Ltd. agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,364 shares of Common Stock, representing a price of $1.32 per share. The total cost of such transaction was $1,608,170 including the value of the 127,262 warrants issued by the Company to Proxhill Marketing Ltd [See Note 14]. In connection with the private placement of the Shares of Hampton Tech Partners II, LLC, Hampton Tech Partners and Proxhill Marketing Ltd., First Capital Investments, Inc. a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ["NASD"], received 242,272 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per share exercisable over a period ending July 31, 2001. For advertising and marketing services rendered to the Company in 1996 and 1997, Proxhill marketing Ltd. Also received 127,262 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. As of December 31, 1996, the registration statement for the Class A Warrant Common Stock and Class D Warrant Common Stock had not been declared effective.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[4] Related Party Transactions [Continued]

In 1996, Mr. Sol L. Berg, a Director and President of the Company, received 150,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. ["DPI"] based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 Decaf products, Inc. shares. In 1996, Mr. James G. Yurak, a Director and President of the DPI subsidiary, received 75,000 shares of Common Stock in exchange for shares of common stock in Decaf Products, Inc. ["DPI"] based on a conversion of .60 IMSCO Technologies, Inc. share for 1.00 Decaf Products, Inc. share. Mr. Yurak received another 75,000 shares of Common Stock in February 1997 upon the one year Anniversary of his employment agreement with DPI. In 1996, Dr. Alan Waldman entered into an understanding that he shall receive 100,000 shares of Common Stock representing payment for services due him under his consulting agreement through December 31,1996, with the shares vesting and being issued on January 1, 1997. In 1996, David E. Fleming, a member of Epstein, Becker & Green, P.C., counsel to the Company, was granted 90,000 shares of the Company's Common Stock in exchange for shares of Common Stock in Decaf Products, Inc. ["DPI"] based on a conversion of .60 IMSCO Technologies, Inc. shares for 1.00 DecafProducts, Inc. shares, which shares will vest on January 1, 1997. In 1996, Mr. Vernon Oberholtzer, a former Director of the Company who resigned in February 1997, received stock options to acquire 10,000 shares for a price of $1.32, exercisable over a period ending December 31, 1999. In 1996, Universal Sales, Inc. ["Universal"], a sales and marketing company of which Mr. Victor Bauer, a director of the Company, is President and a 50% shareholder, received cash compensation in the amount of $31,500 and 75,000 shares of Common Stock for services rendered to the Company, including the recruitment of the services of Mr. Abramson for the Company.

The balance of $3,000 Due to Officer relates to a short-term loan to the Company in 1997 which was paid in January 1998.

[5] Research and Development Costs

During the year ended December 31, 1997 and 1996, the Company charged $66,251 and $53,838, respectively to research and development expense.

[6] Stockholders' Equity

For the year ended December 31,1997 and 1996, respectively, 323,500 shares and 284,000 shares were issued by the Company for consulting and professional services rendered to the Company. Such services were valued at common stock price on the date such shares issued. The following expenses were charged to the value of such services rendered:

                                            Years ended
                                            December 31,
                                    -------------------------
                                     1 9 9 7         1 9 9 6
                                     -------         -------

Consulting                          $ 305,000       $ 284,000
Professional Services                  18,500              --
                                    ---------       ---------

   Totals                           $ 323,500       $ 284,000
                                    =========       =========

[7] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement. For cash, trade payables and short-term debt, the carrying amount approximated fair value because the near term maturities of items.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[8] Commitments

Under a media Purchase Agreement with Proxhill Marketing Ltd., it contractually agreed to finance $1.5 million of media for the Company's public relations and advertising campaign through Grow Marketing Services ["GROW"], an independent marketing company. In exchange for the Company issuing 1,136,363 shares of its common stock, representing a price of $1.32 per share, the Company acquired the $1.5 million of prepaid, dedicated media credits [the "Media Credits"] and certain media services. The media Purchase Agreement expires at the end of sixty [60] months or upon the depletion of the prepaid media credits.

On September 20, 1996, the Company entered into an agreement with NEWCO a privately held corporation based in St. Charles, Missouri for certain institutional manufacturing and marketing of the Decaffeination System. The Company agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to so-called "Office Coffee Supply" ["OCS"] subsection of the institutional coffee-maker market and will be the manufacturer of the DEFAFFOMATIC for the institutional marketplace in North American for a period of three years. Under the NEWCO Agreement, NEWCO has also agreed to pay the costs of making final working models, and the cost of creating moulds and related parts for the DECAFFOMATIC device for the institutional coffee-maker marketplace. All of the technology and final commercial model designs of the Decaffeination System will be the property of the Company.

In October 1997, the company entered into employment agreement with three officers of the Company. Such agreements provide for total annual compensation of $385,000. Two of the agreements expire in 1999, the third expires in the year 2000. The agreement with one of the officers provide for the granting of 250,000 warrant to purchase the Company's stock at $2.00 per share, for a period of five year from the date that they vest. Such options vest at the rate of 20,833 warrants quarterly over a three year period.

[9] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net Loss of $3,631,105 during the year ended December 31, 1997. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

There can be no assurance that management's plans to reduce operating losses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[10] Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $5,920,317 for the period July 7, 1992 through December 31, 1997.

[11] Advertising

The costs of advertising are expensed the first time the advertising takes place. For the year ended December 31, 1997 and 1996, the advertising expense was $223,961 and $1,800, respectively.

[12] Stock Based Compensation

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program [the "Option Program"], which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee [the "Administrator"] to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion; there are currently three employees so designated. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator [but not less than the par value of $.0001], subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be execisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the options is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant.

A summary of the activity under the Company's stock option plan is as follows:

                                                1 9 9 7            1 9 9 6
                                           ----------------   ----------------
                                                   Weighted           Weighted
                                                    Average            Average
                                                   Exercise           Exercise
                                           Shares    Price    Shares    Price
                                           -------    ----    -------    ----
Outstanding - Beginning of Years           110,000    1.45     10,000     .90
Granted or Sold During the Years              --      --      100,000    1.50
Canceled During the Years                     --      --         --      --
Expired During the Years                      --      --         --      --
Exercised During the Years                    --      --         --      --
                                           -------    ----    -------    ----

   Outstanding - End of Years              110,000    1.45    110,000    1.45
                                           =======    ====    =======    ====

   Exercisable - End of Years              110,000    1.45    100,000    1.45
                                           =======    ====    =======    ====

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[12] Stock Based Compensation [Continued]

The following table summarizes stock options information as of December 31, 1997:

                                             Weighted
                                              Average        Weighted
                                             Remaining       Average
                                            Contractual      Exercise
Stock Price                     Shares          Life          Price
                               ---------     ----------     ---------

$.90                              10,000            2.0           .90
$1.50                            100,000            8.7          1.50
                               ---------     ----------     ---------

   Totals                        110,000            8.1          1.45
   ------                      =========     ==========     =========

During 1996, the Company issued warrants to First Capital Investments and Proxhill Marketing Ltd. [See Note 8]. In 1997, the Company issued 50,111 Class B Warrants to purchase the Company's common shares at $2.50 per share in a private placement transaction.

A summary of warrant activity is as follows:

                                               1 9 9 7              1 9 9 6
                                         ------------------   -----------------
                                                   Weighted            Weighted
                                                    Average             Average
                                                   Exercise            Exercise
                                          Shares     Price     Shares    Price
                                         --------    -----    --------   -----

Outstanding - Beginning of Years          485,534     1.28     116,000     .90
Granted or Sold During the Years          300,111     2.08     369,534    1.40
Canceled During the Years                    --       --          --      --
Expired During the Years                     --       --          --      --
Exercised During the Years                (66,000)     .90        --      --
                                         --------     ----    --------    ----

   Outstanding - End of Years             719,645     1.65     485,534    1.28
                                         ========     ====    ========    ====

   Exercisable - End of Years             719,645     1.65     485,534    1.28
                                         ========     ====    ========    ====

The following table summarizes stock options information as of December 31, 1997:

                                                     Weighted         Weighted
                                                      Average          Average
                                                     Remaining        Exercise
Range of Exercise Prices             Shares             Life           Price
                                     ------             ----           -----

$ .90                                 50,000            1.70             .90
$1.32 to $1.40                       369,534            3.70            1.40
$2.00                                250,000            5.00            2.00
$2.50                                 50,111            5.00            2.50
                                     -------            ----            ----

Totals                               719,645            4.10            1.65
                                     =======            ====            ====

The Company applies accounting principles Board Options No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock options plans.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[12] Stock Based Compensation [Continued]

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expenses totaling $285,000 and $123,000 for the years ended December 31, 1997 and 1996, respectively, and the Company's net loss and net loss per share would have been as follows:

                                                   December 31,
                                           1 9 9 7              1 9 9 6
                                        -------------       -------------

Net Loss as Reported                    $  (3,631,105)      $  (1,062,758)
                                        =============       =============

Pro Forma Net Loss                      $  (3,916,105)      $  (1,185,758)
                                        =============       =============

Net Loss Per Share as Reported          $       (0.57)      $        (.32)
                                        =============       =============

Pro Forma Net Loss Per Share            $       (0.62)      $        (.35)
                                        =============       =============

The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions for the years ended December 31,1997 and 1996:

                                           1 9 9 7                1 9 9 6
                                           -------                -------

Expected Life [Years]                           5                    10
Interest Rate                                   6%                    6%
Annual Rate of Dividends                       --                    --
Volatility                                     74%                   74%

The weighted average fair value of options at date of grant using the fair value based method during 1996 was $1.14 and $1.23, respectively.

No stock compensation cost was recognized for stock-based employee amounts.

[13] Litigation

In June 1997, an action was commenced against the Company by Edmund Abramson and by WRA Consulting, Inc. in the Eleventh Judicial Circuit of Dade County, Florida. Abramson alleged breach of contract, claims damages of $1,400,000, plus attorneys fee. WRA alleged breach of contract, failure of the Company to deliver 150,000 registered shares of common stock and 150,000 warrants to purchase common stock to WRA Consulting, Inc. and claims damages in the amount of $800,000, plus attorneys fees. In January 1998, the action was settled by the Company agreeing to issue a total of 438,410 shares of common stock and 400,000 warrants to purchase common stock at $1.32 and $2.00. Included in the amount shown were warrants valued at approximately $650,000 pursuant to the fair value based method of SFAS #123.

On March 5, 1998, an action was commenced against the Company by BPV Enterprises, Inc. doing business as Universal sales in the Supreme Court of the State of New York, County of Suffolk. The plaintiff alleges breach of contract, claiming damages of $337,000 plus attorney's fees. In addition, plaintiff also claims that the Company owes it 75,000 shares of common stock and 75,000 warrants to purchase common stock for recruitment services that it performed for the Company during 1996. The Company cannot predict the outcome of this matter although it believes it has meritorious defenses and will vigorously defend the action. However, if such actions is unsuccessful, it may have a material adverse impact on the results of operations and financial condition of the Company. Alexander T. Hoffman, chairman of the Company, is a 50% shareholder of BPV Enterprises.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------


[14] Restatement

The Company's statement of stockholders' deficit has been restated to record the effect of the additional cost of media credits obtained from Proxhill Marketing, Ltd. in 1996 [See Note 4]. Such amount was $108,170, and represents the cost of warrants issued to Proxhill Marketing Ltd. The effect of such restatement of the 1996 financials was to increase deferred compensation and additional paid-in capital. Such restatement had no affect on the statement of operations.

[15]  New Authoritative Accounting Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.




                          . . . . . . . . . . . . . . .

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMSCO TECHNOLOGIES, INC.

                                          By: /s/ ALEXANDER T. HOFFMANN
                                              -----------------------------
                                              Alexander T. Hoffmann,
                                              Chief Executive Officer

                                          Date: April 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ ALEXANDER T. HOFFMANN
-------------------------------
Alexander T. Hoffmann, Chairman
and Chief Executive Officer

Date: April 15, 1998


/s/ SCOTT SINGER
-------------------------------
Scott Singer, Treasurer and Assistant Secretary
(Chief Financial and Accounting Officer)

Date: April 15, 1998


/s/ GARY A. GRAHAM
-------------------------------
Gary A. Graham, Director

Date: April 15, 1998


-------------------------------
Frank Lubrano, Director

Date: _________, 1998