Form 10KSB/A
period 1997-12-31
IMSCO INC /MA/
filed 1998-04-30
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


     Total operating expenses were $3,592,574 for 1997 in comparison to $758,280 for 1996, an increase of 374%. The increase in these costs from 1996 to 1997 was primarily due to increased outside consultants' and professional fees, litigation settlement costs, higher costs under research agreements with outside institutions, and more staffing and wages and salaries for research and development being performed in 1997 than those incurred in 1996 as the Company continues further product research, development and refinement on its Decaffomatic and other separation technologies. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.33) for the year ended December 31, 1996, in comparison to a loss per share of $(.57) for the year ended December 31, 1997.


     At December 31, l997, the Company had total assets of $58,940. Total liabilities of $1,875,753 and total stockholders' deficit of $(1,816,813).


Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995


     Net losses increased from $406,086 for the year ended December 31, 1995 to $1,062,758 for the year ending December 31, 1996, a 162% increase. The Company had no revenues or operating income for years ended December 31, 1995 and December 31, 1996 from continuing operations. For the year ended December 31, 1995, the Company earned $3,070 in interest on its interest bearing investment account. $3,022 in interest was earned for the comparable period in 1996.

     Total operating expenses were $408,700 for 1995 in comparison to $758,280 for 1996, an increase of 86%. The increase in these costs from 1995 to 1996 was primarily due to increased outside consultants' fees, higher costs under research agreements with outside institutions, and more staffing and wages and salaries for research and development being performed in 1996 than those incurred in 1995 as the Company continues further product research, development and refinement on its Decaffomatic and other separation technologies. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.33) for the year ended December 31, 1996, in comparison to a loss per share of $(.14) for the comparable year in 1995.

     At December 31, l995, the Company had total assets of $12,980. Total liabilities of $63,343 and total stockholders' deficit of $(50,363). At December 31, l996, the Company had total assets of $751,944, an increase of $738,964 from the comparable period in l995, total liabilities of $77,883 an increase of $14,540 from l995, and a total stockholders' equity of $674,861, in comparison to a stockholders' deficit of $(50,363) in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had negative working capital as of December 31, l997, of $1,860,973 in comparison to a positive working capital position as of December 31, l996 of $572,997. The Company had an accumulated deficit of $2,910,120 at December 31, l996, in comparison to an accumulated deficit of $6,541,225 December 31, l997. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

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

     10.5.-- Consulting Agreement between the Company and Edmund Abramson dated August 13, 1996.(3)

     10.6.-- Consulting Agreement between the Company and WRA Consulting, Inc., dated August 13, 1996.(3)

     10.7 -- Agreement between the Company and Universal Sales dated as of September 1, 1996.(3)

     10.8 --   Employment   Agreement  dated  as  of  October  1,  1997  between
               Alexander T. Hoffmann and the Company.(4)

(b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K for the year ending December 31, l997.

Footnotes

(1) Filed as Exhibits to the Company's Form 10-KSB dated July 14, 1994, File Number 0-24520, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Form 10-KSB for the year ended December 31, 1995, File Number 0-24520, and incorporated by reference herein.

(3) Filed as Exhibits to the Company's Form 10-KSB for the year ended December 31, 1996, File Number 0-24520, and incorporated by reference herein.

(4) Filed as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 1997, File Number 0-24520, and incorporated by reference herein.

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

                                          Date: April 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ ALEXANDER T. HOFFMANN
-------------------------------
Alexander T. Hoffmann, Chairman
and Chief Executive Officer

Date: April 28, 1998


/s/ SCOTT SINGER
-------------------------------
Scott Singer, Treasurer and Assistant Secretary
(Chief Financial and Accounting Officer)

Date: April 28, 1998


/s/ GARY A. GRAHAM
-------------------------------
Gary A. Graham, Director

Date: April 28, 1998


-------------------------------
Frank Lubrano, Director

Date: _________, 1998