Form 10QSB
period 1998-03-31
IMSCO INC /MA/
filed 1998-05-20
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

Commission file number 0-24520

                            IMSCO TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                     04-3021770
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

        40 Bayfield Drive, North
         Andover, Massachusetts                                01845
(Address of principal executive offices)                     (Zip Code)


                                 (978) 689-2080
                         (Registrant's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes _X_           No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,155,344.

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

Part I - Financial Statements:

         Balance Sheets - March 31, 1998 and December 31, 1997 ...........     3

         Statement of Operations - For the Three Months Ended ............     4
         March 31, 1998 and March 31, 1997

         Statement of Cash Flows - For the Three .........................     5
         Months Ended March 31, 1998 and March 31, 1997

         Statement of Stockholders' Equity - For the Year ................     6
         Ended December 31, 1997 and the Three Months
         Ended March 31, 1998

         Notes to Unaudited Financial Statements .........................     7

         Management's Discussion and Analysis or
         Plan of Operation ...............................................    10

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                                  BALANCE SHEET
                   AS OF March 31, 1998 AND DECEMBER 31, 1997


                                                                         1998           1997
                                                                      -----------    -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                       $    94,126    $    13,780
      Prepaid Insurance                                                     1,000           1000
                                                                      -----------    -----------
      TOTAL CURRENT ASSETS                                            $    95,126         14,780
                                                                      -----------    -----------

FIXED ASSETS
      Property and equipment                                              123,067        123,066
      Leasehold improvements                                                5,845          5,845
      Accumulated depreciation                                            (90,520)       (88,250)
                                                                      -----------    -----------
      NET FIXED ASSETS                                                     38,392         40,661
                                                                      -----------    -----------

OTHER ASSETS
DEPOSITS                                                                    3,499          3,499
                                                                      -----------    -----------
TOTAL ASSETS                                                          $   137,017    $    58,940
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                            0    $    18,804
      Accounts payable                                                $   150,356        165,955
      Due to Officer                                                            0          3,000
      Accrued salaries                                                    142,438         48,686
      Accrued expenses                                                     81,778      1,622,612
      Accrued payroll taxes                                                 6,356         16,696
                                                                      -----------    -----------
TOTAL CURRENT LIABILITIES                                                 380,928      1,875,753
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY  (DEFICIT)
      Common stock-authorized 15,000,000
      shares at $.0001 par value; 7,155,344 and
      6,516,536 shares issued and outstanding at
      March 31, 1998 and December 31, 1997, respectively                      716            652
      Additional paid-in capital                                        8,176,050      6,118,198
      Accumulated Deficit
      Developments stage                                               (6,257,501)    (5,920,317)
      Deferred Compensation Note 4                                       (147,830)
      Prepaid advertising credits                                      (1,394,438)    (1,394,438)
      Discontinued operations                                            (620,908)      (620,908)
                                                                      -----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (243,911)    (1,816,813)
                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                      $   137,017    $    58,940
                                                                      ===========    ===========

          The following notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of
                the current development stage) TO MARCH 31, 1998

                                                                     Cumulative
                                                                       amounts
                                                                    from current
                                                                     development
                                          1998           1997           stage
                                      -----------    -----------    -----------

Development Expense                   $         0    $    37,320    $   263,114
Salaries and Wages                         49,502         55,250        485,145
Officer Salaries                           76,346         31,250        600,129
Payroll Taxes                               2,672         12,083         87,698
Outside Labor                               2,132              0        156,672
Professional Services                      94,356        235,364      1,789,697
Rent                                        3,973         15,178        169,392
Insurance                                  20,108          7,481        109,709
Travel and Business Meeting                47,082         16,110        165,621
Auto Expense                                4,476            441         45,015
Telephone and Utilities                     2,296          6,163         52,369
Office Expense                              2,118          7,662         95,391
Equipment Rental                            1,797          7,949         26,622
Contribution                                  600              0            600
Corporate Fees                              7,000          9,648
                                                                         67,173
Advertising                                     0         39,050        225,761
Marketing Expense                          20,000              0         20,000
Depreciation and Amortization               2,270              0         15,528
Litigation Settlement                           0              0      1,538,392
Franchise Tax                                 456              0          1,987
                                      -----------    -----------    -----------
TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                   337,184        480,949      5,916,015

OTHER INCOME (EXPENSE)
Dividend and Interest Income                    0          3,245         11,633
Interest Expense                                0              0       (309,047)
Loss on sale of fixed assets                    0              0        (44,072)
                                      -----------    -----------    -----------

Other Income (Expense) - Net                    0           3245       (341,486)

LOSS BEFORE INCOME TAXES                 (337,184)      (477,704)    (6,257,501)
Provision for Income Tax                        0              0              0
                                      -----------    -----------    -----------


NET LOSS                              $  (337,184)   $  (477,704)   $(6,257,501)
                                      ===========    ===========    ===========

LOSS PER SHARE
                                      $      (.05)   $     (0.08)          (.93)



        The accompanying notes are an integral part of these statements.

                            IMSCO TECHNOLOGIES, INC.
                         a development stage enterprise
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)

                                                                                     Cumulative Amounts
                                                                                        from current
                                                          1998           1997        development stage
                                                       -----------    -----------    -----------------
Cash flows from operating activities:
      Cash received from dividends and interest        $         0    $     3,245       $    11,633
      Cash paid to suppliers and employees                (169,054)      (327,667)       (2,502,492)
                                                       -----------    -----------       -----------
          Net cash provided by operating activities       (169,054)      (324,422)       (2,514,125)

Cash flows from investing activities:
      Prepaid research testing                                                               (7,734)
      Purchase of Fixed Assets                                            (39,229)         (118,212)
      Sale of Fixed Assets                                                                   21,000
                                                                      -----------       -----------
           Net cash provided by investing activities                      (39,229)         (104,946)

Cash flows from financing activities:
      Cash flow for non-deductible expenses
      Cash flow from financing
      Interim loan financing from officers                                                  385,000
      Proceeds from issuance of common stock               249,400                        2,342,304
                                                       -----------    -----------       -----------
           Net cash provided by financing activities                            0         2,727,304

Net Increase in cash and cash equivalents                   80,346       (363,651)          108,233
Cash and cash equivalents at beginning of period            13,780        450,879           (14,107)
                                                       -----------    -----------       -----------

Cash and cash equivalents at end of period             $    94,126    $    87,228       $    94,126
                                                       ===========    ===========       ===========


RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES


      Net Loss                                         $  (337,184)   $  (477,704)      $(6,257,501)
                                                       -----------    -----------       -----------

      Decrease (increase) in Prepaid Advertising                           35,500           213,732
      Decrease (increase) in Due from Officers                            (25,000)             (120)
      Depreciation and Amortization                                                          18,141
      Stock issued to retire debt / services             1,808,516        155,280         3,275,531
      Increase (decrease) in Accounts Payable              (15,599)        (1,500)           85,905
      Increase (decrease) in Accrued Payroll Taxes         (10,340)       (10,542)            6,356
      Increase (Decrease) in Accrued Expenses           (1,540,834)          (456)           81,778
      Decrease (increase) in Deposits                                                         1,176
      Prepaid Insurance                                                                      (1,000)
      Decrease (increase) in Accounts Receivable                                              2,998
      Decrease (increase) in  Assets                           (1)                           20,199
      Loss on sale of Fixed Assets                                                           44,072
      Decrease (increase) in Cash Overdraft                (18,804)                               0
      Accrued Salaries                                      93,752                          142,438
      Increase (decrease) in prepaid Consulting           (147,830)                        (147,830)
      Decrease (increase) in dues to Officers               (3,000)                               0
                                                       -----------    -----------       -----------
            Total adjustments                              165,860        153,282         3,743,376
                                                       -----------    -----------       -----------

      Net cash provided by operating activities        $  (169,054)   $  (324,422)      $(2,514,125)
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

                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE
                        THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                   Number of                Paid-in    Accumulated
                                                    Shares      Amount      Capital      Deficit
                                                   ----------   -------   ----------   -----------

Balance at December 31, 1996                        6,092,425   $   609   $5,083,572   $(2,910,120)
Warrants Issued for Cost of
     Advertising Credits - Restatement                   --        --        108,170          --
                                                   ----------   -------   ----------   -----------

   Adjusted Balance at December 31, 1996            6,092,425       609    5,191,742    (2,910,120)
Issuance of Shares for Consulting Services            100,000        10      274,990          --
Issuance of Shares on Consulting Services              75,000         8      196,867          --
Private Placement                                      23,000         2       34,498          --
Issuance of Shares for Professional Services           18,500         2       27,747          --
Private Placement                                      15,000         2       33,748          --
Issuance of Shares for Consulting Services            130,000        13      235,612          --
Private Placement                                      62,611         6      122,994          --
Advertising Credits Used                                 --        --           --            --
Net [Loss] for the year ended December 31, 1997          --        --           --      (3,631,105)
                                                   ----------   -------   ----------   -----------
   Balance at December 31, 1997                     6,516,536   $   652   $6,118,198   $(6,541,225)
                                                   ==========   =======   ==========   ===========

Warrants exercised                                     66,000         7       59,393          --
Options exercised                                                             10,000          --
Issuance of Shares for Consulting
  and Prepaid Consulting                              125,000        13      203,111          --

Private Placement,                                                           180,000          --
Issuance of Shares for  Services Rendered              48,727         5       66,995          --
Issuance of Shares to Settle Litigation               399,081        39    1,538,353          --
Net [Loss] for the Quarter ended March 31, 1998          --        --           --        (337,184)
                                                   ----------   -------   ----------   -----------
Balance at March 31, 1998                           7,155,344   $   716   $8,176,050   $(6,878,409)
                                                   ==========   =======   ==========   ===========


                                                                                      Total
                                                                                      Common
                                                                       Prepaid        Stock
                                                                     Advertising    Stockholders'
                                                        Credits         Deferred       Equity
                                                       Receivable    Compensation     [Deficit]
                                                      -----------    -----------    -----------

   Balance at December 31, 1996                       $(1,500,000)          --      $   674,061
   Warrants Issued for Cost of
     Advertising Credits - Restatement                   (108,170)
                                                      -----------    -----------    -----------

   Adjusted Balance at December 31, 1996               (1,608,170)                      674,061
Issuance of Shares for Consulting Services                   --                         275,000
Issuance of Shares on Consulting Services                    --                         196,875
Private Placement                                            --                          34,500
Issuance of Shares for Professional Services                 --                          27,749
Private Placement                                            --                          33,750
Issuance of Shares for Consulting Services                   --                         235,625
Private Placement                                            --                         123,000
Advertising Credits Used                                  213,732                       213,732
Net [Loss] for the year ended December 31, 1997              --                      (3,631,105)
                                                      -----------    -----------    -----------
   Balance at December 31, 1997                       $(1,394,438)            00    $(1,816,813)
                                                      ===========    ===========    ===========

Warrants exercised                                           --                          59,400
Options exercised                                            --                          10,000
Issuance of Shares for Consulting
  and Prepaid Consulting                                     --         (147,830)
                                                                                         55,294
Private Placement,                                           --                         180,000
Issuance of Shares for  Services Rendered                    --                          67,000
Issuance of Shares to Settle Litigation                      --                       1,538,392
Net [Loss] for the Quarter ended March 31, 1998              --                        (337,184)
                                                      -----------    -----------    -----------
Balance at March 31, 1998                             $(1,394,438)   $  (147,830)   $  (243,911)
                                                      ===========    ===========    ============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "earnings per share," and replaces its primary earnings per share with a new basic earning per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earning for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2] Stockholders' Equity

For the three months ended March 31, 1998, 173,727 shares and were issued by the Company for consulting and professional services rendered to the Company. Such services were valued at common stock price on the date such shares issued. The following expenses were charged to the value of such services rendered:

                                                     Three Months ended
                                                       March 31, 1998

Deferred Compensation                                     $ 147,830
Consulting                                                   55,294
Professional Services                                        20,000
Travel                                                       27,000
Marketing Expense                                            20,000
                                                             ------
Totals                                                      270,124
------                                                     ========

[3] Legal Proceedings

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

[4] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net Loss of $337,184 during the quarter ended March 31, 1998. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[5] Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $6,257,501 for the period July 7, 1992 through March 31, 1998.

            Management's Discussion and Analysis of Plan of Operation

General

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July,1992, the Company has generated and accumulated deficit of $6,255,231 at March 31, 1998 and has a total accumulated deficit of $6,876,139.

The Company had no revenue from continuing operation in the years ending through December 31, 1997. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinued operation and was reactivated and entered into a new development stage in July 1992.

The Company's losses incurred since the inception have resulted principally from expenditures under its research and development programs, and the Company experts to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of the commercialization activities. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology which is called the
DECAFFOMATIC and is anticipating sales thereof to commence in 1998, the Company's results of operations may vary significantly for quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

The Company's ability to achieve sales and increase its level of revenue depend upon its ability to secure additional financing and future licenses, if any, and successfully development, test and sell Company's products. The Company's ability to general significant revenue and become profitable is dependent in large part on its commercializing the Company's leading product, the DECAFFOMATIC, expanding in manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to successfully commercialize products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

Statements include in this "Management's Discussion and Analysis or Plan of Operation" Section, and in other sections of the Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in historical or current facts are "forward-looking statements" made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results t differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. There are numerous risk factors that in some cases have affected and in the future could affect the Company's actual results an could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and the analysis should be read in conjunction with the Financial Statements and notes to Financial Statements which appear elsewhere in this report.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING MARCH 31, 1998;

COMPARED WITH MARCH 31, 1997

Net losses decreased from $477,704 from the three months ending March 31, 1997 of $337,184 for the three months ending March 31 1998. The Company had no revenue or operating income for the quarters ended March 31, 1997 and March 31, 1998 from continuing operation. The Company has interest income of $3245 for the three months ended March 31, 1997 and none in 1998. The general administrative and development expenses were $337,184 for the three months ended March 31, 1998, in comparison to $480,949 for the three months ended March 31 1997. The decrease in these costs from 1997 to 1998 was in most expense categories, including no development expenses which decrease from $37,250 in the three months of 1997. Additional decreased expenses were incurred in professional services, which decreases from $235,364 in the three months of 1997 to $94,356 in the three months of 1998, which decreases were primarily from legal costs and filing fees incurred in connection with the Company's patent applications from its technology in 1997. Salaries and wages, officers salaries and related payroll taxes were $49,502, $76,346, $2672, respectively, for the first quarter of the 1998 in comparison to $55,250, $31,250 and 12,083 respectively for the first quarter of 1997. Rent decreased from$15,778 for the three months ended March 31, 1997, to $3973 for the three months ended March 31, 1998 a decrease of $11,205 which was primarily due to the termination of the office lease and costs incurred as a result of the Company leasing office space at 950 Third Avenue, New York, New York in October 1996. This lease was terminated in July, 1997. Most of the additional costs in the third quarter of 1997 in comparison to the third quarter of 1996 were related to further development, refinements and early stage marketing efforts of the Company's Decaffamatic seperation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At March 31, 1998, the Company had a total assets of $137,017 and at December 31, 1997, the Company had a total assets of $58,940, an increase of $78,077. At December 31,1997 the Company had total liabilities of $1,875,753 and at March 31, 1998 the Company had total liabilities of $380,928. At March 31, 1998 the Company had total stockholders' deficit of $(243,911) in comparison to a total stockholders' deficit of $(1,816,813) at December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit position as of March 31, 1998, of $(285,802) in comparison to a deficit position of $(1,860,973) as of December 31, 1997. The Company had an accumulated deficit of $6,541,225 for the period ended December 31, 1997, in comparison to an accumulated deficit of $6,878,409 as of March 31, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended March 31, 1998, the Company's cash requirements were satisfied from the proceeds of common stock sales. During the three months ended March 31, 1997, the Company's cash requirements were satisfied from its investments and cash on hand from the proceeds of prior common stock sales.

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



                                               Imsco Technologies, Inc.



Dated: May 20, 1998                            By: /s/ ALEXANDER T. HOFFMANN
                                                   ----------------------------
                                                   Alexander T. Hoffmann, Chief
                                                   Executive Officer