Form 10QSB
period 1998-06-30
IMSCO INC /MA/
filed 1998-08-19
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

       Yes _X_           No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,581,278.

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

Part I - Financial Statements:

         Balance Sheets - June 30, 1998 and 1997 ..........................    3

         Statement of Operations - For the Six Months Ended ...............    4
         June 30, 1998 and June 30, 1997
         Statement of Operations  For the Three months ended
         June 30, 1998 and 1997 ...........................................    5
         Statement of Cash Flows - For the Six ............................    6
         Months Ended June 30, 1998 and June 30, 1997
         Statement of Cash Flows - For the Three ..........................    7
         Months Ended June 30, 1998 and June 30, 1997
         Statement of Stockholders' Equity - For the Year .................    8
         Ended December 31, 1997 and the Six Months
         Ended June 30, 1998

         Notes to Unaudited Financial Statements ..........................    9

         Management's Discussion and Analysis or
         Plan of Operation ................................................   12

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEET
                          As of June 30, 1998 and 1997

                                                        1998            1997
                                                     -----------    -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $    15,896    $    93,018
     Prepaid Taxes                                                        5,236
     Prepaid Insurance                                     1,000
                                                     -----------    -----------
     TOTAL CURRENT ASSETS                            $    16,896         98,254
                                                     -----------    -----------

FIXED ASSETS
     Property and equipment                              123,067        138,064
     Leasehold improvements                                5,845          5,845
     Accumulated depreciation                            (92,790)       (78,246)
                                                     -----------    -----------
     NET FIXED ASSETS                                     36,122         65,663
                                                     -----------    -----------

DUE FROM OFFICER                                                         25,000
DEPOSITS                                                   3,499         21,748
                                                     -----------    -----------
Total Other Assets                                         3,499         46,748
                                                     -----------    -----------
TOTAL ASSETS                                         $    56,517    $   210,665
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                $   136,352         24,378
     Due to Officer                                        6,500
     Accrued salaries                                        559         38,000
     Accrued expenses                                     81,778
     Accrued payroll taxes                                16,811              8
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                242,000         62,386
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock-authorized 1,000,000
     shares at $.0001 par  value; 0 shares
     shares  issued and outstanding
     Common  stock-authorized 15,000,000
     shares at $.0001 par value; 7,581,278 and
     6,516,536 shares issued and outstanding at
     June 30, 1998 and June 30, 1997, respectively           759            627
     Additional paid-in capital                        9,944,151      5,318,772
     Deficit Accumulated:
     Developments stage                               (7,967,217)    (3,155,774)
     Discontinued Operations                            (620,908)      (620,908)
     Deferred Compensation Note 4                       (147,830)
     Prepaid advertising credits                      (1,394,438)    (1,394,438)


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (185,483)       148,279
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                     $    56,517    $   210,665
                                                     ===========    ===========

         The following notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage) TO JUNE 30, 1998


                                                              Cumulative amounts
                                                                    from current
                                      1998           1997      development stage
                                  -----------    -----------   -----------------

Development Expense               $    33,000    $    40,751        $   296,114
Salaries and Wages                    262,167        100,000            697,810
Officer Salaries                      206,705         72,500            730,488
Payroll Taxes                          11,085         19,702             96,111
Outside Labor                       1,193,093          7,090          1,347,633
Professional Services                 186,649        432,752          1,881,990
Rent                                    9,859         32,312            175,278
Insurance                              37,408         17,796            127,009
Travel and Business Meeting            50,356         25,941            168,895
Auto Expense                            7,193            739             47,732
Telephone and Utilities                 5,266          9,026             55,339
Office Expense                          4,917         10,844             98,190
Equipment Rental                        4,880         14,217             29,705
Contribution                              625              0                625
Corporate Fees                          8,701         13,602             68,874
Advertising                                 0         39,075            225,761
Marketing Expense                      20,000              0             20,000
Depreciation and Amortization           4,540              0             17,798
Litigation Settlement                       0              0          1,538,392
Franchise Tax                             456              0              1,987
                                  -----------    -----------        -----------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE             2,046,900        836,347          7,625,731

OTHER INCOME (EXPENSE)
Dividend and Interest Income                0          3,245             11,633
Interest Expense                            0              0           (309,047)
Loss on sale of fixed assets                0        (33,980)           (44,072)
                                  -----------    -----------        -----------

Other Income (Expense) - Net                0        (30,775)          (341,486)

LOSS BEFORE INCOME TAXES           (2,046,900)      (867,122)        (7,967,217)
Provision for Income Tax                    0            560                  0
                                  -----------    -----------        -----------


NET LOSS                          $(2,046,900)   $  (866,562)       $(7,967,217)
                                  ===========    ===========        ===========

LOSS PER SHARE                    $      (.28)   $      (.08)       $     (1.08)



        The accompanying notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                      1998               1997
                                                      ----               ----

Development Expense                              $    33,000        $     3,431
Salaries and Wages                                   212,665             51,417
Officer Salaries                                     130,359             34,584
Payroll Taxes                                          8,413              7,620
Outside Labor                                      1,190,961              7,090
Professional Services                                 92,293            197,388
Rent                                                   5,886             17,134
Insurance                                             17,300             10,315
Travel and Business Meeting                            3,274              9,831
Auto Expense                                           2,717                298
Telephone and Utilities                                2,970              2,863
Office Expense                                         2,799              3,180
Equipment Rental                                       3,083              6,268
Contribution                                              25                  0
Corporate Fees                                         1,701              3,954
Advertising                                                0                 25
Marketing Expense                                          0                  0
Depreciation and Amortization                          2,270                  0
Litigation Settlement                                      0                  0
Franchise Tax                                              0                  0
                                                 -----------        -----------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                            1,709,716            355,398

OTHER INCOME (EXPENSE)
Dividend and Interest Income                               0              1,100
Interest Expense                                           0                  0
Loss on sale of fixed assets                               0            (34,000)
                                                 -----------        -----------

Other Income (Expense) - Net                               0            (32,900)

LOSS BEFORE INCOME TAXES                          (1,709,716)          (388,298)
Provision for Income Tax                                   0               (560)
                                                 -----------        -----------


NET LOSS                                         $(1,709,716)       $  (388,858)
                                                 ===========        ===========

LOSS PER SHARE                                   $      (.23)       $     (0.06)


        The accompanying notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)


                                                                                   Cumulative Amounts
                                                                                      from current
                                                           1998           1997     development stage
                                                       -----------    -----------  ------------------
Cash flows from operating activities:
      Cash received from dividends and interest        $         0    $     4,345    $    11,633
      Cash paid to suppliers and employees                (377,284)      (341,861)    (2,733,988)
                                                       -----------    -----------    -----------
          Net cash provided by operating activities       (377,284)      (337,516)    (2,722,355)

Cash flows from investing activities:
      Prepaid research testing                                            (41,345)        (7,734)
      Purchase of Fixed Assets                                             21,000       (118,212)
      Sale of Fixed Assets                                                                21,000
                                                                      -----------    -----------
           Net cash provided by investing activities                      (20,345)      (104,946)

Cash flows from financing activities:


      Interim loan financing from officers                                               385,000
      Proceeds from issuance of common stock               379,400                     2,472,304
                                                       -----------    -----------    -----------
           Net cash provided by financing activities       379,400              0      2,857,304

Net Increase in cash and cash equivalents                    2,116       (357,861)        30,003
Cash and cash equivalents at beginning of period            13,780        450,879        (14,107)
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of period             $    15,896    $    93,018    $    15,896
                                                       ===========    ===========    ===========


     RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


      Net Loss                                         $(2,046,900)   $  (866,562)   $(7,967,217)
                                                       -----------    -----------    -----------
      Decrease (increase) in Prepaid Advertising                           35,500        213,732
      Decrease (increase) in Due from Officers                            (25,000)          (120)
      Depreciation and Amortization                          4,540                        20,411
      Stock issued to retire debt / services             3,446,660        305,280      4,913,675
      Increase (decrease) in Accounts Payable              (29,605)        (4,500)        71,899
      Increase (decrease) in Accrued Payroll Taxes             115        (10,542)        16,811
      Increase (Decrease) in Accrued Expenses           (1,540,834)       194,308         81,778
      Decrease (increase) in Deposits                                                      1,176
      Decrease (increase) Prepaid Insurance                                               (1,000)
      Decrease (increase) in Accounts Receivable                                           2,998
      Decrease (increase) in  Assets                            (1)                       20,199
      Loss on sale of Fixed Assets                                         34,000         44,072
      Decrease (increase) in Cash Overdraft                (18,804)                            0
      Increase (decrease) Accrued Salaries                 (48,125)                          561
      Increase (decrease) in prepaid Consulting           (147,830)                     (147,830)
      Increase (decrease) in due to Officers                 3,500                         6,500
                                                       -----------------------------------------
            Total adjustments                            1,669,616        529,046      5,244,862
                                                       -----------    -----------    -----------

      Net cash provided by operating activities        $  (377,284)   $  (337,516)   $(2,722,355)
                                                       ===========    ===========    ===========


          The following notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                           1998           1997
                                                       -----------    -----------
Cash flows from operating activities:
      Cash received from dividends and interest        $         0    $     1,100
      Cash paid to suppliers and employees                (208,230)       (14,194)
                                                       -----------    -----------
          Net cash provided by operating activities       (208,230)       (13,094)


Cash flows from investing activities:
      Prepaid research testing
      Purchase of Fixed Assets                                             (2,116)
      Sale of Fixed Assets                                                 21,000
                                                                      -----------
           Net cash provided by investing activities                       18,884

Cash flows from financing activities:
      Cash flow for non-deductible expenses
      Cash flow from financing
      Interim loan financing from officers
      Proceeds from issuance of common stock               130,000
                                                       -----------    -----------
           Net cash provided by financing activities       130,000              0

Net Increase in cash and cash equivalents                  (78,230)         5,790
Cash and cash equivalents at beginning of period            94,126         87,228
                                                       -----------    -----------

Cash and cash equivalents at end of period             $    15,896    $    93,018
                                                       ===========    ===========


     RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


      Net Loss                                         $(1,709,716)   $  (388,858)
                                                       -----------    -----------

      Decrease (increase) in Prepaid Advertising
      Decrease (increase) in Due from Officers
      Depreciation and Amortization                          2,270
      Stock issued to retire debt / services             1,638,144        150,000
      Increase (decrease) in Accounts Payable              (14,006)        (3,000)
      Increase (decrease) in Accrued Payroll Taxes          10,455
      Increase (Decrease) in Accrued Expenses                             194,764
      Decrease (increase) in Deposits
      Prepaid Insurance
      Decrease (increase) in Accounts Receivable
      Decrease (increase) in  Assets
      Loss on sale of Fixed Assets                                         34,000
      Decrease (increase) in Cash Overdraft
      Accrued Salaries                                    (141,877)
      Increase (decrease) in prepaid Consulting
      Increase (decrease) in due to Officers                 6,500
                                                       --------------------------
            Total adjustments                            1,501,486        375,764
                                                       -----------    -----------

      Net cash provided by operating activities        $  (208,230)   $   (13,094)
                                                       ===========    ===========


          The following notes are an integral part of these statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        [A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE
                         SIX MONTHS ENDED June 30, 1998
--------------------------------------------------------------------------------

                                                                           Number of                    Paid-in      Accumulated
                                                                             Shares        Amount       Capital        Deficit
                                                                          -----------   -----------   -----------    -----------
   Balance at December 31, 1996                                             6,092,425   $       609   $ 5,083,572    $(2,910,120)
   Warrants Issued for Cost of Advertising Credits - Restatement                   --            --       108,170             --
                                                                          -----------   -----------   -----------    -----------
   Adjusted Balance at December 31, 1996                                    6,092,425           609     5,191,742     (2,910,120)
Issuance of Shares for Consulting Services                                    100,000            10       274,990             --
Issuance of Shares on Consulting Services                                      75,000             8       196,867             --
Private Placement                                                              23,000             2        34,498             --
Issuance of Shares for Professional Services                                   18,500             2        27,747             --
Private Placement                                                              15,000             2        33,748             --
Issuance of Shares for Consulting Services                                    130,000            13       235,612             --
Private Placement                                                              62,611             6       122,994             --
Advertising Credits Used                                                           --            --            --             --
Net [Loss] for the year ended December 31, 1997                                    --            --            --     (3,631,105)
                                                                          -----------   -----------   -----------    -----------
   Balance at December 31, 1997                                             6,516,536   $       652   $ 6,118,198    $(6,541,225)
                                                                          ===========   ===========   ===========    ===========

Warrants exercised                                                             66,000             7        59,393             --
Options exercised                                                                                          10,000             --
Issuance of Shares for Consulting and Prepaid Consulting                      125,000            13       203,111             --
Private Placement,                                                                                        180,000             --
Issuance of Shares for  Services Rendered                                      48,727             5        66,995             --
Issuance of Shares to Settle Litigation                                       399,081            39     1,538,353             --
Net [Loss] for the Quarter ended March 31, 1998                                    --            --            --       (337,184)
                                                                           ----------   -----------   -----------    -----------
Balance at March 31, 1998                                                   7,155,344   $       716   $ 8,176,050    $(6,878,409)
                                                                          ===========   ===========   ===========    ===========

Issuance of shares for Services Rendered                                      339,184            34       508,742
Shares Issued                                                                  70,000             7            (7)
Options Exercised                                                              16,750             2        14,998
Private Placement                                                                                         115,000
Warrants issued                                                                                         1,129,368
Net [Loss] for the Quarter ended June 30, 1998                                     --            --            --     (1,709,716)
                                                                          -----------   -----------   -----------    -----------
Balance at June 30, 1998                                                    7,581,278   $       759   $ 9,944,151    $(8,588,125)
                                                                          ===========   ===========   ===========    ===========

                                                                                                         Total
                                                                            Prepaid                   Common Stock
                                                                          Advertising                 Stockholders'
                                                                            Credits      Deferred       Equity
                                                                           Receivable   Compensation   [Deficit]
                                                                          -----------   ------------  -----------
   Balance at December 31, 1996                                           $(1,500,000)           --   $   674,061
   Warrants Issued for Cost of Advertising Credits - Restatement             (108,170)
                                                                          -----------   -----------   -----------
   Adjusted Balance at December 31, 1996                                   (1,608,170)                    674,061
Issuance of Shares for Consulting Services                                         --                     275,000
Issuance of Shares on Consulting Services                                          --                     196,875
Private Placement                                                                  --                      34,500
Issuance of Shares for Professional Services                                       --                      27,749
Private Placement                                                                  --                      33,750
Issuance of Shares for Consulting Services                                         --                     235,625
Private Placement                                                                  --                     123,000
Advertising Credits Used                                                      213,732                     213,732
Net [Loss] for the year ended December 31, 1997                                    --                  (3,631,105)
                                                                          -----------   -----------   -----------
   Balance at December 31, 1997                                           $(1,394,438)           00   $(1,816,813)
                                                                          ===========   ===========   ===========

Warrants exercised                                                                 --                      59,400
Options exercised                                                                  --                      10,000
Issuance of Shares for Consulting and Prepaid Consulting                           --      (147,830)       55,294
Private Placement,                                                                 --                     180,000
Issuance of Shares for Services Rendered                                           --                      67,000
Issuance of Shares to Settle Litigation                                            --                   1,538,392
Net [Loss] for the Quarter ended March 31, 1998                                    --                    (337,184)
                                                                          -----------   -----------   -----------
Balance at March 31, 1998                                                 $(1,394,438)  $  (147,830)  $  (243,911)
                                                                          ===========   ===========   ===========

Issuance of shares for Services Rendered                                                              $   508,776
Shares Issued                                                                                                   0
Options Exercised                                                                                          15,000
Private Placement                                                                                         115,000
Warrants issued                                                                                         1,129,368
Net [Loss] for the Quarter ended June 30, 1998                                     --                  (1,709,716)
                                                                          -----------   -----------   -----------
Balance at June 30, 1998                                                  $(1,394,438)  $  (147,830)  $  (185,483)
                                                                          ===========   ===========   ===========


                 The Accompanying Notes are an Integral Part of
                     These Consolidated Financial Statements

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[2] Stockholders' Equity

For the three months and six months ended June 30, 1998, 339,184 and 512,911 shares were issued by the Company for consulting, salaries and professional services rendered to the Company. Such services were valued at common stock price on the date such shares issued. The following expenses were charged to the value of such services rendered:

                                        Three Months ended      Six Months ended
                                           June 30, 1998          June 30, 1998
                                        ------------------      ----------------

Deferred Compensation                         $                    $147,830
Consulting                                      57,750              113,044
Salaries and Wages                             367,026              367,026
Travel                                                               27,000
Marketing Expense                                                    20,000
Professional Services                           84,000              104,000
                                              --------             --------
Totals                                        $508,776             $778,900
                                              ========             ========


[3] Legal Proceedings

In June 1997, an action was commenced against the Company by Edmund Abramson and by WRA Consulting, Inc. in the Eleventh Judicial Circuit of Dade County, Florida. Abramson alleged breach of contract, claims damages of $1,400,000, plus attorneys fee. WRA alleged breach of contract, failure of the Company to deliver 150,000 registered shares of common stock and 150,000 warrants to purchase common stock to WRA Consulting, Inc. and claims damages in the amount of $800,000, plus attorneys fees. In January 1998, the action was settled by the Company agreeing to issue a total of 438,410 shares of common stock and 400,000 warrants to purchase common stock at $1.32 and $2.00 respectively.

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

As shown in the accompanying financial statements, the Company incurred a net Loss of $1,709,716 and $2,046,900 during the three months and six months ended June 30, 1998, respectively. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[5] Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $7,967,217 for the period July 7, 1992 through June 30, 1998.

            Management's Discussion and Analysis of Plan of Operation

General

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July,1992, the Company has generated and accumulated deficit of $7,967,217 at June 30, 1998 and has a total accumulated deficit of $8,588,125.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING JUNE 30, 1998;

COMPARED WITH JUNE 30, 1997

Net losses increased from $388,858 from the three months ending June 30, 1997 to $1,709,716 for the three months ending June 30 1998. The Company had no revenue or operating income for the quarters ended June 30, 1997 and June 30, 1998 from continuing operation. The Company has interest income of $1,100 for the three months ended June 30, 1997 and none in 1998. The general administrative and development expenses were $1,709,716 for the three months ended June 30, 1998, in comparison to $355,398 for the three months ended June 30, 1997. The increase in these costs from 1997 to 1998 was in most expense categories, including development expenses which increased from $3,431 in the three months of 1997 to $33,000 in 1998. Additional decreased expenses were incurred in professional services, which decreases from $197,388 in the three months of 1997 to $92,293 in the three months of 1998, which decreases were primarily from legal costs and filing fees incurred in connection with the Company's patent applications from its technology in 1997. Salaries and wages, officers salaries and related payroll taxes were $212,665, $130,359, $8,413, respectively, for the second quarter of the 1998 in comparison to $51,417, $34,584 and 7,620 respectively for the second quarter of 1997. Rent decreased from$17,134 for the three months ended June 30, 1997, to $5,886 for the three months ended June 30, 1998 a decrease of $11,248 which was primarily due to the termination of the office lease and costs incurred as a result of the Company leasing office space at 950 Third Avenue, New York, New York in October 1996. This lease was terminated in July, 1997. Most of the additional costs in the second quarter of 1998 in comparison to the second quarter of 1997 were related to further development, refinements and early stage marketing efforts of the Company's Decaffamatic seperation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At June 30, 1998, the Company had total assets of $56,517 and at December 31, 1997, the Company had a total assets of $58,940, a decrease of $2,423. At December 31,1997 the Company had total liabilities of $1,875,753 and at June 30, 1998 the Company had total liabilities of $242,000. At June 30, 1998 the Company had total stockholders' deficit of $(185,483) in comparison to a total stockholders' deficit of $(1,816,813) at December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit position as of June 30, 1998, of $(225,104) in comparison to a deficit position of $(1,860,973) as of December 31, 1997. The Company had an accumulated deficit of $6,541,225 at December 31, 1997, in comparison to an accumulated deficit of $8,588,125 as of June 30, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended June 30, 1998, the Company's cash requirements were satisfied from the proceeds of common stock sales. During the three months ended June 30, 1997, the Company's cash requirements were satisfied from its investments and cash on hand from the proceeds of prior common stock sales.

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



                                              Imsco Technologies, Inc.



                                              By:
                                                ----------------------------
                                                Alexander T. Hoffmann, Chief
                                                Executive Officer