Form 10QSB
period 1998-09-30
IMSCO INC /MA/
filed 1998-11-16
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                  Yes [X]           No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,681,278.

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

Part I - Financial Statements:

   Balance Sheets - September 30, 1998 and 1997 ...............................3

   Statements of Operations - For the Nine months ended .......................4
   September 30, 1998 and September 30, 1997 and cumulative
   amounts from July 9, 1992 (inception of the current development stage) to September 30, 1998
   Statements of Operations  For the Three months ended
   September 30, 1998 and 1997 ................................................5
   Statements of Cash Flows - For the Nine months ended .......................6
   September 30, 1998 and September 30, 1997 and cumulative amounts from July 9, 1992 (inception of the current development stage) to September 30, 1998

   Statements of Cash Flows - For the Three ...................................7
   months ended September 30, 1998 and September 30, 1997
   Statements of Stockholders' Equity (Deficit) For the Year ..................8
   ended December 31, 1997 and the Nine Months ended September 30, 1998

   Notes to Consolidated Financial Statements .................................9

   Management's Discussion and Analysis or
   Plan of Operation .........................................................12

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEETS
                        As of September 30, 1998 and 1997

                                                                           1998                     1997
                                                                       ------------             ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $     81,662             $     24,545
     Prepaid Insurance                                                        1,000                        0
                                                                       ------------             ------------
     TOTAL CURRENT ASSETS                                              $     82,662             $     24,545
                                                                       ------------             ------------

FIXED ASSETS
     Property and equipment                                                 123,066                  138,061
     Leasehold improvements                                                   5,845                    5,845
     Accumulated depreciation                                               (95,060)                 (78,246)
                                                                       ------------             ------------
     NET FIXED ASSETS                                                        33,851                   65,660
                                                                       ------------             ------------


DEPOSITS                                                                      3,499                    3,688
OTHER ASSETS                                                                      0                      100
                                                                       ------------             ------------
Total Other Assets                                                            3,499                    3,788
                                                                       ------------             ------------
TOTAL ASSETS                                                           $    120,012             $     93,993
                                                                       ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $    134,902             $     80,719
     Notes Payable                                                          100,000                        0
     Loans Payable                                                           42,700                        0
     Due to Officer                                                           6,500                        0
     Accrued salaries                                                       187,059                   20,449
     Accrued expenses                                                        81,831                   38,000
     Accrued payroll taxes                                                   25,225                   10,592
                                                                       ------------             ------------
TOTAL CURRENT LIABILITIES                                                   578,217                  149,760
                                                                       ------------             ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock-authorized 1,000,000 shares at $.0001                        0                        0
     par value;0 shares issued and outstanding
     Common stock-authorized 15,000,000
     shares at $.0001 par value; 7,681,278 and
     6,307,925 shares issued and outstanding at
     September 30, 1998 and 1997, respectively                                  769                      631
     Additional paid-in capital                                          10,091,083                5,379,518
     Deficit Accumulated:
     Developments stage                                                  (8,386,881)              (3,420,570)
     Discontinued Operations                                               (620,908)                (620,908)
     Deferred Compensation Note 4                                          (147,830)
     Prepaid advertising credits                                         (1,394,438)              (1,394,438)
                                                                       ------------             ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (458,205)                 (55,767)
                                                                       ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                       $    120,012             $     93,993
                                                                       ============             ============


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC.AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
           AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage) TO SEPTEMBER 30, 1998


                                                                                                                  Cumulative amounts
                                                                                                                    from current
                                                                         1998                     1997             development stage
                                                                      -----------              -----------        ------------------
Development Expense                                                   $    33,341              $    40,751              $   296,455
Salaries and Wages                                                        328,116                  143,750                  763,759
Officer Salaries                                                          336,317                  113,750                  860,100
Payroll Taxes                                                              11,085                   24,456                   96,111
Outside Labor                                                           1,202,572                   12,940                1,357,112
Professional Services                                                     326,181                  541,413                2,021,522
Rent                                                                       17,082                   54,245                  182,501
Insurance                                                                  60,049                   29,928                  149,650
Travel and Business Meeting                                                56,039                   38,305                  174,578
Auto Expense                                                               15,500                      870                   56,039
Telephone and Utilities                                                     7,651                   11,859                   57,724
Office Expense                                                              7,204                   11,809                  100,477
Equipment Rental                                                            6,677                   24,842                   31,502
Contribution                                                                  625                        0                      625
Corporate Fees                                                              8,861                   14,330                   69,034
Advertising                                                                     0                   39,075                  225,761
Marketing Expense                                                          20,000                        0                   20,000
Depreciation and Amortization                                               6,810                        0                   20,068
Litigation Settlement                                                           0                        0                1,538,392
Franchise Tax                                                                 456                      560                    1,987
                                                                      -----------              -----------              -----------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                                                 2,444,566                1,102,883                8,023,397
                                                                      -----------              -----------              -----------

OTHER INCOME (EXPENSE)
Dividend and Interest Income                                                    0                    5,527                   11,633
Interest Expense                                                          (21,998)                       0                 (331,045)
Loss on sale of fixed assets                                                    0                  (34,000)                 (44,072)
                                                                      -----------              -----------              -----------

Other Income (Expense) - Net                                              (21,998)                 (28,473)                (363,484)
                                                                      -----------              -----------              -----------

NET LOSS                                                              $(2,466,564)             $(1,131,356)             $(8,386,881)
                                                                      ===========              ===========              ===========



LOSS PER SHARE                                                        $      (.32)             $     (0.18)                   (1.10)


 The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                  1998             1997
                                               ---------       ---------

Development Expense                            $     341       $       0
Salaries and Wages                                65,949          43,750
Officer Salaries                                 129,612          41,250
Payroll Taxes                                          0           4,754
Outside Labor                                      9,479           5,850
Professional Services                            139,532         108,661
Rent                                               7,223          21,933
Insurance                                         22,641          12,132
Travel and Business Meeting                        5,683          12,364
Auto Expense                                       8,307             131
Telephone and Utilities                            2,385           2,833
Office Expense                                     2,287             965
Equipment Rental                                   1,797          10,625
Contribution                                           0               0
Corporate Fees                                       160             728
Advertising                                            0               0
Marketing Expense                                      0               0
Depreciation and Amortization                      2,270               0
Litigation Settlement                                  0               0
Franchise Tax                                          0               0
                                               ---------       ---------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                          397,666         265,976
                                               ---------       ---------

OTHER INCOME (EXPENSE)
Dividend and Interest Income                           0           1,182
Interest Expense                                 (21,998)              0
Loss on Sale of Fixed Assets                           0               0
                                               ---------       ---------

Other Income (Expense) - Net                     (21,998)          1,182
                                               ---------       ---------

NET LOSS                                       $(419,664)      $(264,794)
                                               =========       =========

LOSS PER SHARE                                 $    (.06)      $   (0.04)


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
       AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage) TO SEPTEMBER 30, 1998

                                                                                                              Cumulative
                                                                                                               Amounts
                                                                                                             from current
                                                                         1998                1997          development stage
                                                                     -----------          -----------      -----------------
Cash flows from operating activities:
       Cash received from dividends and interest                     $         0          $     5,527          $    11,633
       Cash paid to suppliers and employees                             (454,218)            (444,516)          (2,810,922)
                                                                     -----------          -----------          -----------
           Net cash used in operating activities                        (454,218)            (438,989)          (2,799,289)
                                                                     -----------          -----------          -----------

Cash flows from investing activities:
       Prepaid research testing                                                               (41,345)              (7,734)
       Purchase of Fixed Assets                                                                21,000             (118,212)
       Sale of Fixed Assets                                                                                         21,000
                                                                     -----------          -----------          -----------
            Net cash used in investing activities                                             (20,345)            (104,946)
                                                                     -----------          -----------          -----------

Cash flows from financing activities:

       Loan Financing                                                    142,700                                   142,700
       Interim loan financing from officers                                                                        385,000
       Proceeds from issuance of common stock                            379,400               33,000            2,472,304
                                                                     -----------          -----------          -----------
            Net cash provided by financing activities                    522,100               33,000            3,000,004
                                                                     -----------          -----------          -----------

Net Increase (decrease) in cash and cash equivalents                      67,882             (426,334)              95,769
Cash and cash equivalents at beginning of period                          13,780              450,879              (14,107)
                                                                     -----------          -----------          -----------

Cash and cash equivalents at end of period                           $    81,662          $    24,545          $    81,662
                                                                     ===========          ===========          ===========

    RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

       Net Loss                                                      $(2,466,564)         $(1,131,356)         $(8,386,881)
                                                                     -----------          -----------          -----------

       Stock warrants issued for financing                                21,941                                    21,941
       Decrease (increase) in Prepaid Advertising                                              35,500              213,732
       Decrease (increase) in Due from Officers                                                                       (120)
       Depreciation and Amortization                                       6,810                                    22,681
       Stock issued to retire debt / services                          3,571,660              333,030            5,038,675
       Increase (decrease) in Accounts Payable                           (31,053)              51,842               70,451
       Increase (decrease) in Accrued Payroll Taxes                        8,529                5,278               25,225
       Increase (Decrease) in Accrued Expenses                        (1,540,781)             194,308               81,831
       Decrease (increase) in Deposits                                                         17,960                1,176
       Decrease (increase) in Prepaid Insurance                                                                     (1,000)
       Decrease (increase) in Accounts Receivable                                                                    2,998
       Decrease (increase) in  Assets                                         (1)                                   20,199
       Loss on sale of Fixed Assets                                                            34,000               44,072
       Decrease (increase) in Cash Overdraft                             (18,804)                                        0
       Increase (decrease) in Accrued Salaries                           138,375               20,449              187,061
       Increase (decrease) in prepaid Consulting                        (147,830)                                 (147,830)
       Increase (decrease) in due to Officers                              3,500                                     6,500
                                                                     -----------          -----------          -----------
             Total adjustments                                         2,012,346              692,367            5,587,592
                                                                     -----------          -----------          -----------

       Net cash used in operating activities                         $  (454,218)         $  (438,989)         $(2,799,289)
                                                                     ===========          ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                       1998                   1997
                                                                    ---------               ---------
Cash flows from operating activities:
       Cash received from dividends and interest                    $       0               $   1,182
       Cash paid to suppliers and employees                           (76,934)               (102,655)
                                                                    ---------               ---------
           Net cash used in operating activities                      (76,934)               (101,473)

Cash flows from investing activities:
       Prepaid research testing
       Purchase of Fixed Assets                                                                     0
       Sale of Fixed Assets                                                                         0
                                                                    ---------               ---------
            Net cash used in investing activities                                                   0
                                                                    ---------               ---------

Cash flows from financing activities:

       Loan Financing                                                 142,700
       Interim loan financing from officers
       Proceeds from issuance of common stock                                                  33,000
                                                                    ---------               ---------
            Net cash provided by financing activities                142.,700                  33,000
                                                                    ---------               ---------

Net Increase (decrease)in cash and cash equivalents                    65,766                 (68,473)
Cash and cash equivalents at beginning of period                       15,896                  93,018
                                                                    ---------               ---------

Cash and cash equivalents at end of period                          $  81,662               $  24,545
                                                                    =========               =========


    RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


       Net Loss                                                     $(419,664)              $(264,794)
                                                                    ---------               ---------
       Stock warrants issued for financing                             21,941
       Decrease (increase) in Prepaid Advertising
       Decrease (increase) in Due from Officers                                                25,000
       Depreciation and Amortization                                    2,270
       Stock issued to retire debt / services                         125,000                  27,750
       Increase (decrease) in Accounts Payable                         (1,448)                 56,342
       Increase (decrease) in Accrued Payroll Taxes                     8,414                  15,820
       Increase (Decrease) in Accrued Expenses                             53                  17,960
       Decrease (increase) in Deposits
       Decrease (increase) in Prepaid Insurance
       Decrease (increase) in Accounts Receivable
       Decrease (increase) in  Assets
       Loss on sale of Fixed Assets
       Decrease (increase) in Cash Overdraft
       Increase (Decrease) in Accrued Salaries                        186,500                  20,449
       Increase (decrease) in prepaid Consulting
       Increase (decrease) in due to Officers
                                                                    ---------               ---------
             Total adjustments                                        342,730                 163,321
                                                                    ---------               ---------

       Net cash used in  operating activities                       $ (76,934)              $(101,473)
                                                                    =========               =========


The accompanying notes are an integral part of these consolidated financial statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                       ( A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------
            CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 11, 1997 AND THE
                      NINE MONTHS ENDED September 30, 1998

--------------------------------------------------------------------------------

                                                                      Number of                                           Paid-in
                                                                        Shares                  Amount                    Capital
                                                                      ---------              ------------              ------------
Balance at December 31, 1996                                          6,092,425              $        609              $  5,083,572
Warrants Issued for Cost of Advertising Credits - Restatement              --                        --                     108,170
                                                                      ---------              ------------              ------------
Adjusted Balance at December 31, 1996                                 6,092,425                       609                 5,191,742
Issuance of Shares for Consulting Services                              100,000                        10                   274,990
Issuance of Shares on Consulting Services                                75,000                         8                   196,867
Private Placement                                                        23,000                         2                    34,498
Issuance of Shares for Professional Services                             18,500                         2                    27,747
Private Placement                                                        15,000                         2                    33,748
Issuance of Shares for Consulting Services                              130,000                        13                   235,612
Private Placement                                                        62,611                         6                   122,994
Advertising Credits Used                                                   --                        --                        --
Net [Loss] for the year ended December 31, 1997                            --                        --                        --
                                                                      ---------              ------------              ------------
   Balance at December 31, 1997                                       6,516,536              $        652              $  6,118,198
                                                                      =========              ============              ============
Warrants exercised                                                       66,000                         7                    59,393
Options exercised                                                                                                            10,000
Issuance of Shares for Consulting and Prepaid Consulting                125,000                        13                   203,111
Private Placement,                                                                                                          180,000
Issuance of Shares for  Services Rendered                                48,727                         5                    66,995
Issuance of Shares to Settle Litigation                                 399,081                        39                 1,538,353
Net [Loss] for the Quarter ended March 31, 1998                            --                        --                        --
                                                                      ---------              ------------              ------------
Balance at March 31, 1998                                             7,155,344              $        716              $  8,176,050
                                                                      =========              ============              ============
Issuance of shares for Services Rendered                                339,184                        34                   508,742
Shares Issued                                                            70,000                         7                        (7)
Options Exercised                                                        16,750                         2                    14,998
Private Placement                                                                                                           115,000
Warrants issued                                                                                                           1,129,368
Net [Loss] for the Quarter ended June 30, 1998                             --                        --                        --
                                                                      ---------              ------------              ------------
Balance at June 30, 1998                                              7,581,278              $        759              $  9,944,151
                                                                      =========              ============              ============

Issuance of shares for Services Rendered                                100,000                        10                   124,990
Warrants issued                                                                                                              21,942
Net [Loss] for the Quarter ended September 30, 1998                        --                        --                        --
                                                                      ---------              ------------              ------------
Balance at September 30, 1998                                         7,681,278              $        769              $ 10,091,083
                                                                      =========              ============              ============


                                                                                                                        Total Common
                                                                                          Prepaid                          Stock
                                                                                        Advertising                    Stockholders'
                                                                       Accumulated        Credits         Deferred        Equity
                                                                         Deficit         Receivable     Compensation     (Defitit)
                                                                      -------------     ------------    ------------    -----------

Balance at December 31, 1996                                          $  (2,910,120)    $ (1,500,000)          --       $   674,061
Warrants Issued for Cost of Advertising Credits - Restatement                  --           (108,170)
                                                                      -------------     ------------     ----------     ------------
Adjusted Balance at December 31, 1996                                    (2,910,120)        (608,170)                       674,061
Issuance of Shares for Consulting Services                                     --             --                            275,000
Issuance of Shares on Consulting Services                                      --             --                            196,875
Private Placement                                                              --             --                             34,500
Issuance of Shares for Professional Services                                   --             --                             27,749
Private Placement                                                              --             --                             33,750
Issuance of Shares for Consulting Services                                     --             --                            235,625
Private Placement                                                              --             --                            123,000
Advertising Credits Used                                                       --            213,732                        213,732
Net [Loss] for the year ended December 31, 1997                          (3,631,105)          --                         (3,631,105)
                                                                      -------------     ------------     ----------     ------------
   Balance at December 31, 1997                                       $  (6,541,225)    $ (1,394,438)            00     $(1,816,813)
                                                                      =============     ============     ==========     ============
Warrants exercised                                                             --             --                             59,400
Options exercised                                                              --             --                             10,000
Issuance of Shares for Consulting and Prepaid Consulting                       --             --           (147,830)         55,294
Private Placement,                                                             --             --                            180,000
Issuance of Shares for  Services Rendered                                      --             --                             67,000
Issuance of Shares to Settle Litigation                                        --             --                          1,538,392
Net [Loss] for the Quarter ended March 31, 1998                            (337,184)          --                           (337,184)
                                                                      -------------     ------------     ----------     ------------
Balance at March 31, 1998                                             $  (6,878,409)    $ (1,394,438)    $ (147,830)    $  (243,911)
                                                                      =============     ============     ==========     ============
Issuance of shares for Services Rendered                                                                                $   508,776
Shares Issued                                                                                                                     0
Options Exercised                                                                                                            15,000
Private Placement                                                                                                           115,000
Warrants issued                                                                                                           1,129,368
Net [Loss] for the Quarter ended June 30, 1998                           (1,709,716)          --                         (1,709,716)
                                                                      -------------     ------------     ----------     ------------
Balance at June 30, 1998                                              $  (8,588,125)    $ (1,394,438)    $ (147,830)    $  (185,483)
                                                                      =============     ============     ==========    ============

Issuance of shares for Services Rendered                                                $    125,000
Warrants issued                                                                               21,942
Net [Loss] for the Quarter ended September 30, 1998                        (419,664)         --                            (419,664)
                                                                      -------------     ------------     ----------     ------------
Balance at September 30, 1998                                         $  (9,007,789)    $ (1,394,438)    $ (147,830)    $  (458,205)
                                                                      =============     ============     ==========     ============


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Basis of Presentation-The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings  [Loss] Per Share - Earnings  per share of common  stock  reflects  the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FASB"], has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earnings per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior period earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "earnings per share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2]  Stockholders' Equity

For the three months and nine months ended September 30, 1998, 100,000 and 612,911 shares were issued by the Company for consulting, salaries and professional services rendered to the Company. Such services were valued at common stock price on the date such shares were issued. The following expenses were charged to the value of such services rendered:

                               Three Months ended            Nine Months ended
                               September 30, 1998           September 30, 1998
                               ------------------           ------------------

Deferred Compensation                                             $147,830
Consulting                         $125,000                        238,044
Salaries and Wages                                                 367,026
Travel                                                              27,000
Marketing Expense                                                   20,000
Professional Services                                              104,000
                                   --------                       --------
Totals                             $125,000                       $903,900
------                             ========                       ========


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

On March 5, 1998, an action was commenced against the Company by BPV Enterprises, Inc. doing business as Universal sales in the Supreme Court of the State of New York, County of Suffolk. The plaintiff alleges breach of contract, claiming damages of $337,000 plus attorney's fees. In addition, plaintiff also claims that the Company owes it 75,000 shares of common stock and 75,000 warrants to purchase common stock for recruitment services that it performed for the Company during 1996. The Company cannot predict the outcome of this matter although it believes it has meritorious defenses and will vigorously defend the action. However, if such action is unsuccessful, it may have a material adverse impact on the results of operations and financial condition of the Company. Alexander T. Hoffman, chairman of the Company, is a 50% shareholder of BPV Enterprises.

[4]  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net Loss of $419,664 and $2,466,564 during the three months and nine months ended September 30, 1998, respectively. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[5]  Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $8,386,881 for the period July 7, 1992 through September 30, 1998.

[6]  Loans Payable

On September 29, 1998, the Company entered into loan agreements to borrow $100,000 at a rate of ten percent (10%). Principal and interest are due on January 31, 1999. A non-interest bearing demand note for $10,000 with David Fleming, Legal Counsel to the Company, was entered into on August 10, 1998.

            Management's Discussion and Analysis or Plan of Operation

General

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July, 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July,1992, the Company has generated an accumulated deficit of $8,386,881 at September 30, 1998 and has a total accumulated deficit of $9,007,789.

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

The Company's ability to achieve sales and increase its level of revenue depend upon its ability to secure additional financing and future licenses, if any, and successfully develop, test and sell the Company's products. The Company's ability to generate significant revenue and become profitable is dependent in large part on its commercializing the Company's leading product, the DECAFFOMATIC, expanding in manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to successfully commercialize products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998;

COMPARED WITH SEPTEMBER 30, 1997

Net losses increased from $264,794 for the three months ended September 30, 1997 to $419,664 for the three months ended September 30 1998. The Company had no revenue or operating income for the quarters ended September 30, 1997 and September 30, 1998 from continuing operations. The Company had interest income of $1,182 for the three months ended September 30, 1997 and none in 1998. The general administrative and development expenses were $397,666 for the three months ended September 30, 1998, in comparison to $265,976 for the three months ended September 30, 1997. The increase in these costs from 1997 to 1998 was in most expense categories, including insurance expenses which increased from $12,132 in the three months of 1997 to $22,641 in 1998. Increased expenses were incurred in professional services, which increased from $108,661 in the three months of 1997 to $139,532 in the three months of 1998. Salaries and wages, officers salaries and related payroll taxes were $65,949, $129,612, and $0, respectively, for the third quarter of the 1998 in comparison to $43,750, $41,250 and $4,754 respectively for the third quarter of 1997. Outside labor increased from $5,850 for the three months ended September 30, 1997 to $9,479 for the three months ended September 30, 1998. Rent decreased from$21,933 for the three months ended September 30, 1997, to $7,223 for the three months ended September 30, 1998 a decrease of $14,710 which was primarily due to the termination of the office lease and costs incurred as a result of the Company leasing office space at 950 Third Avenue, New York, New York in October 1996. This lease was terminated in July, 1997. Most of the additional costs in the third quarter of 1998 in comparison to the third quarter of 1997 were related to further development, refinements and early stage marketing efforts of the Company's Decaffamatic seperation technology. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At September 30, 1998, the Company had total assets of $120,012 and at December 31, 1997, the Company had total assets of $58,940, an increase of $61,072. At December 31,1997 the Company had total liabilities of $1,875,753 and at September 30, 1998 the Company had total liabilities of $578,217. At September 30, 1998 the Company had total stockholders' deficit of $(458,205) in comparison to a total stockholders' deficit of $(1,816,813) at December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of September 30, 1998, of $(495,555) in comparison to a deficit position of $(1,860,973) as of December 31, 1997. The Company had an accumulated deficit of $6,541,225 at December 31, 1997, in comparison to an accumulated deficit of $9,007,789 as of September 30, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended September 30, 1998, the Company's cash requirements were satisfied from the proceeds of loans. During the three months ended September 30, 1997, the Company's cash requirements were satisfied from its investments and cash on hand from the proceeds of prior common stock sales.

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



                                                    Imsco Technologies, Inc.



                                                    By:
                                                       -------------------------
November _________, 1998                            Alexander T. Hoffmann, Chief
                                                    Executive Officer