Form 10KSB40
period 1998-12-31
IMSCO INC /MA/
filed 1999-06-02
CIK 924396

DRAFT MAY 28, 1999--CONFIDENTIAL--NOT FOR DISTRIBUTION
             ------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-24520

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

    State Issuer's revenues for its most recent fiscal year: $0.

    As of December 31, l998: (a) 7,681,278 Common Shares, $.0001 par value, of the registrant were outstanding; (b) approximately 6,071,643 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $5,689,129 based on the closing bid price of $.937 per share on December 31, 1998. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                     PART I

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21 E of the Securities Exchange Act of 1934, as amended, or subsequent expansions or replacements of such sections, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "estimates", "feels", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-KSB.

    In this Annual Report, the terms "company","IMSCO", "we", "us" and "our" refer to IMSCO Technologies, Inc., a Delaware corporation, and unless the context otherwise requires, "common stock" refers to the common stock, $0.0001 par value per share of IMSCO.



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    IMSCO is a development stage company. We develop and are attempting to commercialize, market and license electrostatic separation products based on its proprietary technologies. Electrostatic separation takes advantage of the fundamental electrical properties of attraction, wherein unlike or opposite charges attract each other, and repulsion, wherein like or the same charges repel each other, and uses charged materials to selectively separate other substances. In the last five years, we have developed several separation technologies based on electrostatics combined with mechanical separation. This technology was originally developed by us for the specific purpose of separating viruses and viral particles from human plasma. In 1993, we designed an electrostatic separation technology which removes on demand caffeine from brewed liquids, such as coffee and tea. We call our decaffeination technology the "DECAFFOMATIC" (herein "DECAFFOMATIC" or the "Decaffeination System"). We call our plasma separation technology the "PLASMA PURE".

    Having achieved separation of viral DNA and virus from plasma using the PLASMA PURE in research and testing performed by the Company at the Massachusetts General Hospital and the Mayo Clinic, we began researching and developing other uses for the technology. Based on our internal laboratory testing and research conducted by us at outside research laboratories, we believe that the DECAFFOMATIC is capable of removing substantial amounts of caffeine from brewed beverages such as coffee and tea. In 1993, we filed separate patent applications with the U.S. Office of Patents and Trademarks for the PLASMA PURE and DECAFFOMATIC separation technologies. On August 22, l995 we were granted a patent by the United States Patents and Trademarks Office, Patent No. 5,443,709 for "Apparatus for Separating Caffeine From a Liquid Containing the Same". On April 2, 1996 the Company was granted a patent by the PTO , Patent No. 5503724, for "A Process for Decaffeinating Caffeine Containing Liquid".

    Previously in late 1996 and early 1997, IMSCO anticipated that the decaffeinator would be incorporated into a commercial coffee brewer suitable for the institutional user marketplace utilizing the coffee brewer electronics for power to the decaffeinator. In late 1997 and in 1998, we believed that we could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own independent power source. Our management believes that this design is superior to the earlier version, more universal and interchangeable with different institutional coffee brewer models and will be easier for the consumer to use and, hopefully, lead to increased sales once the product is commercialized. Consequently, during 1997 and 1998, we continued to develop and test a DECAFFOMATIC device contained within a detachable coffee brew basket for the institutional commercial marketplace containing the IMSCO decaffeination technology. We believe that we have substantiallly completed our scientific research for the DECAFFOMATIC by demonstrating that our electrostatic separation technology can remove caffeine from freshly brewed coffee and we hope to be able to develop and incorporate our technology into our brew basket decaffeination product for the commercial institutional coffee brewer market in 1999. Although no contracts have been signed, we intend to license the DECAFFOMATIC technology to another unrelated company for manufacture, marketing and distribution. See "Business -Marketing."

    Our objective is to become a leader in the development of electrostatic separation market by capitalizing on our proprietary technology. Our strategy is to initially focus on commercializing and launching the DECAFFOMATIC products. Although due to limited financial and human resources we have been unable to conduct any significant research and development on our PLASMA PURE technology, we intend to pursue further research and the development of the PLASMA PURE technologies if funding becomes available. Although there can be no assurances, we intend to implement our strategy by (i) establishing manufacturing contracts with third party manufactures for our products, (ii) expanding our research and development activities for additional uses and applications applying our proprietary separation technologies, and (iii) establishing marketing agreements, licensing agreements and distribution agreements with recognized market leaders for marketing and distribution of our products once developed.

    In December 1995, IMSCO established another subsidiary, BioElectric Separation and Testing, Inc. ("BEST"), a Delaware corporation, to further conduct research and development on the PLASMA PURE and all related medical applications of our core electrostatic separation technology. We have only conducted limited basic research with respect to the PLASMA PURE electrostatic separation technology and because of our limited financial resources we were not able to conduct any significant research and development on our PLASMA PURE technology in 1998. If adequate funding were available, we estimate that it would take a minimum of 18 months in order to conduct the necessary clinical trials and research to submit the PLASMA PURE for approval by the United States Food and Drug Administration ("FDA"). The PLASMA PURE has not been submitted to the FDA for approval and, if submitted, there is no assurance that it will be approved. Given the limited funds available to us and consequent delays in conducting the necessary research and testing, the PLASMA PURE would not possibly be submitted to the FDA, if at all, until funding were obtained. See "Business -- Research and Development."

    On September 20, 1996, we entered into a media purchase agreement ("Media Purchase Agreement") and agreed to sell an aggregate of 1,136,364 shares of our common stock, par value $.0001, to Proxhill Marketing, Ltd., a private media and advertising company based in Colorado ("PML"), for the sales price of $1.32 per share and we received in exchange prepaid media credits in the amount of $1,500,000 to be used at our direction. PML also received 127,262 Class D Warrants entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. Because the marketing and advertising campaign for our commerical brew basket decaffeinator has not yet been implemented, at December 31, 1998 we possessed approximately $1,378,496 of prepaid media credits in our inventory to use for future public relations, marketing and advertising. Since we currently plan to license our DECAFFOMATIC technology for the commercial marketplace, we may attempt to sell our Media Credits to a third party in order to raise additional working capital.

    We were originally formed in 1986 under the laws of the State of Nevada. In 1987 we changed its corporate domicile from Nevada to Massachusetts since the corporate operations were located in Massachusetts, which was accomplished through action by the shareholders and the Board of Directors in 1987. Our name at that time was IMSCO, Inc. In July 1996, we reincorporated in Delaware as IMSCO Technologies, Inc. In order to effectuate this change, we proposed the implementation of the following plan. In May 1996, we filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name of this surviving corporation became IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the company held one share of common stock, par value $.0001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him.


PRODUCTS AND TECHNOLOGIES

    We are in the development stage, and have only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of our resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While we believe that we have substantiallly completed our scientific research for the DECAFFOMATIC by demonstrating that our electrostatic separation technology can remove caffeine from freshly brewed coffee, it has not been developed and incorporated into a final commercial ready brew basket product. Most of 1998 was devoted to further development, design and testing of the decaffeination device as a self contained device within a detachable commercial brew basket market. There are a number of challenges that we must successfully address to complete any of our development efforts. With respect to PLASMA PURE, although the results of our initial basic research were positive, it may be inconclusive and may not be indicative of results that will be obtained in human clinical trials if conducted by us. If we are able to obtain necessary funding and conduct clinical trials, as results of particular preclinical studies and clinical trials are received, we may abandon projects such as PLASMA PURE, which we might otherwise have believed to be promising from early initial testing. We are presently pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. There can be no assurance that our development programs will ever obtain necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

    In addition, the product development programs conducted by IMSCO are subject to risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the technologies used by us will prove to be ineffective or any or all of our potential products or technologies needing FDA clearance will prove to be unsafe or toxic or otherwise fail to receive necessary regulatory approvals; that the product candidates, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude us or our collaborators from marketing products utilizing our technologies; or that other parties will market superior or equivalent products. Accordingly, there can be no assurance that our research and development activities will result in any commercially viable products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- "Research and Development" and "-- Competition."


DECAFFOMATIC

TECHNOLOGY RESEARCH AND DEVELOPMENT

    In 1993, using our electrostatic separation technology, we designed, researched and developed a successfully working prototype of the DECAFFOMATIC device. Since that time, have continued research and development in an effort to integrate our scientific decaffeination technology into a commercial ready model for the institutional coffee maker marketplace. Previously in late 1996 and 1997, we anticipated that the decaffeinator would be incorporated into a commercial coffee brewer suitable for the institutional user marketplace utilizing the coffee brewer electronics for power to the decaffeinator. In late 1997 and in 1998, we determined that we could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own independent power source. Our management believes that this design is superior to the earlier version, more universal and interchangeable with different institutional coffee brewer models and will be easier for the consumer to use and, hopefully, lead to increased sales once the product is commercialized. Consequently, during 1997 and 1998, we continued to develop and test a DECAFFOMATIC device contained within a detachable coffee brew basket for the institutional commercial marketplace containing the IMSCO decaffeination technology. We believe that we have substantiallly completed our scientific research for the DECAFFOMATIC by demonstrating that our electrostatic separation technology can remove caffeine from freshly brewed coffee and we hope to be able to develop and incorporate our technology into a brew basket decaffeination product for the commercial institutional coffee brewer market in 1999. The Company is currently conducting research and development at Arthur D. Little & Company ("ADL") in Cambridge, Massachusetts pursuant to an agreement which commenced in October 1998 (the "ADL Agreement"). Under the ADL Agreement, ADL will (i) conduct tests to determine levels of caffeine in other major brands of "deccafeinated" coffee beans to establish a baseline against which our DECAFFOMATIC device shall be evaluated, (ii) evaluate our prototype devices with respect to rates of decaffeination, and flavor, color and aroma of the decaffeinated brew, and (iii) assist the Company in developing a commercial device that will have the appropriate attributes to maximaize decaffeination, while minimizing the impact on flavor, color and aroma. We agreed to pay ADL $110,000 for the contract research and development services. If we are successful in developing a commercial ready model, we intend to license our DECAFFOMATIC technology to another unrelated company for manufacture, marketing and distribution; however, we have not yet negotiated or signed any such agreements. See "Business -Marketing."


MARKET

    Our separation technology has enabled us to build a prototype stand-alone decaffeinator which may be used immediately after brewing coffee to remove caffeine from coffee. We anticipate that the commercial customer-user will need to only buy regular coffee or tea and decaffeinate the brewed beverage on demand for those who want the decaffeinated product. We believe that this will result in considerable cost saving for the consumer. Although there can be no assurance, in the institutional marketplace, we believe that such an integrated decaffeinator will produce more significant cost savings, given the difference in price of decaffeinated ground coffee beans over regular ground coffee beans. We aslo feel that this benefit is of primary concern to senior citizens who are on a fixed income and at the same time, are the largest growing segment of the population. We anticipate that this group is also the one that is most health conscious and concerned about chemical treatment of coffee in most other decaffeination processes. There is no chemical treatment in our process.

    Our management believes that removal of caffeine from coffee and tea is recognized as a desirable goal for health and other reasons. Our research has revealed that no technology now exists for removal of caffeine from hot freshly brewed liquids; rather, the current technology removes caffeine from the whole coffee beans prior to brewing.

    The decaffeination process of coffee and tea has been popular since the mid 1930's. It was initially started by General Foods and then adapted by Nestle's and other multi-national companies. The first decaffeination process was a chemical method that used Methylene Chloride. This method is still employed today, however, not as widely. We believe that the chemical extraction method by soaking the whole beans in Methylene Chloride is not desirable because of the harsh chemicals, the after-taste and health issues raised by their use. The use of Methylene Chloride to decaffeinate beans became illegal in most European nations last year. As consumers became more health conscious in the 1980's, the use of decaffeinated products increased. A method more frequently used today utilizes repetitive washes of the whole coffee beans with clean water known as the "Swiss Water Treatment" method. Although this water treatment process is the method of choice for most coffee roasters today, we believe that it is more costly than our electrostatic process, it may not remove high levels of the caffeine inside the whole beans and ultimately less convenient for the consumer.

    We intend to focus our decaffeination technology development and marketing on our internal decaffeinator for use with the automatic drip coffee maker for both institutional and home consumer products. We are seeking to develop an integrated system that has the DECAFFOMATIC separation device directly incorporated into the coffee maker, such that the decaffeination occurs as the consumer directs on demand as a normal step in the coffee maker brewing process.

PLASMA PURE

TECHNOLOGY RESEARCH AND DEVELOPMENT

    We have designed, prototyped and done promising initial basic research on the PLASMA PURE electrostatic/mechanical separation device for the express purpose of separating virus and viral DNA particles from human plasma. Due to our very limited financial resources, no significant resarch and development was conducted on the PLASMA PURE technology over the last three years. Based on our initial research , although there can be no assurance, we believe that the PLASMA-PURE has the capacity to remove a substantial amount of the viral population from a unit of contaminated plasma without adversely affecting the clotting factors. We estimate that if we were able to obtain adequate financing to complete our research and development on the PLASMA PURE technology, we would take approximately 18 months of testing before making application to the FDA for approval, which cannot be assured. Although significant amounts of research need to be conducted, we believe that PLASMA PURE, with its potential capability of removing viruses and viral particles, if eventually developed and approved,which cannot be assured, may significantly reduce the risk normally associated with transfusion of plasma or plasma components. Although significant additional research needs to be conducted, our management believes that the use of PLASMA PURE to filter fresh frozen plasma may not significantly decrease yields of the clotting components. We believe this is achieved because of the unique electrostatic internal matrix which enables the plasma and its clotting components to flow freely through the device, but still remove significant amounts of virus and viral particles, which are targeted by the electrostatics. The methods currently used to inactivate viruses in human plasma such as the use of detergents or extreme heat all have the possible adverse effect of limiting the yield of final desired procoagulant products.


MARKETS

    We believe the PLASMA PURE system and its electrostatic technology offer various growth possibilities for us, however, each of these areas will require significant further research and development, the financing of such efforts and FDA approval before they can be commercialized, if possible at all. Earlier we also designed and were in the earliest research and development stage for a new product that is an extension of the PLASMA PURE separator appropriately called PLASMA PURE PLUS. We intend that it would be used only for bulk plasma fractionation and therefore be larger than PLASMA PURE and priced differently. Another follow-up product that we would like to conduct research and development on if adequate financing were available, which we do not currently have, is a modified white blood cell filter. This device would utilize the same technology as PLASMA-PURE, and therefore we believe its introduction could be more rapid than it has been for the PLASMA PURE device. Our management feels a second version of the white blood cell filter could then be marketed to the diagnostic reagent market. However, given the numerous uncertainties and risk inherent with medical research in general, and blood research in particular, the needed financing involved to conduct such research which we do not possess, there can be no assurance that any of these plasma products and devices will ever be finally developed, or if completed that they will receive approval from the FDA or the comparable regulatory authority of any foreign jurisdiction. We have not prepared or made application to the FDA or any governmental authority for approval of our PLASMA PURE device or related products.

    We believe that our core electrostatic separation technology lends itself to other markets as well, particularly air filtration for hospitals, convention centers and airplanes. Although it needs significant amounts of additional research and testing and the financial resources to conduct such activities, which we do not currently possess, we believe that our electrostatic separation technology may have applications to extra corporeally based immunotherapies which involve an improved system for drug administration and improved systems for removal and/or treatment of cells or other circulating materials (including byproducts of metabolism).

    Similar  to  DPI,  in  1996  we  established  a  new  Delaware   corporation
subsidiary, BioElectric Separating & Testing, Inc. ("BEST") to conduct the continued research and development activities and pursue FDA application relating to the PLASMA PURE and related technologies. Due to lack of funding, BEST has been inactive over the last three years.


MARKETING

    Our current strategy is to license our products and technologies to other companies which have pre-existing industry presence in their respective fields and to enter into collaborative arrangements with such companies to develop new applications for the technology with the contract partner's own products. We have limited experience in sales, marketing and distribution. To date, we have one such agreement with NEWCO Enterprises, Inc.("NEWCO"), which is a manufactuer and distributor of coffee brewers for the industrial market, based in St. Charles, Missouri . There can be no assurance that we will be able to enter into additional marketing agreements on terms favorable to us if at all, or that current or future agreements will ultimately be beneficial to us.

THE NEWCO MANUFACTURING AND DISTRIBUTION AGREEMENT.

    On September 20, 1996, we entered into the NEWCO Agreement for certain institutional manufacturing and marketing of the Decaffeination System. NEWCO is a privately held corporation based in St. Charles, Missouri, and is one of the larger manufacturers and distributors of institutional coffeemaking equipment in North America. We agreed that NEWCO will have the exclusive right to sell the DECAFFOMATIC to the so-called "Office Coffee Supply" ("OCS") subsection of the institutional coffeemaker market and will be the manufacturer of the DECAFFOMATIC for the institutional marketplace in North American for a period of three years. NEWCO further agreed to sell or purchase from the Company for the OCS market a minimum of 25,000 units of the product for the first year, 50,000 units for the second year and 100,000 units the third year. In consideration and on account of the exclusive arrangement under the NEWCO Agreement, NEWCO agreed to pay the costs and expenses of all materials and services which NEWCO shall incur in the development of the DECAFFOMATIC device for the institutional coffeemaker marketplace. Under the NEWCO Agreement, all of the technology and final commercial model designs of the Decaffeination System will be our property.

    Under the NEWCO Agreement, we will sell units of the Decaffeination System to NEWCO for a net price to us. NEWCO will take the Decaffeination System and in turn incorporate it into its coffeemakers and re-sell it to a variety of end users in the OCS marketplace. The terms of the minimum purchase by NEWCO are mandatory and are not subject to, or conditioned upon, NEWCO's ability to sell the units acquired. All servicing and customer calls will be performed by NEWCO. We can terminate the NEWCO Agreement if NEWCO fails to make the specified minimum number of Decaffeination System purchases.

    We believe that our exclusive agreement with NEWCO in the areas covered will allow us to establish a presence in the market more quickly and on a more cost-effective basis than we could achieve by building our own manufacturing facility or our own sales, marketing and service network in the relatively fragmented OCS market, that consists primarily of small office users.

    Our electrostatic separation devices will be manufactured from generally available materials, and we do not anticipate that we or our licensee manufacturing partners will be dependent upon any single supplier. We believe that there are numerous third party contract manufacturers similar to NEWCO available around the world who can manufacture our DECAFFOMATIC products on an OEM basis. We currently have insufficient resources to establish and conduct our own commercial manufacturing activities with respect to our proposed products. In the future, if we decide to establish our own manufacturing facilities and capabilities, at least for certain products, we would require substantial additional funds and personnel.

    Previously in 1996 and 1997, we and NEWCO anticipated that the decaffeinator would be incorporated directly into the coffee brewer, utilizing the coffee brewer electronics for power. In late 1997 and 1998, we estimated that we could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own power source. We believe that this independent design is superior to the earlier version, more interchangeable with different coffee brewer models and will be easier for the consumer to use. As of this date, the detail engineering for the production molds has been completed for the institutional coffeemaker-brew basket that will be used for large institutions and we are conducting research and development tests at ADL in Cambridge, Massachusetts, to determine the optimum application of our electrostatic separation technology science in pursuing a commercial ready commercial brew basket. Our development for the commercial ready brew basket is on-going and not yet complete. As a commercial ready model is being developed, we are further testing that it has all the desired specifications, such as brewing and decaffeination speed, appropriate taste, color and aroma and ease of customer removal of the separation device and safety design.

    To create a potential customer awareness of our DECAFFOMATIC system, we intend to commence a public relations campaign as soon as we have developed a commerical ready product. We will attempt to employ lower cost public relations at trade shows, in trade publications and at other appropriate food or kitchen appliance shows and events.

MEDIA PURCHASE AGREEMENT

    Under the Media Purchase Agreement, PML contractually agreed to provide $1.5 million of media for our public relations and advertising campaign through Grow Marketing Services ("GROW"), an independent marketing company. In exchange for IMSCO issuing 1,136,364 shares of our common stock, representing a price of $1.32 per share, we acquired $1.5 million of prepaid, dedicated media credits receivable (the "Media Credits") and certain media services. PML also received 127,262 Class D Warrants entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001.

    The media advertising services provided by GROW include conducting market research services for the purpose of formulating a media plan to optimize the benefits of the media advertising campaign. Then, based on a media plan developed by us, GROW secures suitable advertising time on television, radio, or cable systems, or advertising space in newspapers, magazines, or other publications of mass appeal.

    At the closing of a media purchase transaction PML has agreed to deliver cash, media, media credit and/or other media-related assets to GROW as payment for media extended to the Company. PML then delivers to us a pre-paid purchase order acknowledging our payment of the media cost from GROW under the terms set forth in the Agreement.

    When we originally intended to directly market our DECAFOMATIC products in North America, we planned to use the remaining $1,378,496 of prepaid Media Credits to finance the introduction and initial product advertising and marketing support for the DECAFFOMATIC products. However, since we do not presently intend to pursue the direct marketing of our decaffeination products, we are attempting to sell the prepaid Media Credits to a third party as a means of generating additional needed working capital.

    Given that we have conducted no independent market research or consumer focus groups activities, there can be no assurance that the DECAFFOMATIC technology, if developed into a commercial ready product, will be accepted by the consumer public, that it will have any commercial level of acceptance by the public or that if there is some level of commercial acceptance, that it will be sufficient for us or a licensee of ours to continue supporting a marketing and advertising program or that such efforts will ever be profitable.

    We have only recently commenced limited marketing activities to potential licensees of our decaffeination products. Achieving market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that we and our marketing contractors and partners will be able to commercialize successfully or achieve market acceptance of our products and technologies. There is no assurance that we or our licensees will be able to create a successful marketing program, or that our products can be sold in a manner that will permit us to achieve long range profitability. Further, there can be no assurance that our competitors will not develop competing technologies that are less expensive or otherwise superior to our products. The failure to market successfully our products would have a material adverse effect on our business and financial conditions.

    We will be dependent for product sales revenues upon the success of its third party marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within our control. There can be no assurance that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to us or market any products under the marketing agreements, or that we will derive any revenue from such arrangements. There can be no assurance that our interests will coincide with those of our marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with our products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that we choose not to or are unable to enter into future agreements, we would experience substantially increased capital requirements to undertake the marketing or sale of our current and future products. There can be no assurance that we will be able to market or sell our current or future products independently in the absence of such agreements.

RESEARCH AND DEVELOPMENT

    We conduct our research and development activities through its own staff and facilities, as well as cuurently through a contractual arrangement with ADL. However, at present we have only two full-time employees, one of whom is devoted to research and development, and, accordingly is dependent upon third parties to conduct significant research and development, laboratory testing, clinical studies, and the procedures and processes necessary to apply for and, if possible, obtain FDA and other regulatory approvals and manufacture and market a finished product.

    We believe that the use of outside research and laboratory facilities is the most efficient method to have certain aspects of our technology further researched and developed by experienced scientific and technical personnel while minimizing the capital investment and company staffing such activities require from us.

    We have one agreement in effect with Arthur D. Little & Co. of Cambridge, Massachusetts, for the use of its laboratory facilities and assistance of their scientific and technical personnel. We believe that our research facilities and arrangements necessary to continue our further research and development of our electrostatic separation technologies are readily available. From July 1992 to December 31, l998, we incurred a development stage deficit of $8,801,479. If we are able to obtain needed additional financing, of which there can be no assurance, we anticipate incurring significant research and development expenditures in the future as we continue our efforts to develop further applications and uses for our separation technologies and as we begin to research other technologies.


MANUFACTURING

    We currently do not own or operate manufacturing facilities for commercial production of our DECAFFOMATIC or any other products. In addition, we have no intention of acquiring or developing any manufacturing facilities, nor do we have any financial capability to acquire any such facilities. Instead, we intend to rely on licensee and third party contract manufacturers to manufacture our products. There can be no assurance that such arrangements will be successful or that any licensee or contract manufacturer will be able to develop or provide adequate manufacturing capabilities for commercial scale production. Although we have no plans or intentions of doing so, in the event we decide to establish a commercial scale manufacturing facility, we would require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. There can be no assurance that we will be able to develop adequate commercial manufacturing capabilities either on our own or through third parties.


GOVERNMENT REGULATIONS

    The production and marketing of some of our potential products, including the PLASMA PURE, will be subject to regulation for safety and efficacy by numerous federal, state and local agencies, and comparable agencies in foreign countries. Our PLASMA PURE system will be considered a medical device. As such, the FDA would require us to apply for and obtain either a premarket notification clearance under Section 510(k), or a PMA prior to sales and marketing of the device in the United States. The 510(k) premarket notification may be obtained if the medical device manufacturer can establish that the newly developed product is substantially equivalent to another legally marketed device. The FDA may also require clinical data or other evidence of safety and effectiveness. In the United States, the FDA Act, govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products and technologies.

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

    We have only conducted very preliminary initial basic testing on our PLASMA PURE technology and have not prepared or made application to the FDA or any governmental authority for approval of the PLASMA PURE device or related products. The FDA approval procedure involves completion of pre-clinical studies and the submission of the results of these studies to the FDA in an application. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of volunteers primarily for safety. In Phase II, in addition to safety, the efficacy of the product is evaluated in a small patient population. Phase III trials typically involve additional multi-center testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse safety effects are observed in volunteers or patients. In addition, the FDA may request Phase IV trials after approval to resolve any lingering questions.

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

    The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. If the manufacturer cannot establish equivalence or if the FDA determines that the device requires more extensive review, the FDA will require the submission of PMA. The PMA must contain nonclinical and clinical investigation results, a description of the methods, facilities and controls used for manufacturing, and the proposed labeling for the device. We must receive FDA approval for Phase I, II, and III trials to test the PLASMA PURE device. FDA review of a PMA would take at least nine months to a year following submission of Phase III test results, and may take longer. If ever submitted, no assurance can be given that approval of the PLASMA PURE PMA would be granted.

    The packaging and labeling of all our proposed PLASMA PURE products, if developed, will be subject to FDA regulation. Because of the extensive costs and time involved, we currently intend to rely primarily on licensees and joint venturers to obtain regulatory approvals and market our PLASMA PURE products, when developed. No assurance can be given that we will reach agreement with any proposed licensees for such products. Licensees will generally have the right to terminate funding a product at any time for any reason without significant penalty. The resources and attention devoted by a licensee, if obtained by us, to a product are not in our control, and this can result in delays in clinical testing, the preparation and prosecution of regulatory filings and commercialization efforts. Even if we are successful in finding licensees for our products, these delays would cause the payment of any royalties to be delayed.

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

    No assurance can be given that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of our proposed products, cause us to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which we plan to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.


PATENTS AND LICENSE RIGHTS

    Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We applied for U.S. patents covering our DECAFFOMATIC separation technology and its PLASMA PURE separation technology in 1993. On August 22, l995, we were issued a patent by the U.S. Commissioner of Patents and Trademarks, Patent Number 5,443,709, for its "Apparatus For Separating Caffeine From A Liquid Containing the Same." On April 2, 1996 the Company was granted a patent by the PTO , Patent No. 5,503,724, for "A Process for Decaffeinating Caffeine Containing Liquid".

    We believe that patent protection of our technologies, processes and products are very important to our future operations. The success of our proposed products may significantly depend upon our ability to obtain patent protection. No assurance can be given that any patents will be issued or if issued that they will have commercial value to us. If a patent is granted, the cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could materially interfere with our operations.

    Although we intend to file additional patent applications as management believes appropriate with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued, or if issued, that they will be of commercial benefit to us. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that we rely on unpatented trade secrets and proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to proprietary technology. Further, no assurance can be given that any products developed by us will not infringe patents held by third parties or that, in such case, licenses form such third parties would be available on commercially acceptable terms, if at all.


COMPETITION

    We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than we do. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future are or could be the basis for competitive products. No assurance can be given that our competitors will not succeed in developing technologies and products that are more effective or less costly than any that are being developed by us.

    We expect products approved for sale, if any, to compete primarily on the basis of product uniqueness, efficacy, safety, reliability, price and patent position. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources to finance these activities.


PRODUCT LIABILITY

    The development, manufacture and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. We currently do not maintain liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of some of our products. No assurance can be given that we will be able to obtain product liability insurance or, if obtainable, that it will be on financially reasonable terms. It is anticipated that the liability insurance for the types of products to be marketed by us, if available, will be very expensive. If such insurance is not obtained and maintained at sufficient levels, or if any product liability claim were brought against us and were sustained for a sufficient amount, it could have a material adverse affect on our business and financial condition.


EMPLOYEES

    As of the date hereof, we have two full time employees, one in management, one in research and development and two-part time employees in administration. None of our employees is represented by a labor union. We consider our relations with our current employees to be satisfactory. See "Management" and "Legal Proceedings".


ENVIRONMENTAL QUALITY

    We believe that we are now in compliance with all Federal, State and local laws relating to the protection of the environment. We do not generate, store, transport or dispose of any hazardous waste, and that management believes that none of our products is regarded as a hazardous material by the applicable regulations for the protection of the environment. We do not anticipate making any capital expenditures in the current or succeeding fiscal year for environmental control efforts regarding our products.



ITEM 2.  DESCRIPTION OF PROPERTY

    Our principal offices are currently located at 40 Bayfield Drive, North Andover, Massachusetts and consists of approximately 1,276 square feet. We entered into a new three year lease effective April 1, 1997 at the annual rate of $15,890. Our administrative and research and development facilities are currently located therein. Upon the end of the current lease in North Andover, Massachusetts, we expect to be able to either negotiate a new lease with the current landlord or locate suitable premises elsewhere for comparable fair market rent to that now being paid. We believe that our property and equipment are in good operating condition and are adequate for existing and immediately foreseeable needs.



ITEM 3.  LEGAL PROCEEDINGS

    We received a Summons and Complaint from BPV Enterprises, Inc., d/b/a Universal Sales ("Universal Sales") on March 5, 1998 brought in the Supreme Court of the State of New York, Suffolk County, alleging breach of contract due to our termination of Universal Sales for cause and seeking damages under a Placement Agreement dated September 1, 1996 entered into between Universal Sales and IMSCO wherein Universal Sales is seeking damages of $337,000 plus attorneys fees and 75,000 shares of common stock and 75,000 warrants. In a related second suit commenced in January 1999, we received a Summons and Complaint from Universal Sales in the Supreme Court of the State of New York, Suffolk County, alleging breach of contract for termination of Universal Sales for cause and seeking damages under a Sales Administartion and Servicing Agreement dated September 1, 1996 (the "Sales Agreement") entered in between Universal Sales and IMSCO. Under the Sales Agreement, which had a term of seven years, Universal Sales alleges that for its sales administration and back-office servicing duties, it is entitled to a commission equal to 2.5% of our sales in execss of $5 million per year, and a standard sales commission equal to 2.5% per year of revenues from sales derived from customers obtained through Universal Sales; efforts, which amount of potential lost commissions Universal Sales estimates to be $25 million. Mr. Alexander T. Hoffmann, the Chairman and Chief Executive Officer of IMSCO, is named as an individual defendant in the second suit, and he is also a Director and a 50% shareholder of Universal Sales. The causes of action against Mr. Hoffmann, individually, are based on breaches of his roles and duties in Universal Sales. In April 1997, IMSCO terminated all of its relationships with Universal Sales for cause. We have only recently begun substantive discovery and the ultimate outcome of this matter cannot yet be determined. We plan to vigorously defend these lawsuits. No provision for any liability that may result from these actions has been recognized in our consolidated financial statements. In the opinion of our management, resolution of this litigation is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future business and financial condition.



ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders in the fourth quarter of 1998.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

    There is currently a limited public trading market for our Common Stock. There are currently five market-makers for our Common Stock. Our Common Stock has traded on a limited basis on the OTC Bulletin Board under the symbol "IMSO" since November 15, 1994. Our stock registrar and transfer agent is Progressive Transfer Company, Salt Lake City, Utah.

    The following table sets forth the high and low closing quotations for the Common Stock, as reported by NASDAQ for each fiscal quarterly period during 1998. The quotations as reported reflect inter-dealer quotations without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                          HIGH          LOW
                                                          ----         ----
January 1, 1998 - March 31, 1998                        $2.687       $1.375
April 1, 1998 - June 30, 1998                            2.062        1.312
July 1, 1998 - September 30, 1998                        1.656        0.906
October 1, 1998 - December 31, 1998                      1.468        0.625


  (b) Holders of Common Stock

                                            APPROXIMATE NUMBER OF RECORD HOLDERS
          TITLE OF CLASS                          (AS OF DECEMBER 31, L998)
          --------------                    ------------------------------------
  Common Stock, $.001 par value                              278

A number of shares are held of record by brokerage and other institutional firms for their customers.

  (c) Dividends

    We have never declared or paid a cash dividend on its common stock, and it is anticipated that we will retain any future earnings for use in our business and not pay cash dividends. Declaration and payment of dividends are within the discretion of our Board of Directors, which will review such dividend policy from time to time.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are in the development stage and our operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of our success must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which we will operate. There can be no assurance that our operations will result in our becoming or remaining economically viable. Potential investors in our common stock should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond our control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. We have had no revenues from operations to date and, because we are just beginning to enter the commercial stage, we will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, we have devoted substantially all of our resources to the research and development of our products and technology and general and administrative expenses. Since entering the development stage in July 1992, we have generated an accumulated deficit of $8,801,479 at December 31, 1998 and have a total accumulated deficit of $9,422,387.

    We had no revenues from continuing operations in years ending December 31, 1996, December 31, 1997, or December 31, 1998. We have incurred net losses in each year since our inception in 1986. Given the dormant level of business activity from 1988 through 1991, we realized that we could not continue with our earlier luminator technology product, we discontinued operations and were reactivated and entered into a new development stage in July 1992.

    Our losses incurred since inception have resulted principally from expenditures under its research and development programs, and we expect to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of commercialization activities. There can be no assurance of when and whether we will generate significant revenues or become profitable on a sustained basis, if at all.

    Our ability to achieve sales and revenue will depend upon our ability to secure additional capital financing and licensees for our products, if any, and successfully develop, test and sell our products. Our ability to generate revenue and become profitable is dependent in large part on our commercializing our lead product, the DECAFFOMATIC, expanding our manufacturing contracts with third party manufacturers, entering into additional licensing, distribution and marketing agreements and the ability of our marketing contractors to commercialize successfully products incorporating our technologies. There can be no assurance that our operations will generate revenue or will ever be profitable. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Net losses decreased from $3,631,105 for the year ended December 31, 1997 to $2,881,162 for the year ending December 31, 1998, a 20.6% decrease. We had no revenues or operating income for years ended December 31, 1997 and December 31, 1998 from continuing operations. For the year ended December 31, 1998, we had no interest income. $5,541 in interest was earned for the comparable period in 1997.

    Total operating expenses were $2,656,431 for 1998 in comparison to $3,592,574 for 1997, a decrease of 26%. The decrease in these costs from 1997 to 1998 was primarily due to a significant decrease in litigation settlement costs, as well as decreased advertising and research and development expenses. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.39) for the year ended December 31, 1998, in comparison to a loss per share of $(.57) for the year ended December 31, 1997.

    At December 31, l998, the Company had total assets of $140,061. Total liabilities of $911,405 and total stockholders' deficit of $(771,344).

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Net losses increased to $3,631,105 for the year ended December 31, 1997 from $1,062,758 for the year ending December 31, 1996, a 242% increase. We had no revenues or operating income for years ended December 31, 1996 and December 31, 1997 from continuing operations. For the year ended December 31, 1997, we earned $5,541 in interest on its interest bearing investment account. $3,022 in interest was earned for the comparable period in 1996.

    Total operating expenses were $3,592,574 for 1997 in comparison to $758,280 for 1996. The increase in these costs from 1996 to 1997 was primarily due to increased outside consultants' and professional fees, litigation settlement costs, higher costs under research agreements with outside institutions, and more staffing and wages and salaries for research and development being performed in 1997 than those incurred in 1996 as the Company continues further product research, development and refinement on its Decaffomatic and other separation technologies. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.33) for the year ended December 31, 1996, in comparison to a loss per share of $(.57) for the year ended December 31, 1997.

    At December 31, l997, we had total assets of $58,940. Total liabilities of $1,875,753 and total stockholders' deficit of $(1,816,813).



                         LIQUIDITY AND CAPITAL RESOURCES

    We had negative working capital as of December 31, l997, of $1,860,973 in comparison to a negative working capital position as of December 31, l998 of $887,413. We had an accumulated deficit of $9,422,387 at the period ended December 31, l998, in comparison to an accumulated deficit of $6,541,225 at the period ended December 31, l997. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

    We have financed operations from entering the development phase in July 1992 (through December 31, 1998) primarily through the private placement of its stock and, to a lesser extent, through borrowings from notes payable. For the year ended December 31, l998, our cash requirements were satisfied primarily from the cash reserves in its operating accounts, a private placement of $225,000 shares of our Series A convertible preferred stock to one purchaser and $390,000 of total borrowings from private lenders evidenced by 10% Senior Convertible Notes. The outstanding principal balance of the 10% Senior Convertible Notes is approximately $100,000 at March 31, 1999, which amount is currently due in 1999, unless they are earlier converted by their holders into our Common Stock. Additionally, in February 1999, the Company completed a $600,000 Convertible Debenture private placement to one accredited investor, which resulted in net proceeds to the Company of $522,000 after payment of placement fees and expenses. The $390,000 of 10% Senior Convertible Notes and the $600,000 Convertible Debentures all were sold as non-public offerings and all of the purchasers represented that they were "Accredited Investors" as defined under SEC Regulation D. Additionally, the Company had $1,378,496 of remaining prepaid media credits available for execution of its public relations, advertising and marketing campaign for its decaffeination technology. The prepaid Media Credits were obtained by the Company on September 20, 1996, when it entered into the Media Purchase Agreement with PML, which received 1,136,364 shares in consideration for $1,500,000 in prepaid Media Credits to be used at our direction. PML also received 127,262 Class D Warrants entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. In the Media Purchase Agreement the purchaser of the shares represented that it was an "Accredited Investor" as that term is defined under Regulation D promulgated by the Commission pursuant to the Securities Act. We currently intend to sell the Media Credits to a third party to raise additional working capital for our operations and repayment of our indebtedness.

    We do not currently possess a bank source of financing. Our negative working capital (current assets less current liabilities) at December 31, 1998 was $887,413. Our management believes that unless we are able to sell the $1,378,496 of Media Credits, obtain additional capital financing or license or sell our products or technology, none of which can be assured, we cannot be certain that our current capital will be adequate to continue as a going concern. We have recently contracted operations by terminating the employment of three persons in our North Andover, Massachusetts office and shifting more of the day-to-day research and development of our decaffeination product to ADL in Cambridge, Massachusetts. Should insufficient funds from these potential sources be available, reducing our present rate of expenditures further might materially adversely affect the ability of the Company to complete our research and development on the commercial DECAFFOMATIC product, to produce competitive products and services, and to market them effectively. Our ability to continue in business as a going concern depends upon our ability to generate revenues and royalties from the sale or licensing of our technology and products, to sell the Media Credits, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain additional funds through the placement of our securities.

    Our long term capital expenditure requirements will depend upon numerous factors, including the progress of our research and development programs, the resources that we devote to the development of self-funded products, proprietary manufacturing methods and advanced technologies, our ability to obtain licensing arrangements, and the demand for our products if and when developed and approved.

    We believe that our existing cash together with proceeds from the possible sale of some or all of the $1.37 million of Media Credits, will be sufficient to meet its operating expenses and capital expenditures requirements for the next 3 months. Our future capital requirements, however, will depend on numerous factors, including (i) the progress of its research and product development programs, (ii) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of sales and marketing efforts and manufacturing operations, (iii) our ability to establish new licensing and marketing agreements, (iv) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (v) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.



YEAR 2000 EFFECT ON COMPUTER SYSTEMS

    Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Some businesses may be financially affected by such computer problems.

    We believe our existing product development, financial and accounting systems are year 2000 compliant, meaning that they are capable of distinguishing 21st century dates from 20th century dates.

    We are in the process of testing our other internal systems, including embedded control systems in our product development and information storage equipment. We currently believe these systems are year 2000 compliant. We are making inquiries of our suppliers to attempt to assess their readiness for the year 2000. The failure of systems maintained by our suppliers and potential licensees and customers could reduce our revenues, cause us to incur significant expenses to remedy any problems, or otherwise seriously damage our business.

    To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the year 2000. We believe that we will spend minimal additional amounts for year 2000 issues in the foreseeable future. These assessments have not been independently verified.



                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, in other sections of this Annual Report on Form 10-KSB including, without limitation the "Description of Business" Section in Part I, and in prior and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial and operating performance to differ materially from that expressed in any forward-looking statement:

WE ARE A DEVELOPMENT STAGE COMPANY AND OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED

    We are in the development stage and our operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. It is difficult to evaluate our business and our prospects because our revenue and income potential is unproven. The likelihood of our success must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which we will operate. We cannot assure you that our operations will result in us becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond our control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. We have had no revenues from operations to date and, because we are just beginning to enter the commercial stage, we will likely sustain operating losses for an indeterminate time period. Our ability to generate significant revenue and become profitable is dependent in large part on our commercializing our lead product, the DECAFFOMATIC, expanding our manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of our licensees and marketing contractors to commercialize successfully products incorporating our technologies

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY

    We have incurred net losses in each year since inception and for each of the years ended December 31, 1996, December 31, 1997 and December 31, 1998. As of December 31, 1998 we had an accumulated deficit of approximately $9,422,387. These losses have resulted primarily from expenses associated with our research and development activities and general administrative expenses. Since inception we have funded our business primarily from the sale of our stock and by borrowing funds. We expect to continue to incur significant research and development, marketing and general and administrative expenses as a result, we may experience further losses and negative cash flows. The amount of future expenses, corresponding further potential net losses and time required by us to reach profitability, if ever, are uncertain. We cannot assure you that our operations will generate significant revenue or will ever be profitable.



WE HAVE IMMEDIATE CAPITAL REQUIREMENTS AND OUR FUTURE FUNDING IS UNCERTAIN.

    Our operations to date have consumed substantial amounts of cash. As we continue the research and development of our electrostatic technologies in various areas, we expect to continue spending substantial amounts over the foreseeable future. At December 31, 1998, our current liabilities consisting primarily of accounts payable, notes payable, accrued expenses, accrued salaries were $911,405. At December 31, 1998 we had a negative working capital position of $887,413. Therefore, we need to raise substantial additional funds through the sale of our $1.37 million of Media Credits, the licensing or sale of our products or technologies or through additional equity or debt financings. We cannot assure you that any such additional funding will be available to us. In the event we have insufficient working capital, and are unable to locate additional capital on acceptable terms, we may be required to curtail operations substantially or entirely, including our research and development activities. Such lack of funds could seriously harm our business, financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EARLY STAGE OF PRODUCT COMMERCIALIZATION; TECHNOLOGICAL UNCERTAINTIES.

    We are in the development stage, and have only recently begun to enter the early stage of product commercialization with its DECAFFOMATIC products. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Substantially all of our resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of electrostatic separation technologies, most of which are still in the early stages of development and testing. While we believe that we have demonstrated in our DECAFFOMATIC scientific technology that caffeine can be removed from freshly brewed coffee through the use of our electrostatic technology, we must still complete the development and integration of our technology into a commercial ready coffeemaker, which we hope to accomplish in 1999. There are a number of challenges that we must successfully address to complete any of its development efforts and meet this anticipated product introduction. With respect to PLASMA PURE, although the results of our initial basic research was positive, it may be inconclusive and may not be indicative of results that will be obtained in larger scale human clinical trials. If we were able to obtain financing necessary to conduct further research, which cannot be assured, as results of particular preclinical studies and clinical trials were received by us, we may abandon projects such as PLASMA PURE, which we might otherwise have believed to be promising. We are presently pursuing product opportunities that will require extensive additional capital investment, research, development, testing, regulatory clearance or approvals prior to commercialization. Based on our currently limited financial resources, there can be no assurance that our development programs will have necessary capital funding, will be successfully completed, or that required regulatory clearance or approvals will be obtained on a timely basis, if at all.

    In addition, the product development programs conducted by us are subject to risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the technologies used by us will prove to be ineffective or any or all of our products or technologies needing FDA clearance will prove to be unsafe or toxic or otherwise fail to receive necessary regulatory approvals; that the product candidates, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude us or any collaborators from marketing products utilizing our technologies; or that third parties will market superior or equivalent products. We cannot assure you that any medical products researched by us will be successfully developed or commercially accepted. Accordingly, there can be no assurance that our research and development activities will result in any commercially viable products. See "Business -- "Research and Development" and "-- Competition."

WE WILL BE SUBSTANTIALLY DEPENDENT ON LICENSEES AND DISTRIBUTION AND MARKETING PARTNERS

    We have limited experience in sales, marketing and distribution. Therefore, our strategy for commercialization of our products includes entering into agreements with other companies to license, distribute and market our products incorporating our technology. To date, we have one such agreement with NEWCO. We cannot assure you that we will be able to enter into additional licensing, distribution and marketing agreements on terms favorable to us, if at all, or that current or future agreements will ultimately be beneficial to us.

    We will be dependent for product sales revenues upon the success of such third party licensees, distributors and marketing partners in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by its marketing partners are not within our control. We cannot assure you that such marketing partners will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to us or market any products under the licensing, distribution or marketing agreements, or that we will derive any revenue from such arrangements. Moreover, certain of the agreements provide for termination under certain circumstances. There can be no assurance that our interests will continue to coincide with those of its marketing partners or that the marketing partners will not develop independently or with third parties products which could compete with our products, or that disagreements over rights or technology or other proprietary interests will not occur. To the extent that we choose not to or are unable to enter into future agreements, we would need substantially additional capital to undertake the marketing or sale of our current and future products. We cannot assure you that we will be able to market or sell its current or future products independently in the absence of such agreements. See "Business -- Marketing."

LACK OF MANUFACTURING AND SALES AND MARKETING EXPERIENCE.

    We have no experience in, and currently lack the resources and capability to, manufacture any of our proposed products on a commercial basis. Initially, we anticipate that we will be dependent to a significant extent on licensees and third party contract manufacturers or other entities for commercial scale manufacturing of its products. Although we have no plans or intentions of doing so, in the event we decide to establish a commercial scale manufacturing facility, we would require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. We cannot assure you that we will be able to develop adequate commercial manufacturing capabilities either on our own or through third parties. In addition, we do not anticipate establishing our own sales and marketing capabilities in the foreseeable future. We cannot assure you that we will be able to develop adequate marketing capabilities either on our own or through third parties. See "Business -- Manufacturing; -- Marketing."

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR PRODUCTS MAY BECOME OBSOLETE.

    We expect technological developments to continue at a rapid pace in the electrostatic separation and biotechnology industries, and there can be no assurance that technological developments will not cause our technology to be rendered obsolete. To be successful, we must adapt to our rapidly changing market to remain competitive with others involved in the development, manufacture and marketing of similar products and technologies. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. As a result, our position in potential existing markets or potential future markets could be eroded rapidly by product advances. The life cycles of our future products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments, which we do not currently have. Any of these events could have a material adverse effect on our business, operating results and financial condition.

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WHICH OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGERS

    Our success will be heavily dependent upon whether we can obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Patents have been granted to us for both method and devise in the technology for the separation of caffeine from a brewed beverage. No other patents have, as yet, been issued but it is expected that patents will be issued. We believe that patent protection of our technologies, processes and products is very important to our future operations. The success of our proposed products may significantly depend upon our ability to obtain patent protection. When a patent is granted, the cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could interfere with our operations.

    Although we intend to file additional patent applications as we believe appropriate with respect to any new products or technological developments, we cannot assure you that any additional patents will be issued, or if issued, that they will be of commercial benefit to us. Further, our ability to file such additional patent applications may be reduced by our limited financial resources. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that we rely on unpatented proprietary technology, we cannot assure you that that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to proprietary technology. Further, we cannot assure you that any products developed by us will not infringe patents held by third parties or that, in such case, licenses from such third parties would be available on commercially acceptable terms, if at all. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of its technologies. We intend to license and market our products internationally, and the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our competitors will not independently develop comparable or superior technologies. See "Business -- Patents and License Rights."

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

    Our future depends upon the continued service of our key technology and executive officers. In particular, we consider Mr. Hoffmann and Mr. Crose to be key executives. If we lost the services of one or more of our key employees, including if one or more of our key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. We have not applied for key man life insurance on the lives of Mr. Hoffmann or Mr. Crose and do not intend to. Because of the nature of our business, our future success will likely depend in large part on our ability to attract and retain technological qualified personnel. Competition for such personnel is intense, including competition from companies with substantially greater resources than ours, and we may not succeed in attracting or retaining such personnel. We cannot assure you that we will successfully recruit or retain personnel of the requisite expertise or in adequate numbers to enable us to conduct our business as proposed.

ERRORS  IN  OUR   PRODUCTS  OR  THE  FAILURE  OF  OUR  PRODUCTS  TO  CONFORM  TO
SPECIFICATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES AGAINST US.

    We may be subject to demands for refunds or claims for damages related to errors or problems associated with our products in the future. We do not carry product liability insurance, and we anticipate that such insurance will be very expensive to maintain, if obtainable at all. We will attempt to maintain products liability coverage to protect us against such liabilities, but we cannot assure you that such arrangements can be made, or if made, will be effective to insulate our assets from such claims. We will attempt to maintain insurance against such contingencies, in scope and amount which we believe to be adequate. However, we cannot assure you that such product liability insurance will be available, or if available, that it will adequately insure against such claim. If such insurance is not obtained and maintained at sufficient levels, or if any product liability claim were brought against us and were sustained for a sufficient amount, it could have a material adverse affect on our business and financial conditionpany.

LIMITED PRIOR MARKET FOR THE COMMON STOCK

    There has only been a limited public market for our Common Stock on the OTC Bulletin Board. We cannot assure you that an active public market for the Common Stock will develop or continue at any time in the future. At December 31, 1998 we had approximately 7,681,278 shares outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144, subject to the limitations on sales by "affiliates" under Rule 144. As long as there is a limited public market for our Common Stock, if our stockholders sell or attempt to sell a significant number of shares in the public market at any one time, it could be difficult to make the sale at then current market prices, and the market price of our Common Stock could fall materially.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, CERTAIN OF WHICH ARE BEYOND OUR CONTROL

    The market price and trading volume of our Common Stock, like that of the common stock of many other technology companies, has been and is likely to be highly volatile and fluctuate widely for reasons which may be unrelated to our business prospects or results of operations, such as:

    - the results of announcements of technological innovations or new commercial products by us or our competitors;

    - other evidence of the safety or efficacy of our or our competitors' products;

    -   announcements relating to strategic relationships;

    -   government regulation;

    -   developments  in  our  patent  or  other   proprietary   rights  or  our
        competitors;

    -   fluctuations in our operating results;

    -   sales of large amounts of stock by shareholders;

    -   trading   being   conducted  by  limited,   undercapitalized   and  less
        experienced market makers.

    -   demand for our products and technology;

    -   actions taken by our competitors, including new product introductions;

    -   our ability to develop, introduce and market products on a timely basis;

    -   market readiness for our products;

    - our success in developing indirect sales channels such as licensees, distributors and marketing partners;

    -   our ability to control costs;

    -   technological changes in our markets;

    -   our ability to obtain financing ;

    -   general economic and market factors.

    Any of these reasons could have a significant adverse effect on the market price of our Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many technology and biotechnology companies.

WE NEED TO MANAGE OUR CHANGING BUSINESS.

    We are a development stage company and have primarily devoted all of our activities to research and development. As we begin to emerge from the development phase to a commercial operations, our ability to successfully develop and offer products and implement our strategy requires an effective planning and management process. In particular, if we are successful in entering the commercial phase, we will need to hire additional key employees in licensing and in technology development. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for us to hire such personnel. Further, we have limited capital resources to attract and compensate such individuals. We believe that improvements in management and operational controls, and financial and management information systems will be needed to manage future emergence from the development into the commercial operating phase, should it occur. The failure to implement such changes could have a material adverse effect upon our business.



THE RELIABILITY OF OUR PRODUCTS IS UNCERTAIN.

    Most applications incorporating our technologies are being still developed or have only begun to be introduced to potential licensees and distributors. As a result of the limited period of use and the controlled environment in which most of our technologies have been tested to date, we cannot assure you that they will meet their performance specifications under all conditions or for all applications. If any of our technologies fail to meet such expectations, we may be required to enhance or improve that technology, and there can be no assurance that we would be able to do so on a timely basis, if at all. Any significant reliability problems could have a material adverse effect on our business.

SOME OF OUR POTENTIAL PRODUCTS ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS

    The production and marketing of some of our products, including the PLASMA PURE, are subject to regulation for safety and efficacy by numerous federal, state and local agencies, and comparable agencies in foreign countries. In the United States, the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labelling, storage, recordkeeping, approval, advertising and promotion of the Company's proposed products and technologies. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions including the initiation of product seizures, injunction actions, mandatory recalls and criminal prosecutions based on products, promotional practices, or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary recalls or cessation of sale of products, administrative detention, public notice, voluntary changes in labeling, manufacturing or promotional practices, as well as the refusal of the government to enter into supply contracts or to approve NDAs. The FDA also has the authority to withdraw approval of instruments and devices in accordance with statutory procedures.

    If we have the financial resources to pursue its development, our PLASMA PURE system will be considered a medical device. As such, the FDA would require us to obtain either a premarket notification clearance under Section 510(k) of the Federal, Food, Drug, and Cosmetic Act ("510(k)"), or an approved premarket application ("PMA") prior to sales and marketing of the device in the United States. The 510(k) premarket notification may be obtained if the medical device manufacturer can establish that the newly developed product is substantially equivalent to another legally marketed device. The FDA may also require clinical data or other evidence of safety and effectiveness.

    If the manufacturer cannot establish equivalence or if the FDA determines that the device requires more extensive review, the FDA will require the submission of PMA. The PMA must contain nonclinical and clinical investigation results, a description of the methods, facilities and controls used for manufacturing, and the proposed labeling for the device. We must receive FDA approval for trials to test the PLASMA PURE device. FDA review of a PMA would take at least six months following submission of Phase III test results, and may take longer. (See "Business -- Government Regulation" for details on the various phases) It is currently estimated by the Company that with adequate funding, it would take approximately two years to receive FDA clearance. We cannot assure you that approval of the PLASMA PURE PMA would be granted.

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

    We have not prepared or filed any applications with the FDA or any governmental authority for approval of the PLASMA PURE device or any related product. No assurance can be given that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause us to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which we plan to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

WE FACE INTENSE COMPETITION AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR BUSINESS WILL BE SERIOUSLY HARMED.

    We compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than we do. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future are or could be the basis for competitive products. We cannot assure you that our competitors will not succeed in developing technologies and products that are more effective or less costly than any that are being developed by us.

    We expect products approved for sale, if any, to compete primarily on the basis of product uniqueness, efficacy, safety, reliability, price and patent position. Our competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. See "Business -- Competition."

THE ACCEPTANCE OF OUR PRODUCTS IN THE MARKET IS UNCERTAIN.

    Our success will depend, in large part, on achieving market acceptance for our products. Such acceptance will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that we and our licensees, marketing contractors and partners will be able to commercialize successfully or achieve market acceptance of our products and technologies. There is no assurance that we or our licensees and contract marketing partners will be able to create a successful marketing program, or that our products can be sold in a manner that will permit us to achieve long range profitability. Further, there can be no assurance that our competitors will not develop competing technologies that are less expensive or otherwise superior to our products. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations.

WE CAN POTENTIALLY ISSUE ADDITIONAL SHARES WITHOUT SHAREHOLDER APPROVAL.

    We are currently authorized to issue up to a total of 15,000,000 shares of Common Stock, $.0001 par value, and 1,000,000 shares of preferred stock, $.0001 par value per share (the "Preferred Stock"). At December 31, 1998, there were 7,681,278 shares of Common Stock outstanding and 45,000 shares of Series A convertible preferred stock outstanding.

    Our Board of Directors is authorized, without stockholder approval, to issue Preferred Stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, we may further issue a series of Preferred Stock in the future that will have preference over our Common Stock with respect to the payment of dividends and proceeds from our liquidation, dissolution or winding up or have voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock.

THERE ARE A SUBSTANTIAL NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE THAT MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

    Sales of substantial amounts of our Common Stock in the public market by shareholders could adversely affect the market price of the Common Stock and adversely affect our ability to raise capital at a time and on terms favorable to us. Although there are approximately five securities broker-dealers that are making a market in our common stock as of the date hereof, our shares are thinly traded on a limited basis. Consequently, if substantial amounts of Common Stock are sold into the public market by shareholders, the prevailing market price will likely drop. As of December 31, 1998, we had 7,681,278 shares of Common Stock outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144 under the Securities Act, except for any shares held by an "affiliate" of the company (as defined in the Securities Act and the rules and regulations thereunder) which will be subject to the limitations of Rule 144.

    In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person (or persons whose shares are aggregated under the terms of Rule 144), including an affiliate of the company, who has owned restricted shares of Common Stock beneficially for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale, as reported by all national securities exchanges on which the Common Stock is traded and/or the automated quotation system of a registered securities association, or an approved consolidated transaction reporting system. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to the volume limitations described above. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market prices prevailing from time to time.

OUR STOCK IS A LOW PRICED SECURITIES WHICH IMPOSES CERTAIN REQUIREMENTS ON BROKER-DEALERS EFFECTING A TRADE IN OUR SHARES.

    If the price per share of our common stock is below $5.00, then unless we satisfy certain net asset tests, our securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on our most recent financial statement for the year ended December 31, 1998, our Common Stock is subject to the "penny stock" rules. Consequently, owners of our common stock may find it more difficult to sell their shares.

WE DO NOT INTEND TO PAY DIVIDENDS AND YOU MAY NOT EXPERIENCE A RETURN ON INVESTMENT WITHOUT SELLING SHARES.

    We have never declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Therefore, you will not experience a return on your investment in our Common Stock without selling your shares since we currently intend to retain future earnings, if any, to fund the development, operations and growth of our business.

THE CONVERSION OF OUR 8% CONVERTIBLE DEBENTURES COULD HAVE A DILUTIVE EFFECT

    The conversion of our $600,000 of 8% convertible debentures outstanding at a 25% discount to the then prevailing market price of our common stock would result in the issuance of approximately 1,500,000 shares of common stock, or approximately 16.7% of the outstanding shares (at an assumed conversion price of $.40 per share). The conversion could have an immediate negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders.



THE EXERCISE OF OUR OUTSTANDING WARRANTS COULD HAVE A DILUTIVE EFFECT

    As of December 31, 1998, there were outstanding options and warrants to purchase approximately 1,819,000 shares of our common stock. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be negatively affected since the holders of outstanding warrants and options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such warrants or options.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS.

     You should not rely on forward-looking statements in this annual report, or in any other documents filed by us with the Commission, or in any oral statements of our officers, directors and authorized representatives or in press releases made by us. This annual report contains forward-looking statements that involve risks and uncertainities. We use words such as "anticipates", "believes", "hopes", "plans", "expects", "future", "intends", "estimates" "projects" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described by us above and elsewhere in this report.



ITEM 7.  FINANCIAL STATEMENTS

    The Company's financial statements for the fiscal years ending December 31, 1998, and 1997 are included herein and consist of:

    Independent Auditor's Report                                         F-1
    Consolidated Balance Sheet                                       F-2-F-3
    Consolidated Statements of Operations                                F-4
    Consolidated Statements of Stockholders' Equity (Deficit)        F-5-F-7
    Consolidated Statements of Cash Flows                            F-8-F-9
    Notes to Consolidated Financial Statements                     F-10-F-22


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company's accountants are Moore Stevens, P.C. There have been no disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The  following  table  sets  forth  information   concerning  the  executive
officers, directors and key employees of the Company:

(a) The current directors of the Company are set forth in the following table:

                                      YEAR FIRST
                                      ELECTED AS      OFFICE WITH
NAME                         AGE       DIRECTOR         COMPANY
-----                        ---      ----------      -----------
Alexander Hoffmann           57         1997          Chairman & Chief Executive
                                                      Officer
Gary A. Graham               50         1997          Director
Scott Singer                 45         1997          Director
Timothy J. Keating           35         1999          Director

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

(b) The current executive officers of the Company are set forth in the following table:

                                         YEAR
                                     FIRST ELECTED          OFFICE
NAME                          AGE     INTO OFFICE        WITH COMPANY
-----                         ---    -------------      --------------
Alexander T. Hoffmann         57         1997           Chief Executive Officer
James R. Crose                65         1992           Vice President
Scott Singer                  45         1997           Secretary

Except for its agreements with Mr. Hoffmann and Mr. Crose there are no other employment contracts with the executive officers. The Company had an employment agreement with Sol L. Berg, its former President, who was terminated on March 10, 1999. Officers serve at the will of the Board of Directors.

(c) There are no other significant employees of the Company:

(d) Family Relationships

    There are no family relationships.

(e) Business Experience

    Alexander T. Hoffmann (age 57)
    ---------------------

    Mr. Hoffmann was elected a Director and became Chairman and Chief Executive Officer of the Company in October 1997. From 1963 to 1975 he served in the United States Army and the U.S. Army Reserves and retired with the rank of Major in the Infantry. From 1970 to 1976 he was the Vice President -Marketing & sales of Lepel High Frequency Laboratories, where he was instrumental in developing and marketing "Under the Cap seals" with 3M Corporation and worked on new methods of producing semi-conductors. From 1976 to 1986 he owned and operated a beverage manufacturers representative company based in New York. In 1981 he organized and served as director and president of a company which acquired the Yoo Hoo Chocolate Beverage Company from Iroquois Brands, Inc. In 1984 Mr. Hoffmann sold his interest in Yoo Hoo Chocolate Beverage Company. In 1986 he started the Spritzer Wine Company which developed wine coolers and converted soft drink bottling plants to produce wine coolers for Seagrams, Inc. In April 1996 he filed an uncontested petition for bankrupty in the Eastern District of New

York which was  discharged in 1998.  From 1985 to the present he has served as a
consultant  to  the  beverage   industry.   Mr.  Hoffmann attended  Long  Island
University.



    Gary A. Graham (age 50)
    --------------

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

    Timothy J. Keating (age 35)
    ------------------

    Mr. Keating became a Director of the Company in March 1999, when he was elected to fill a vacancy on the Board of Directors. Mr. Keating operates his own investment firm , Keating Investments, Inc., based in San Francisco, California. Prior to forming his own firm, he was a principal and portfolio manager in a private partnership investing in microcap companies. Prior to that time, Mr. Keating founded and ran the Euopean Equity Derivative Products Department for Nomura International plc, in London, England. Prior thereto he was a proprietary arbitrage trader and head of European equity Trading Department at Bear Stearns International Limited, London. Mr. Keating is a graduate of Harvard College.

    James R. Crose (age 65)
    --------------

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

    Scott Singer (age 45)
    ------------

    Mr. Singer is a Certified Public Accountant and serves as a Director and Secretary of the Company and has been in private accounting practice for over ten years in the New York Metropolitan area. He received a bachelor of Business Administration from Adelphi University.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table set forth the annual and long-term compensation of the chief executive officer and other executive officers for services in all capacities for the fiscal years ended December 31, 1996, 1997 and 1998, whose total annual salary and bonus exceeded $100,000 in any of those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     ADDITIONAL
NAME OF INDIVIDUAL         CAPACITY          YEAR      SALARY       COMPENSATION
------------------         --------          ----      ------       ------------
Alexander Hoffmann     Executive Officer     1998     $150,000      $275,000(1)
                                             1997     $ 25,962      $105,600

Sol. L. Berg           Former President      1998     $125,000      $ 86,070(2)
                                             1997     $115,625
                                             1996                   $100,000(2)

James A. Yurak         Former Director       1998
                                             1997                   $100,000(3)
                                             1996                   $100,000


Alan D. Waldman        Former Director       1998
                                             1997
                                             1996                   $132,000(4)



(1) Amounts for 1998 represents accrual of entire salary due under employment agreement and grant of 250,000 options to acquire the Company's common stock at $1.50 per share. At the date of grant the stock had a fair market value of $2.00 per share, and 100,000 shares of common stock issued for past services. In connection with the signing of his employment agreement in October 1997, Mr. Hoffmann was granted 80,000 shares of unregistered common stock of the Company. The value of shares shown use the same $1.32 price per share that shares were sold to Hampton Tech Partners II, LLC in October 1996. He is also entitled to an annual salary of $150,000.

(2) Amounts for 1998 represents accrual of entire salary due under employment agreement and issuance of 57,380 shares of common stock issued for past services. Consist of 150,000 shares of the Company received by Mr. Berg pursuant to the general exchange of the Company's shares for shares of DPI conducted in May 1996. In November of 1995, Mr. Berg had received 250,000 shares of DPI for assigning his patent to the decaffeination technology and for other services rendered. When all of the shares of DPI not owned by the Company were exchanged by the respective DPI shareholders in May 1996 for Company shares on a 0.6 Company shares to DPI share basis, Mr.Berg received the 150,000 shares of the Company.

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

EMPLOYMENT ARRANGEMENTS

    Effective as of October 1, 1997, the Company entered into an employment agreement with Alexander T. Hoffmann providing for Mr. Hoffmann's employment as the Company's Chief Executive Officer and Chairman for a three year term. Mr. Hoffmann's salary under this agreement is $150,000 per year. The agreement also provides that Mr. Hoffmann shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Hoffmann shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Hoffmann's employment with the Company is terminated by the Company other than for cause, Mr. Hoffmann shall receive one year's base salary

    Effective as of October 1, 1997, the Company entered into an employment agreement with Sol L. Berg providing for Mr. Berg's employment as the Company's President for a three year term. Mr. Berg's salary under this agreement is $125,000 per year. The agreement also provides that Mr. Berg shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Berg shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Berg's employment with the Company is terminated by the Company other than for cause, Mr. Berg shall receive six months' base salary. Mr. Berg's Employment Agreement was terminated by the Company in March 1999.

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

    Effective as of September 1, 1996, BPV Enterprises, Inc. d/b/a "Universal Sales" entered into a Sales Administration and Servicing Agreement ("Universal Agreement") with the Company for a seven year term, providing a broad scope of sales administration and services to the Company. As compensation for its services, Universal shall receive an amount equal to 2.5% of the Company's gross revenues from operations in excess of $5 million per annum. Additionally, under the Universal Agreement, Universal shall be entitled to a sales commission equal to 2.5% of the gross revenues resulting from all sales generated through the efforts of Universal. Universal received $31,500 for services rendered to the Company in 1996. The Company terminated the Universal Sales Agreement for cause in April 1997. Universal Sales filed a Complaint against the Company on April 12, 1998 alleging breach of contract and seeking 75,000 shares of common stock as damages. Mr. Alexander T. Hoffmann, the Chairman and Chief Executive Officer of the Company, is also a director and a 50% shareholder of Universal Sales. In 1998, Mr. Hoffmann moved for a judicial dissolution of BPV Enterprises, Inc., in New York State Supreme Court based on director and shareholder dead-lock and irreconcilable differences. Universal Sales subsequently filed a second Complaint against the Company and Alexander T. Hoffmann, individually, in January 1999 alleging wrongful termination and breach of contract and seeking damages in the amount of equal to 2.5% of the Company's gross revenues from operations in excess of $5 million per annum and its potential lost commissions, which Universal sales estimates to be $25 million in the aggregate, with respect to the Company. The second Complaint alleges several claims directed solely against Mr. Hoffmann in connection with his role as a director and shareholder of Universal Sales, including among others breach of fiduciary duty. The Company is reviewing its position and has not filed an answer to the second Universal Sales lawsuit. See "Legal Proceedings".

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

    (a) As of the December 31, l998, four persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

    (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1998, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group:



NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                   --------------------    ----------------
Hampton Tech Partners II, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (1)                    1,117,424               14.5%

Hampton Tech Partners, LLC
8400 East Prentice Avenue
Englewood, CO 80111 (2)                      150,000                1.9%

Proxhill Marketing, Inc.(3)                1,312,362               17.1%
9250 E. Costilla Avenue
Englewood, CO 80112

Gary A. Graham (4)                         1,399,635               18.2%
9250 E. Costilla Avenue
Englewood, CO 80112

Sol L. Berg (5)                              442,380(5)             5.8%
11 Royal Crest Drive
North Andover, MA  01845

Gloria Berg                                  177,869(6)             2.3%
11 Royal Crest Drive
North Andover, MA 01845

NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                   --------------------    ----------------



Mrs. Alexander T. Hoffmann                   369,900                4.8%
1660 Old Country Road
Plainview, NY  11803

                              Scott Singer 5,000 *
366 North Broadway
Jericho, NY  11753

Alexander T. Hoffmann (4)(7)                 180,000                2.3%
c/o IMSCO
40 Bayfield Drive
North Andover, MA 01845

Timothy J. Keating(4)                         25,000                 *
220 Montgomery Street
San Francisco, CA 94104                       ------

Sands Brothers & Co., Ltd (8)                                        *
90 Park Avenue
New York, NY  10016

All Officers and Directors                 1,609,635               21.0%
as a group (4 persons)
------------

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

(3) Does not include 127,272 Shares issuable to Proxhill Marketing, Ltd., upon exercise of the Class D Warrants for the exercise price of $1.32 per Share or the 9,000 shares issuable upon conversion of the Series A convertible preferred stock.

(4) Denotes a director of the Company.

(5) Sol L. Berg is the former President of the Company. His shares do not include either (i) 177,869 shares owned by his wife, Gloria Berg, or (ii) 166,110 shares owned directly by Sol L. Berg's three adult children, since Mr. Berg has disclaimed any interest and may not be deemed to have voting or investment power over these shares.

(6) The shares shown as owned by Gloria Berg do not include either (i) 442,380 shares owned by her husband, Sol L. Berg, or (ii) 166,110 shares owned directly by Sol L. Berg's three adult children, since Mrs. Berg may not be deemed to have shares voting or investment power over these shares.

(7) The shares shown as owned by Alexander T. Hoffmann do not include 369,900 owned by his wife Rosemary Hoffmann, since Mr. Hoffmann has disclaimed any interest and may not be deemed to have voting or investment power over these shares or the 250,000 shares issuable upon exercise of common stock warrants.

(8) Does not include 600,000 shares issuable upon exercise of common stock warrants.

*   Less than 1%

    There are no arrangements known to the Company which may, at a subsequent date, result in a further change in control of the Company.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

    (a) Except as described  below,  since  January 1, l998,  there have been no
transactions   with  any  officer,   director  or  five  percent  (5%)  or  more
shareholders of the Company in which the amount involved exceeded $60,000.

    On September 20, 1996, the Company entered into the Media Purchase Agreement with PML, wherein PML agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,363 shares of Common Stock, representing a price of $1.32 per share. In connection with the private placement of the Shares to HTP, HTP-II and PML, First Capital Investments, Inc., a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received the 242,273 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. First Capital Investments, Inc., also received a placement fee equal to 10% of the $1.5 million received under the Stock Purchase Agreement, a non-accountable expense allowance equal to 3% of the amount raised under the Stock Purchase Agreement. As Media Credits are used by the Media Purchase Agreement, First Capital Investments, Inc., shall also receive a placement fee of 10% of the amount of Media Credit used. For advertising and marketing services rendered to the Company in 1996 and 1997, PML also received the 127,272 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per Share for a period ending July 31, 2001. Mr. Gary A. Graham who was elected a Director of the Company in October 1997 is also the President and a Director of PML and First Capital Investments , Inc. In 1998, Gary Graham was issued 136,000 shares of Common Stock for expense reimbursement and services rendered to the Company. Additionally, PML received 48,727 shares of Common Stock for expense reimbursement and services rendered to the Company. PML also invested $225,000 in the Company for 45,000 shares of preferred stock of the Company which are convertible into 9,000 shares of common stock, representing a conversion price of $1.00 per share of common stock.

    In 1997, Mr. Alexander T. Hoffmann, a Director and Chief Executive Officer of the Company, received 80,000 shares of Common Stock as compensation for services rendered under his Employment Agreement. In 1998, Mr. Hoffmann was issued 100,000 shares of common stock of the Company for services rendered. Additionally, Mr. Hoffmann was granted 250,000 stock options exercisable at $1.50 per share for a period of three years. See "Legal Proceedings."

    In 1998, Mr. Sol L. Berg, a former director and former president of the Company, was issued 57,380 shares of Common Stock for services rendered and reimbursement of expenses.

    (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, l998.

    (c) At December 31, l998, no officers or directors were indebted to the Company.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

   (6)(C)--  Outside  Director's  Stock Option Plan dated May 21, 1987 (filed as
             Exhibit  (10)(c)  to  Annual  Report on  Form  10-K,  File   Number
             2-98084-D and incorporated herein by reference).

   (6)(D)--  Placement  Letter   dated   April    11,    1994    between    D.H.
             Vermogensverwaltungs-und   Beteiligungsgesellschaft  mbH  and   the
             Company.(1)

   (6)(E)--  Promissory  Note dated April 12, 1994 made  by the  Company to  the
             order  of   D.H.Vermogensverwaltungs-und   Beteiligungsgesellschaft
             mbH.(1)

   (6)(F)-- Common Stock Purchase Warrant dated April 12, 1994 issued by the Company to D.H. Vermogensverwaltungs-und Beteiligungsgesellschaft mbH.(1)

   (6)(G)--  Amendment Dated August 29, 1994 to Placement Letter dated April 11,
             11,     1994     between     D.H.     Vermogensverwaltungs-     und
             Beteiligungsgesellschaft mbH. and the Company.(1)

   (6)(H)-- Consulting Agreement dated July 1, 1992 between IMSCO, Inc. and Waldman Biomedical, Inc., and Addendum thereto Dated July 1, 1994.
             (1)

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

    10.5.-- Consulting Agreement between the Company and Edmund Abramson dated August 13, 1996.(3)

    10.6.-- Consulting Agreement between the Company and WRA Consulting, Inc., dated August 13, 1996.(3)

    10.7.-- Agreement between the Company and Universal Sales dated as of September 1, 1996.(3)

    10.8.--  Employment Agreement dated as of October 1, 1997 between  Alexander
             T. Hoffmann and the Company.(4)

  10.9(5)--  Form of 8% Convertible Debenture issued to Amro International, Ltd.

 10.10(5)--  Note  and  Warrant  Purchase   Agreement  dated  February  9,  1999
             between the Company and AMRO International, Ltd.

 10.11(6)--  Registration Rights  Agreement  dated  February 9, 1999 between the
             Company and AMRO International, Ltd.

 10.12(6)--  Warrant  dated  February  9, 1999 issued  by the  Company  to  AMRO
             International, Ltd.

 10.13(6)--  Agreement  between  the Company  and  Sands  Brothers &  Co.,  Ltd.
             dated July 31, 1998

(b) Reports on Form 8-K.

    The Company filed three reports on Form 8-K for the year ending December 31, l998.

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

(4) Filed as  Exhibits  to   the  Company's  Form  10-KSB  for  the  year  ended
December 31, 1997, File Number 0-24520, and incorporated by reference herein.

(5) Filed as Exhibits to the Company's Form 8-K dated February 19, 1999, File Number 0-25420, and incorporated by reference herein.

(6) Filed herewith.

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

                                             Date: May 31, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alexander T. Hoffmann
----------------------------------------
Alexander T. Hoffmann, Chairman
and Chief Executive Officer
Date: May 31, 1999


/s/ Scott Singer
----------------------------------------
Scott Singer, Director and  Secretary
(Chief Financial and Accounting Officer)
Date: May 31, 1999


/s/ Gary A. Graham
----------------------------------------
Gary A. Graham, Director
Date: May 31, 1999


----------------------------------------
Timothy J. Keating, Director
Date: May   , 1999
         ---