Form 10KSB40/A
period 1998-12-31
IMSCO INC /MA/
filed 1999-06-09
CIK 924396

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

                                EXPLANATORY NOTE


    This Amendment to Form 10-KSB is being filed by the Issuer in order to amend certain information contained in the Financial Statements of the Issuer included in the Form 10-KSB in response to Item 7.

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

                                             Date: June 9, 1999