Form 10QSB
period 1999-03-31
IMSCO INC /MA/
filed 1999-08-31
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


                      Yes [ ]         No [x]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,786,508.

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

                                     PART I
                                     ------

Item 1.  Financial Statements:

Balance Sheets - March 31, 1999 and December 31, 1998.......................3-4

Statements of  Operations  - For the Three  months ended March 31,
     1999 and 1998 and cumulative amounts from July 9, 1992
     (inception  of the current development stage) to March 31, 1999........5-7
Statements of Cash Flows - For the Three  months  ended
     March 31, 1999 and 1998 and cumulative amounts from July 9, 1992
     (inception of the current development stage) to March 31, 199..........8-9
Statements of Stockholders' Equity (Deficit) For the Three Months
     ended March 31,1999 and for the Year ended December 31, 1998..........10-17

Notes to Consolidated Financial Statements.................................18-21
Management's Discussion and Analysis or Plan of Operation..................22-25


                                     PART II
                                     -------

Item 2.  Changes in Securities and Use of Proceeds........................... 25

Item 6.  Exhibits and Reports on Form 8-K..................................25-26

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

Item 1.   Financial Statements


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEETS
                               As of March 31,1999


                                                                 1999
                                                                 ----
ASSETS

CURRENT ASSETS
    Cash and cash                                         $     8,887
    Prepaid                                                     1,000

                                                                -----
    TOTAL CURRENT ASSETS                                        9,887


FIXED ASSETS
    Property and equipment                                    123,066
    Leasehold improvements                                      5,845
Accumulated depreciation                                     (101,438)

    NET FIXED ASSETS                                           27,473


OTHER ASSETS
Deposits                                                        3,499
Deferred Financing Costs

TOTAL OTHER ASSETS                                              3,499

TOTAL ASSETS                                              $    40,859
                                                          ===========



The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEETS
                               As of March 31,1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Notes Payable                                            $    193,355
         Convertible Notes Payable                                     600,000
         Accounts Payable                                               80,001
         Accrued Salaries                                              176,867
         Accrued Expenses                                               50,955
         Accrued Payroll Taxes                                          36,637
         Accrued Interest                                               19,672
         Due to Stockholders                                            32,730


TOTAL CURRENT LIABILITIES                                            1,190,217


STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock-authorized 1,000,000
            shares at $.0001 par value; 45,000
            shares issued and outstanding                                    5
         Common stock-authorized 15,000,000
            shares at $.0001 par value;
            7,786,508 issued and outstanding                               779
         Additional Paid-in capital-Series A
            Convertible Preferred Stock                                224,995
         Additional paid-in capital                                  9,946,721
         Deficit Accumulated:
         Developments stage                                         (9,322,454)
         Discontinued Operations                                      (620,908)
         Prepaid advertising credit                                 (1,378,496)


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,149,358)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                  $     40,859
                                                                  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC.AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
           AND CUMULATIVE AMOUNTS FROM JULY 9, 1992 (inception of the current development stage) TO MARCH 31, 1999

                                                                                     Cumulative Amounts
                                                                                     From July 9, 1992
                                                 1999                1998            to March 31, 1999
                                                 ----                ----            ------------------
Development Expense                         $    8,759           $       -             $   301,773
Salaries and Wages                             109,377              49,502                 924,691
Officer Salaries                                30,807              76,346               1,102,500
Payroll Taxes                                   27,101               2,672                 167,973
Outside Labor                                        -               2,132                 191,136
Professional Services                           70,389              94,356                 978,409
Professional Services-Non cash                                                           2,074,969
Rent                                             3,972               3,973                 159,991
Rent-Related Party                                 750                   -                   4,500
Insurance                                       17,512              20,108                 180,755
Travel and Business Meeting                      5,806              47,082                 183,735
Auto Expense                                     4,048               4,476                  64,817
Telephone and Utilities                          3,046               2,296                  64,448
Office Expense                                   3,478               2,118                 134,321
Equipment Rental                                 2,440               1,797                  35,739
Corporate Fees                                       -               7,600                  69,981
Advertising                                     12,000              20,000                 330,703
Depreciation and Amortization                    2,520                   -                  26,447
Litigation Settlement                                -                   -               1,538,392
Franchise Tax                                        -                 456                   1,987
                                                    --                ----                  ------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                        302,005             334,914               8,537,267

OTHER INCOME (EXPENSE)
Dividend and Interest Income                         -                   -                  11,633
Interest Expense                              (218,970)                  -                (752,748)
Loss on sale of fixed assets                         -                   -                 (44,072)
                                                    --                  --                 -------
                                              (218,970)           (334,914)               (785,187)
                                              --------            --------                --------
 (Loss) Before Income Taxes
Provision For Income Taxes
NET LOSS                                    $( 520,975)          $(334,914)            $(9,322,454)
                                            -----------          ----------            ------------
LOSS PER SHARE                              $     (.07)            $  (.05)

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
         (inception of the current development stage) TO MARCH 31, 1999

                 RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES

                                                                                           Cumulative Amounts
                                                                                           from July 9,1992 to
                                               1999                      1998                 March 31,1999
                                               ----                      ----              -------------------

Net Loss                                   $ (520,975)               $ (334,914)              $(9,322,454)
Issuance of Stock Purchase
  Warrants                                     45,000                         -                   834,659

Decrease (increase) in Due
from Officers                                   2,930                     3,000                     2,810
Depreciation and Amortization                   2,520                         -                    29,059
Interest Expense-Financing Cost                82,577                         -                   299,085
Interest Paid with Common Stock                                                                   300,253
Amortization of Prepaid
  Advertising                                       -                         -                   229,674
Loss on Disposal of Property
     And Equipment                                  -                         -                    44,072
Stock issued to retire
        debt/services                          97,961                 1,808,516                 2,168,876
Increase(decrease)in:
     Other Assets                                   -                         -                    19,200
     Security Deposits                              -                         -                     1,176
     Accounts Receivable                            -                         -                     2,998
     Accounts Payable                         (81,981)                  (15,599)                   15,550

     Accrued Payroll Taxes                    (11,369)                  (10,340)                   36,637
     Accrued Expenses                         (24,472)                1,540,834                 1,538,392
Accrued Interest                               19,672                         -                    19,672
     Accrued Marketing                        (53,000)                        -                         -
     Accrued Legal Fees                             -                         -                    50,955


     Cash Overdraft                                 -                   (18,804)                        -

     Accrued Salaries                          23,677                    93,752                   176,867









     Prepaid Consulting                             -                  (147,830)                        -

Total adjustments                             103,515                   165,860                 5,769,935
                                              -------                    -------                ---------
Net Cash Provided by
     Operating Activities                  $  417,460                $ (169,054)              $(3,552,519)

                                           ----------                -----------              -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
         (inception of the current development stage) TO MARCH 31, 1999

                                                                                         Cumulative
                                                     1999             1998              July 9,1992 to
                                                                                        March 31,1999
Net Cash Provided by operating
     activities -Forward                         $(417,460)        $(169,054)           $(3,552,519)
                                                   -------           -------               --------

Cash flows from investing activities:
  Prepaid research testing                               -                 -                 (7,734)
  Purchase of Fixed Assets                               -                 -               (118,212)
  Sale of Fixed Assets                                   -                 -                 21,000
                                                   -------           -------               --------
Net cash used in investing
     activities                                          -                 -               (104,946)
                                                   -------           -------               -------

Cash flows from financing activities:

  Convertible Note Payable                         600,000                 -                600,000
  Proceeds from Notes Payable                            -                 -                775,000
  Proceeds form Preferred Stock                          -                 -                225,000
  Interim Loans from
     Stockholders                                        -                 -                 41,300
  Payment on Loans from
     Stockholders                                        -                 -                (11,500)
  Proceeds from issuance of
     common stock                                        -           249,400              2,247,304
  Payment of Notes Payable                        (196,645)                -               (196,645
                                                   -------          --------               --------
Net cash provided by
     financing activities                          403,355           249,400              3,680,459
                                                   -------          --------              ---------

Net Increase (decrease) in cash
     and cash equivalents                          (14,105)           80,346                 22,994
Cash and cash equivalents at








     beginning of period                            22,992            13,780                (14,107)
                                                  --------         ---------                -------
Cash and cash equivalents at
     end of period                                $  8,887         $  94,126               $  8,887
                                                  ========         =========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                        THREE MONTHS ENDED MARCH 31, 1999

                    Series A Convertible
                       Preferred Stock              Common  Stock            Paid -In Capital
                   Number of                    Number of                  Preferred     Common
                   Shares        Amount          Shares      Amount          Stock       Stock
                  ---------    ----------       --------   ----------     -----------  ----------
Balance at
December 31,
1997                                           6,516,536     $652                      $6,118,198
Exercise of
 Stock Warrants                                   66,000        7                          59,393

Issuance of
  Shares in
  Settlement
  Litigation                                     399,081       39                       1,538,353

Issuance of
  Shares
  for Service                                    612,911       62                         903,838

Issuance of
 Stock Warrants
 For 600,000

Shares of
 Common Stock for
 Consulting
 Services                                                                                 656,284

Granting of Stock
 Options For 266,750
 Shares of Common
 Stock                                                                                    133,375

Private Placement
 Of Common Stock                                  70,000        7                          69,993

Exercise of Stock








 Options                                          16,750        2                          24,998
Issuance of Stock
 Warrant for
 390,000 Shares
 of Common for
 Notes Payable                                   299,085

Private Placement
 Of Series A
 Convertible
 Preferred Stock                                  45,000        5                         224,995

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                        THREE MONTHS ENDED MARCH 31, 1999

                           Deficit
                         Accumulated        Accumulated                            Total
                           during             Deficit          Prepaid          Stockholders
                         Development       Discontinued      Advertising          Equity
                           Stage            Operations         Credits           (Deficit)


Balance at
December 31,
1997                   $(5,920,317)        $(620,908)       $(1,394,438)       $(1,816,813)

Exercise of
 Stock Warrants                  -                 -                  -             59,400

Issuance of Shares
  in Settlement
  Litigation                     -                 -                  -          1,538,392

Issuance of Shares
  for Service                    -                 -                  -            903,900

Issuance of Stock
 Warrants For 600,000
 Shares of Common
 Stock for Consulting
 Services                        -                 -                  -            656,284

Granting of Stock
Options For 266,750
 Shares of Common
 Stock                                                                             133,375

Private Placement
 Of Common Stock                                   -                  -             70,000

Exercise of Stock
  Options                                          -                  -             25,000










Issuance of Stock
Warrant for 390,000
 Shares of Common
 for Notes Payable                                                                 299,085

Private Placement of
  Series A
  Convertible
  Preferred Stock                                                                  225,000


The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                        THREE MONTHS ENDED MARCH 31, 1999

                    Series A Convertible
                       Preferred Stock              Common  Stock            Paid -In Capital
                   Number of                    Number of                  Preferred     Common
                   Shares        Amount          Shares      Amount          Stock       Stock
                  ---------    ---------        --------   ---------     -----------  ----------

Issuance of
 270 Shares
 Issuable

Pursuant to
 Financing
 Penalty                                                                                      253

Advertising
 Credits Used

Net Loss
                    ------    --------            ------   ------           -------      --------
Balance
 December
 31, 1998           45,000    $      5          7,681,278   $ 769           $245,995   $9,803,770

Issuance of
 Shares for
 Cancelled
 Liabilities        80,000           8             74,992

Issuance of
 Shares for
Cancelled
Liabilities                                        25,230       2                          22,959

Issuance of
 Warrants-
 Loan extension                                                                            21,000











Issuance of
 Warrants -
 New Debt                                                                                  24,000

Net Loss
 Balance
 December 31,       ------    --------         ---------   ------          --------    ----------
1999                45,000     $  5            7,786,508   $ 779           $245,995    $9,946,721
                    ======    ========         =========   ======          ========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                        THREE MONTHS ENDED MARCH 31, 1999

                                    Deficit
                                 Accumulated           Accumulated                                  Total
                                    during              Defecit                 Prepaid          Stockholders
                                  Development         Discontinued            Advertising           Equity
                                     Stage             Operations               Credits            (Deficit)

Issuance of
  Shares Pursuant
  To Financing
  Penalty                                                                                                253
Advertising
  Credits Used                                                                   15,942               15,942
Net Loss                          (2,881,162)                                                     (2,881,162)
                                   ---------           ----------            -----------           ----------
Balance
 December
 31, 1998                        $(8,801,479)          $(620,908)           $(1,378,496)         $  (771,344)

Issuance of Shares
  For Cancelled
  Liabilities                                                                                         75,000

Issuance of Shares
  For Cancelled
  Liabilities                                                                                         22,961

Issuance of
  Warrants-Loan
  Extension                                                                                           21,000

Issuance of
  Warrants-
  New Debt                                                                                            24,000

Net Loss
 March 31,
 1999                               (520,975)                  -                      -             (520,975)











                                   ---------           ----------            -----------           ----------
Balance
  March 31,
  1999                           $(9,322,454)           $620,908            $(1,378,496)         $(1,149,358)
                                  ==========             =======             ==========           ==========


The accompanying notes are an integral part of these consolidated Financial statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

[1] Basis of Presentation-The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings [Loss] Per Share - Earnings per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FAS has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earnings per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three Month ended March 31, 1999 and the year ended December 31, 1998, have been calculated in accordance with SFAS No. 128.

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

[2]  Stockholders' Equity

For the three months ended March 31, 1999, 105,230 with a market value of $97,961 were issued for current and past due invoices of $102,230 for advertising and marketing services rendered to the Company.

[3]  Convertible Notes Payable

On February 9, 1999, the Company completed a private offering of $600,000 of 8% convertible debentures due January 21, 2002 and 120,000 warrants to purchase the Company's common stock at $1.50 per share until January 31, 2002. Interest is payable quarterly in cash or common stock at the option of the Company. The debentures are convertible in $5,000 multiples into shares of the Company's common stock at a conversion price for each share of common stock equal to 75% of the market price at the conversion date, but no more than $1.00 per share. The 25% fair market value adjustment at the date of issue will be an additional cost to the Company in the year exercised.

[4] Defaults on Convertible Promissory Notes

Two of the senior secured convertible promissory notes payable due January 31,1999 were extended until May 25, 1999 and in consideration of the extension the exercise price of the warrants was decreased to $.40 per share. This resulted in a financing cost of $21,000 and was recorded in the quarter ending March 31, 1999. The Company did not pay these notes on May 25, 1999. The Company has not received any notice of default, however, all five of the senior secured convertible promissory notes are deemed to be in default in the total amount of $118,355 plus interest because of the failure to receive and extension or pay timely.

[5]  Legal Proceedings

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

On December 24, 1998, a second action was commenced against the Company and the Chairman and Chief Executive Officer of the Company by BPV Enterprises, Inc. doing business as Universal sales, and Victor Bauer in the Superior Court of the State of New York, County of Suffolk. The plaintiff alleges breach of contract under a sales and service administration agreement claiming a commission equal to 2.5% of the Company's sales in excess of $5,000,000 per year and a standard sales commission equal to 2.5% per year of revenue derived from customers obtained by the plaintiff. The plaintiff also alleges the amount of potential lost commissions to be $25,000,000. Additional causes of action, against the Chairman and Chief Executive Officer of the Company include breaches of his roles and duties for the plaintiff and unjust enrichment. The Company's counsel cannot predict the outcome of this matter although it believes it has meritorious defenses and will vigorously defend the action. However, if such defenses are unsuccessful, it may have a material adverse impact on the results of operations and financial condition of the Company.

[6]  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net Loss of $520,975 for the three months ended March 31, 1999. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[7]  Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $9,322,454 for the period July 7, 1992 through March 31, 1999.

 Item 2.  Management's Discussion and Analysis or Plan of Operation

General

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in it's becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July,1992, the Company has generated an accumulated deficit of $9,322,454 at September 30, 1998 and has a total accumulated deficit of $9,943,362.

The Company had no revenue from continuing operation in the years ending through December 31, 1998. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinued operation and was reactivated and entered into a new development stage in July 1992.

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

The Company's ability to achieve sales and increase its level of revenue depend upon its ability to secure additional financing and future licenses, if any, and successfully develop, test and sell the Company's products. The Company's ability to generate significant revenue and become profitable is dependent in large part on its commercializing the Company's leading product the DECAFFOMATIC, expanding in manufacturing contracts with third party manufacturers, entering into additional marketing agreements and the ability of its marketing contractors to successfully commercialize products incorporating the Company's technologies. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED March 31,1999;

COMPARED WITH March 31,1998

Net losses increased from $334,914 for the three months ended March 31, 1998 to $520,975 for the three months ended March 31, 1999. The Company had no revenue or operating income for the quarters ended March 31, 1998 and March 31, 1999 from continuing operations. The general administrative and development expenses were $302,005 for the three months ended March 31, 1999, in comparison to $334,914 for the three months ended March 31, 1998. The decrease in these costs from 1999 to 1998 was in most expense categories, including officers salaries of $45,439, travel and business meetings of $41,276, professional services of $23,967 and advertising of $8,000. These savings were partially offset by increased salaries of $59,835, increased payroll taxes of $24,429, and increased development costs of $8759. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At March 31, 1999 the Company had total assets of $40,859 and total liabilities of $1,190,217 and total stockholders' deficit of $(1,149,358).


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of March 31,1999 of $(1,180,330) in comparison to a deficit position of $(887,413) as of December 31, 1998. The Company had an accumulated deficit of $9,943,362 at March 31, 1999, in comparison to an accumulated deficit of

$9,422,387 as of December 31, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

For the three months ended March 31, 1999, the Company's cash requirements were satisfied from the private placement of $600,000 of 8% convertible debentures and from issuing 105,230 shares with a current value of $97,961 in payment of $102,300 of accounts payable.

The Company does not currently possess a bank source of financing and has not had any revenues. The Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

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

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 2.  Changes in Securities and Use of Proceeds.

         (c) On February 9, 1999, the Company completed a private offering of $600,000 of Convertible Debentures due January 31, 2002 (the "Debentures") and 120,000 Common Stock Purchase Warrants exercisable at $1.50 per share for a period ending January 31, 2002 (the "Warrants"). The Debentures and Warrants were issued and sold to one investor in accordance with Securities and Exchange Commission Regulation D and have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration under the Securities Act or applicable exemption from the registration requirements thereof.

The Debentures are unsecured obligations of the Company and will mature on January 31, 2002. Interest on the Debentures is payable quarter-annually on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 1999. Interest at the Company's option may be paid in cash or in common stock of the Company. The investor may convert the Debentures into shares of common stock at a price equal to the lesser of (i) 75% of the Market Price (as defined in the Purchase Agreement) on the conversion notice date, or (ii) $1.00 per share;
provided that the investor shall not acquire 10% or more of the outstanding shares of common stock of the Company, through conversion or otherwise, except in the event of a tender offer or merger or acquisition of the Company.

The Warrants permit the holder to acquire 120,000 shares of Common Stock at an exercise price of $1.50 per share for a period ending January 31, 2002. The Warrants contain certain standard anti-dilution provisions. The Holder has certain demand registration rights and piggy-back registration rights with respect to the Common Stock issuable upon exercise upon exercise of the Warrants and the Common Stock issuable upon conversion of the Debenture.

The net proceeds of the offering, after deducting underwriting discounts and commissions and expenses payable by the Company, were approximately $522,000.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

               Exhibit No. 27 - Financial Data Schedule

         (b) Reports on Form 8-K.

               The Company filed two reports on Form 8-K during the quarterly period ended March 31, 1999 as follows:

              (1) The Company filed a report on Form 8-K on January 25, 1999 to report the receipt of a Complaint from BPV Enterprises, Inc. d/b/a/ Universal Sales, asserting that the Company was in breach of contract.

              (2) The Company filed a report on Form 8-K on February 19, 1999 to report the completion of the private offering more fully described in Item 2 above.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Imsco Technologies, Inc.


                                            By: /s/ Timothy J. Keating
                                                -------------------------------
August 31, 1999                                 Timothy J. Keating,
                                                Chief Executive Officer