Form 10QSB
period 1999-06-30
IMSCO INC /MA/
filed 1999-11-01
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

                                     PART I
                                     ------

Item 1. - Financial Statements:

Balance Sheets - June 30, 1999 ................................................3

Statement of Operations - For the Six Months Ended June 30, 1999 and
         June 30, 1998.........................................................5

Statement of Operations For the Three months ended  June 30, 1999 and
         1998 .................................................................6

Statement of Cash Flows - For the Six Months Ended June 30, 1999 and
         June 30, 1998 ........................................................7

Statement of Stockholders' Equity - For the Year Ended December 31,
         1998 and the Six Months Ended June 30, 1998...........................9

Notes to Unaudited Financial Statements ......................................13

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........17

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K.....................................20

                                     PART I

                              Financial Information
                              ---------------------

Item 1.  Financial Statements

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 1999

ASSETS                                                                     1999
                                                                           ----
CURRENT ASSETS
    Cash and cash equivalents                                          $    200
    Prepaid Taxes
    Prepaid Insurance                                                     1,000

TOTAL CURRENT ASSETS                                                   $  1,200
                                                                        -------

FIXED ASSETS
    Property and equipment                                              123,066
    Leasehold improvements                                                5,845
    Accumulated depreciation                                           (103,958)
                                                                        -------

NET FIXED ASSETS                                                         24,953

DUE FROM OFFICER
DEPOSITS                                                                  3,499

Total Other Assets                                                        3,499

TOTAL ASSETS                                                           $ 29,652
                                                                       ========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes Payable                                                     $ 193,355
    Convertible Notes Payable                                           600,000
    Accounts payable                                                     85,510
    Accrued salaries                                                    186,370
    Accrued expenses                                                     50,955
    Accrued payroll taxes                                                36,637
    Accrued Interest                                                     36,572
    Due To Stockholders                                                  32,780
                                                                      ---------

TOTAL CURRENT LIABILITIES                                             1,222,179

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock-authorized 1,000,000 shares at
        $.0001 par value; 45,000 shares issued and
        outstanding                                                           5
    Additional Paid-in capital-Series A Convertible
        Preferred Stock                                                 224,995
    Common stock-authorized 15,000,000 shares at $.0001
        par value; 7,786,508 shares issued and
        outstanding at June 30, 1999                                        779
    Additional paid-in capital                                        9,946,721
    Deficit Accumulated:
    Developments stage                                               (9,365,623)
    Discontinued Operations                                            (620,908)
    Prepaid advertising credits                                      (1,378,496)
                                                                      ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,192,527)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                      $  29,652
                                                                      =========


The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND CUMULATIVE
     AMOUNTS FROM JULY 9, 1992 (inception of the current development stage)
                                TO JUNE 30, 1999

                                                                                           Cumulative Amounts
                                                                                            From Current
                                                          1999               1998           Development Stage
                                                          ----               ----           -----------------

Development Expense                                     $ 8,911           $ 33,000               $301,925
Salaries and Wages                                      117,691            262,167                933,005
Officer Salaries                                         30,807            206,705              1,102,500
Payroll Taxes                                            13,931             11,085                154,803
Outside Labor                                                 0          1,193,093                191,136
Professional Services                                    75,745            186,649                983,765
Professional Services-Non Cash                                0                  0              2,074,969
Rent                                                      9,269              9,859                165,288
Rent- Related                                             1,750                  0                  5,500
Insurance                                                23,401             37,408                186,644
Travel and Business Meeting                              11,321             50,356                189,250
Auto Expense                                              5,448              7,193                 66,217
Telephone and Utilities                                   6,014              5,266                 67,416
Office Expense                                            4,165              4,917                135,008
Equipment Rental                                          2,781              4,880                 36,080
Corporate Fees                                               --              8,701                 69,981
Advertising                                              12,000             20,625                330,703
Depreciation and Amortization                             5,040              4,540                 28,967
Litigation Settlement                                         0                  0              1,538,392
Franchise Tax                                                --                456                  1,987
                                                        -------          ---------              ---------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                                 328,274          2,046,900              8,563,536
                                                        -------          ---------              ---------

OTHER INCOME (EXPENSE)
Dividend and Interest Income                                  0                  0                 11,633
Interest Expense                                        235,870                  0                769,648
Loss on sale of fixed assets                                  0                  0                (44,072)
                                                        -------          ---------              ---------

Other Income (Expenses)- Net                            235,870                  0               (802,087)

LOSS BEFORE INCOME TAXES                               (564,144)        (2,046,900)            (9,365,623)
Provision for Income Tax                                      0                  0                      0
                                                        -------          ---------              ---------

NET LOSS                                              $(564,144)       $(2,046,900)           $(9,365,623)
                                                       ========          =========              =========
LOSS PER SHARE                                          $ (.07)            $ (.28)                  (1.20)

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                        1999               1998
                                                        ----               ----

Development Expense                                 $    152        $    33,000
Salaries and Wages                                     8,314            212,665
Officer Salaries                                           0            130,359
Payroll Taxes -                                       13,170              8,413
Outside Labor                                              0          1,190,961
Professional Services                                  5,356             92,293
Rent                                                   6,297              5,886
Insurance                                              5,889             17,300
Travel and Business Meeting                            5,515              3,274
Auto Expense                                           1,400              2,717
Telephone and Utilities                                2,968              2,970
Office Expense                                           687              2,799
Equipment Rental                                         341              3,083
Corporate Fees                                           341              1,701
Advertising                                                0                  0
Marketing Expense                                          0                  0
Depreciation and Amortization                          2,520              2,270
Litigation Settlement                                      0                  0
Franchise Tax                                              0                  0
                                                      ------             ------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE                               26,269          1,709,716

OTHER INCOME (EXPENSE)
Dividend and Interest Income                                                  0
Interest Expense                                      16,900
Loss on sale of fixed assets                                                  0
                                                      ------            -------
Other Income (Expense) - Net                                                  0
LOSS BEFORE INCOME TAXES                             (43,169)        (1,709,716)
Provision for Income Tax                                                      0
                                                      ------            -------


NET LOSS                                            $(43,169)       $(1,709,716)
                                                      ======          =========

LOSS PER SHARE                                      $ (.006)        $     (0.23)


The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)

     RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                            Cumulative
                                                                                           Amounts from
                                                                                           July 9, 1992
                                                                                                to
                                                          1999             1998            June 30, 1999
                                                          ----             ----            -------------

Net Loss                                              $ (564,144)      $(2,046,914)          $(9,365,623)
Issuance of Stock Purchase Warrants                       45,000                -                834,659

Decrease (increase) in Due from Officers                   2,980             3,500                 2,860
Depreciation and Amortization                              5,040             4,540                31,579
Interest Expense-Financing Cost                           82,577                -                299,085
Interest Paid with Common Stock                                                                  300,253
Amortization of Prepaid Advertising                           -                 -                229,674
Loss on Disposal of Property And Equipment                    -                 -                 44,072
Stock issued to retire debt/services                      97,961         3,446,660             2,168,876
Increase(decrease)in:
          Other Assets                                        -                 -                 19,200
          Security Deposits                                   -                 -                  1,176
          Accounts Receivable                                 -                 -                  2,998
          Accounts Payable                               (76,472)          (29,605)               21,059
          Accrued Payroll Taxes                          (11,369)              115                36,637
          Accrued Expenses                                26,483        (1,540,834)            1,589,347
          Accrued Interest                                36,572                -                 36,572
          Accrued Marketing                              (53,000)               -                      -
          Accrued Legal Fees                             (50,955)               -                 50,955

Cash Overdraft                                                -            (18,804)                   -

Accrued Salaries                                          33,180           (48,125)              186,370

Prepaid Consulting                                            -           (147,830)                   -
                                                         -------         ---------             ---------

Total adjustments                                        137,997         1,669,616             5,804,417
                                                         -------         ---------             ---------

Net Cash Provided by Operating Activities             $ (426,147)       $ (377,284)          $(3,561,206)
                                                         -------           -------             ---------

The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
          (inception of the current development stage) TO JUNE 30, 1999

                                                                                              Cumulative
                                                                                             July 9, 1992
                                                                                                  to
                                                          1999              1998             June 30, 1999
                                                          ----              ----             -------------

Net Cash Provided by operating  activities -Forward    $(426,147)        $(377,284)           $(3,561,206)
                                                         -------           -------              ---------

Cash flows from investing activities:
          Prepaid research testing                            -                 -                  (7,734)
          Purchase of Fixed Assets                            -                 -                (118,212)
          Sale of Fixed Assets                                -                 -                  21,000
                                                          -----             -----                 -------

Net cash used in investing activities                         -                 -                (104,946)
                                                          -----             -----                 -------

Cash flows from financing activities:

          Convertible Note Payable                       600,000                -                 600,000
          Proceeds from Notes Payable                         -                 -                 775,000
          Proceeds form Preferred Stock                        -                -                 225,000
          Interim Loans from Stockholders                     -                 -                  41,300
          Payment on Loans from Stockholders                  -                 -                ( 11,500)
          Proceeds from issuance of common stock              -            379,400              2,247,304
          Payment of Notes Payable                      (196,645)               -                (196,645)
                                                         -------               --                 -------

Net cash provided by financing activities                403,355           379,400              3,680,459
                                                         -------           -------              ---------

Net Increase (decrease) in cash and cash
     equivalents                                         (22,792)            2,116                 14,307
Cash and cash equivalents at beginning of period          22,992            13,780                (14,107)
                                                          ------             -----                 ------

Cash and cash equivalents at end of period                 $ 200          $ 15,896                  $ 200
                                                           =====          ========                  =====

The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         SIX MONTHS ENDED JUNE 30, 1999

                            Series A Convertible
                               Preferred Stock              Common Stock            Paid-In Capital
                             ------------------        ---------------------      -------------------
                            Number of                 Number of                   Preferred    Common
                             Shares      Amount        Shares         Amount        Stock       Stock
                             ------      ------        ------         ------        -----       -----

Balance at December 31, 1997                          6,516,536         $652                  $6,118,198
Exercise of Stock Warrants                               66,000            7                      59,393

Issuance of  Shares in
   Settlement  Litigation                               399,081           39                   1,538,353

Issuance of  Shares  for Service                        612,911           62                     903,838

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


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         SIX MONTHS ENDED JUNE 30, 1999

                                      Deficit
                                    Accumulated         Accumulated                             Total
                                      During              Deficit          Prepaid          Stockholders
                                    Development        Discontinued      Advertising           Equity
                                       Stage            Operations         Credits            (Deficit)
                                       -----            ----------         -------            ---------

Balance at December 31, 1997       $ (5,920,317)        $(620,908)       $(1,394,438)       $ (1,816,813)

Exercise of Stock Warrants                   -                 -                  -               59,400

Issuance of Shares  in Settlement
    Litigation                               -                 -                  -            1,538,392

Issuance of Shares for Service               -                 -                  -              903,900

Issuance of Stock Warrants For 600,000
    Shares of Common Stock for
    Consulting Services                      -                 -                  -              656,284

Granting of Stock Options For 266,750
    Shares of Common Stock                                                                       133,375

Private Placement Of Common Stock                              -                  -               70,000

Exercise of Stock Options                                      -                  -               25,000

Issuance of Stock Warrant for 390,000
    Shares of Common for Notes Payable                                                           299,085

Private Placement of  Series A
    Convertible Preferred Stock                                                                  225,000

The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         SIX MONTHS ENDED JUNE 30, 1999

                            Series A Convertible
                               Preferred Stock              Common Stock             Paid-In Capital
                             ------------------        ---------------------      ---------------------
                            Number of                 Number of                   Preferred      Common
                             Shares      Amount        Shares         Amount        Stock         Stock
                             ------      ------        ------         ------        -----         -----

Issuance of 270 Shares
    Issuable

Pursuant to Financing
    Penalty                                                                                          253

Advertising Credits Used

Net Loss

Balance December 31, 1998  45,000            $ 5     7,681,278         $ 769      $245,995    $9,803,770

Issuance of Shares for
    Cancelled Liabilities  80,000              8        74,992

Issuance of Shares for
    Cancelled Liabilities                               25,230             2                      22,959

Issuance of Warrants-Loan
    extension                                                                                     21,000

Issuance of Warrants - New
    Debt                                                                                          24,000

Net Loss Balance
                          -------           ----     ---------        ------      --------    ----------
     June 30, 1999         45,000            $ 5     7,786,508         $ 779      $245,995    $9,946,721
                          =======           ====     =========        ======      ========    ==========

The accompanying notes are an integral part of these consolidated statements.


                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         SIX MONTHS ENDED JUNE 30, 1999

                                      Deficit
                                    Accumulated         Accumulated                             Total
                                      During              Deficit          Prepaid          Stockholders
                                    Development        Discontinued      Advertising           Equity
                                       Stage            Operations         Credits            (Deficit)
                                       -----            ----------         -------            ---------

Issuance of Shares Pursuant To
     Financing Penalty                                                                               253

Advertising Credits Used                                                       15,942             15,942

Net Loss                              (2,881,162)                                             (2,881,162)
                                       ---------          --------          ---------          ---------
Balance

December 31, 1998                    $(8,801,479)        $(620,908)       $(1,378,496)        $ (771,344)

Issuance of Shares For Cancelled
     Liabilities                                                                                  75,000

Issuance of Shares For Cancelled
     Liabilities                                                                                  22,961

Issuance of Warrants-Loan  Extension                                                              21,000

Issuance of Warrants- New Debt                                                                    24,000

Net Loss June 30, 1999                  (564,144)               -                   -           (520,975)
                                         -------         ---------         ----------            -------

Balance June 30, 1999                $(9,365,623)       $ (620,908)       $(1,378,496)       $(1,149,358)
                                       =========         =========          =========          =========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

[1] Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 1999 and for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings [Loss] Per Share - Earnings per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FAS has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earnings per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the six months ended June 30, 1999, for the three months ended June 30 , 1999, and for the year ended December 31, 1998, have been calculated in accordance with SFAS No. 128.

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

[2]  Stockholders' Equity

For the six months ended June 30, 1999, 105,230 common shares with a market value of $97,961 were issued for current and past due invoices of $102,230 for advertising and marketing services rendered to the Company.

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

As shown in the accompanying financial statements, the Company incurred a net Loss of $564,144 for the six months ended June 30, 1999. The significant operating loss as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[7]  Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $9,365,623 for the period July 7, 1992 through June 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in it's becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July,1992, the Company has generated an accumulated deficit of $9,365,623 at September 30, 1998 and has a total accumulated deficit of $9,986,531.

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

The Company's losses incurred since the inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of the commercialization activities. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology which is called the
DECAFFOMATIC and is anticipating sales thereof to commence in 1999, the Company's results of operations may vary significantly for quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED June 30, 1999;
COMPARED WITH June 30, 1998

Net losses decreased from $2,046,900 for the six months ended June 30, 1998 to $564,144 for the six months ended June, 1999. The Company had no revenue or operating income for the six month period ended March 31, 1998 and March 31, 1999 from continuing operations. The general administrative and development expenses were $328,274 for the six months ended June 30, 1999, in comparison to $2,046,900 for the six months ended June 30, 1998. The decrease in these costs from 1999 to 1998 was in most expense categories, including salaries and wages of$144,000, officers salaries of $175,000, travel and business meetings of $39,000, professional services of $111,000 and advertising of $8,000. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At June 30, 1999 the Company had total assets of $29,652 and total liabilities of $1,222,179 and total stockholders' deficit of $(1,192,527).


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED June 30, 1999;
COMPARED WITH June 30, 1998

Net losses decreased from $1,709,716 for the three months ended June 30, 1998 to $43,169 for the three months ended June 30, 1999. The Company had no revenue or operating income for the three month period ended March 31, 1998 and March 31, 1999 from continuing operations. The general administrative and development expenses were $26,269 for the three months ended June 30, 1999, in comparison to $1,709,716 for the three months ended June 30, 1998. The decrease in these costs from 1999 to 1998 was in most expense categories, including salaries and wages of$204,000, officers salaries of $130,000, outside labor of $1,190,000, professional services of $87,000 and development expenses of 33,000. All research and development costs were expensed currently in the year incurred, rather than capitalized.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of June 30, 1999 of $1,210,000. The Company had an accumulated deficit of $9,986,531 at June 30, 1999, in comparison to an accumulated deficit of $9,422,387 as of December 31, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

For the six months ended June 30, 1999, the Company's cash requirements were satisfied from the private placement of $600,000 of 8% convertible debentures and from issuing 105,230 shares with a current value of $97,961 in payment of $102,300 of accounts payable.

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

                                Other Information
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit No. 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed one report on Form 8-K during the quarterly period ended June 30, 1999 to report the removal of its president and the appointment of a director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Imsco Technologies, Inc.


                                               By:  /s/  Timothy J. Keating
                                                    ---------------------------
October 29, 1999                                    Timothy J. Keating
                                                    Chief Executive Officer