Form 10QSB
period 1999-09-30
IMSCO INC /MA/
filed 2000-01-04
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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


                          Yes [x]              No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,806,508.

                       IMSCO TECHNOLOGIES, INC.

                                 INDEX

                                PART I
                                ------

Item 1. - Financial Statements:

Balance Sheets - September 30, 1999 ...........................................3

Statement of Operations - For the Nine Months Ended
        September 30, 1999 and September 30, 1998..............................5

Statement of Operations For the Three months Ended
        September 30, 1999 and 1998............................................6

Statement of Cash Flows - For the Nine Months Ended
        September 30, 1999 and September 30, 1998..............................7

Statement of Stockholders' Equity - For the Year Ended
        December 31, 1998 and the Nine Months Ended
        September 30, 1999.....................................................9

Notes to Unaudited Financial Statements ......................................13

Item 2. Management's Discussion and Analysis or Plan
        of Operation..........................................................17

                                PART II
                                -------

Item 6.  Exhibits and Reports on Form 8-K.....................................20

                                     PART I

                              Financial Information
                              ---------------------

Item 1.  Financial Statements

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1999

ASSETS                                                                  1999
                                                                        ----
CURRENT ASSETS
          Cash and cash equivalents .......................           $      10
          Prepaid Taxes ...................................                   0
          Prepaid Insurance ...............................                   0
                                                                      ---------

TOTAL CURRENT ASSETS ......................................                  10
                                                                      ---------

FIXED ASSETS
          Property and equipment ..........................             123,066
          Leasehold improvements ..........................               5,845
          Accumulated depreciation ........................            (128,911)
                                                                      ---------

NET FIXED ASSETS ..........................................                   0
                                                                      ---------


DEPOSITS ..................................................               3,499
                                                                      ---------

Total Other Assets ........................................               3,499
                                                                      ---------

TOTAL ASSETS ..............................................           $   3,509
                                                                      =========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC AND SUBSIDIARIES
                         a development stage enterprise
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes Payable ........................................       $   193,355
       Convertible Notes Payable ............................           600,000
       Accounts payable .....................................            85,510
       Accrued salaries .....................................           186,370
       Accrued expenses .....................................           155,613
       Accrued payroll taxes ................................            36,637
       Accrued Interest .....................................            53,472
       Due To Stockholders ..................................            32,780
                                                                    -----------

TOTAL CURRENT LIABILITIES ...................................         1,343,737

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock-authorized 1,000,000
         shares at $.0001 par value; 45,000
         shares issued and outstanding ......................                 5
       Additional Paid-in capital-Series A
         Convertible Preferred Stock ........................           224,995
       Common stock-authorized 15,000,000
         shares at $.0001 par value; 7,786,508
         shares issued and outstanding at
         September 30,1999 ..................................               781
       Additional paid-in capital ...........................         9,950,719
       Deficit Accumulated:
       Developments stage ...................................        (9,517,324)
       Discontinued Operations ..............................          (620,908)
       Prepaid advertising credits ..........................        (1,378,496)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ........................        (1,340,228)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT) ............................................       $     3,509
                                                                    ===========


The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND CUMULATIVE
          AMOUNTS FROM JULY 2, 1992(inception of the Development Stage)
                              TO SEPTEMBER 30, 1999

                                                                     Cumulative Amounts
                                                                        From Current
                                            1999             1998     Development Stage
                                            ----             ----     -----------------

Development Expense ..............     $     8,911      $    33,341      $   301,925
Salaries and Wages ...............         117,691          328,116          933,005
Officer Salaries .................          30,807          336,317        1,102,500
Payroll Taxes ....................          13,931           11,085          154,803
Outside Labor ....................               0        1,202,572          191,136
Professional Services ............         181,003          326,181        1,089,023
Professional Services-Non Cash....               0                0        2,074,969
Rent .............................           9,269           17,082          165,288
Rent- Related ....................           1,750                0            5,500
Insurance ........................          27,801           60,049          191,044
Travel and Business Meeting ......          11,321           56,039          189,250
Auto Expense .....................           5,448           15,500           66,217
Telephone and Utilities ..........           6,014            7,651           67,416
Office Expense ...................           4,355            7,204          135,198
Equipment Rental .................           2,781            6,677           36,080
Corporate Fees ...................               0            9,486           69,981
Advertising ......................          12,000           20,000          330,703
Depreciation and Amortization.....          29,993            6,810           53,920
Litigation Settlement ............               0                0        1,538,392
Franchise Tax ....................               0              456            1,987
                                       -----------      -----------      -----------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE ..........         463,075        2,444,566        8,698,337
                                       ---------------------------------------------

OTHER INCOME (EXPENSE)
Dividend and Interest Income .....               0                0           11,633
Interest Expense .................        (252,770)         (21,998)         786,548
Loss on sale of fixed assets .....               0                0          (44,072)
                                       -----------      -----------      -----------

Other Income (Expenses)- Net .....        (252,770)         (21,998)        (818,987)

LOSS BEFORE INCOME TAXES .........        (715,845)      (2,466,564)      (9,517,324)
Provision for Income Tax .........               0                0                0
                                       -----------      -----------      -----------

NET LOSS .........................     $  (715,845)     $(2,466,564)     $(9,517,324)
                                       ==============================================
LOSS PER SHARE                              $ (.09)          $ (.32)           (1.22)

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                      1999               1998
                                                      ----               ----

Development Expense ......................         $       0          $     341
Salaries and Wages .......................                 0             65,949
Officer Salaries .........................                 0            129,612
Payroll Taxes - ..........................                 0                  0
Outside Labor ............................                 0              9,479
Professional Services ....................           105,258            139,532
Rent .....................................                 0              7,223
Insurance ................................             4,400             22,641
Travel and Business Meeting ..............                 0              5,683
Auto Expense .............................                 0              8,307
Telephone and Utilities ..................                 0              2,385
Office Expense ...........................               190              2,287
Equipment Rental .........................                 0              1,797
Corporate Fees ...........................                 0                160
Advertising ..............................                 0                  0
Marketing Expense ........................                 0                  0
Depreciation and Amortization ............            24,953              2,270
Litigation Settlement ....................                 0                  0
Franchise Tax ............................                 0                  0
                                                   ---------          ---------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE ..................           134,801            397,666

OTHER INCOME (EXPENSE)
Dividend and Interest Income .............                 0                  0
Interest Expense .........................            16,900             21,998
Loss on sale of fixed assets .............                 0                  0
                                                   ---------          ---------

Other Income (Expense) - Net .............            16,990             21,998
                                                   ---------          ---------
LOSS BEFORE INCOME TAXES .................          (151,701)          (419,664)
Provision for Income Tax .................                 0                  0
                                                   ---------          ---------


NET LOSS .................................         $(151,701)         $(419,664)

LOSS PER SHARE                                        $ (.02)           $ (0.06)


The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
                  (inception of the current development stage)

          RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
                                   ACTIVITIES

                                                                                Cumulative
                                                                               Amounts from
                                                                               July 9, 1992
                                                                                    to
                                                   1999            1998        June 30, 1999
                                                   ----            ----        -------------

Net Loss ................................     $  (715,845)     $(2,466,564)     $(9,517,324)
Issuance of Stock Purchase Warrants .....          45,000           21,941          834,659

Decrease (increase) in Due from
   Officers .............................           2,980            3,500            2,860
Depreciation and Amortization ...........          29,993            6,810           56,532
Interest Expense-Financing Cost .........          82,577             --            299,085
Interest Paid with Common Stock .........            --               --            300,253
Amortization of Prepaid Advertising .....            --               --            229,674
Loss on Disposal of Property
   And Equipment ........................            --               --             44,072
Stock issued to retire debt/services ....         101,961        3,571,660        2,172,876
Increase (decrease) in:
         Other Assets ...................            --               --             19,200
         Security Deposits ..............           1,000             --              2,176
         Accounts Receivable ............            --               --              2,998
         Accounts Payable ...............         (76,472)         (31,053)          21,059
         Accrued Payroll Taxes ..........         (11,369)             115           36,637
         Accrued Expenses ...............          80,186       (1,559,586)       1,643,050
         Accrued Interest ...............          53,472             --             53,472
         Accrued Marketing ..............         (53,000)            --               --
         Accrued Legal Fees .............            --               --             50,955

Accrued Salaries ........................          33,180         (138,375)         186,370

Prepaid Consulting ......................            --           (147,830)            --
                                              -----------      -----------      -----------

Total adjustments .......................         289,508        2,012,346        5,955,928
                                              -----------      -----------      -----------

Net Cash Provided by Operating Activities     $  (426,337)     $  (454,218)     $(3,561,928)
                                              -----------      -----------      -----------

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         a development stage enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    AND CUMULATIVE AMOUNTS FROM JULY 9, 1992
       (inception of the current development stage) TO SEPTEMBER 30, 1999

                                                                             Cumulative
                                                                            July 9, 1992
                                                                                  to
                                               1999             1998      September 30, 1999
                                               ----             ----        -------------

Net Cash Provided by operating
   activities-Forward ................     $  (426,337)     $  (377,284)     $(3,561,206)
                                           -----------      -----------      -----------

Cash flows from investing activities:
       Prepaid research testing ......            --               --             (7,734)
       Purchase of Fixed Assets ......            --               --           (118,212)
       Sale of Fixed Assets ..........            --               --             21,000
                                           -----------      -----------      -----------

Net cash used in investing activities             --               --           (104,946)
                                           -----------      -----------      -----------

Cash flows from financing activities:

       Convertible Note Payable ......         600,000             --            600,000
       Proceeds from Notes Payable ...            --            142,700          775,000
       Proceeds form Preferred Stock .            --               --            225,000
       Interim Loans from
         Stockholders ................            --               --             41,300
       Payment on Loans from
          Stockholders ...............            --               --            (11,500)
       Proceeds from issuance of
          common stock ...............            --            379,400        2,247,304
       Payment of Notes Payable ......        (196,645)            --           (196,645)
                                           -----------      -----------      -----------

Net cash provided by financing
   activities ........................         403,355          522,100        3,680,459
                                           -----------      -----------      -----------

Net Increase (decrease) in cash
   and cash equivalents ..............         (22,982)           2,116           14,117
Cash and cash equivalents at beginning
   of period .........................          22,992           13,780          (14,107)
                                           -----------      -----------      -----------


Cash and cash equivalents at end of
   period ............................     $        10      $    15,896      $        10
                                           ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                               Series A Convertible
                                 Preferred Stock           Common Stock             Paid-In Capital
                               --------------------    --------------------       -------------------
                               Number of               Number of                  Preferred    Common
                                Shares      Amount       Shares      Amount         Stock       Stock
                               ---------    ------     ---------     ------       ---------     -----

Balance at December 31,
   1997 .................         --           --      6,516,536     $   652          --     $6,118,198
Exercise of Stock
   Warrants .............         --           --         66,000           7          --         59,393

Issuance of Shares in
   Settlement Litigation          --           --        399,081          39          --      1,538,353

Issuance of Shares for
   Service ..............         --           --        612,911          62          --        903,838

Issuance of Stock
   Warrants For 600,000
   Shares of Common
   Stock for Consulting
   Services .............         --           --           --          --            --        656,284

Granting of Stock Options
   For 266,750 Shares of
   Common Stock .........         --           --           --          --            --        133,375

Private Placement Of
   Common Stock .........         --           --         70,000           7          --         69,993

Exercise of Stock Options         --           --         16,750           2          --         24,998

Issuance of Stock Warrant
   for 390,000 Shares of
   Common for Notes
   Payable ..............         --           --        299,085        --            --           --

Private Placement Of
   Series A Convertible
   Preferred Stock ......         --           --         45,000           5          --        224,995


The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                       NINE MONTHS ENDED SEPTEMBE 30, 1999

                                    Deficit
                                  Accumulated    Accumulated                     Total
                                     During        Deficit       Prepaid      Stockholders
                                  Development   Discontinued   Advertising       Equity
                                     Stage       Operations      Credits        (Deficit)
                                  -----------   ------------   -----------    ------------

Balance at December 31,
   1997 ......................   $(5,920,317)   $  (620,908)   $(1,394,438)   $(1,816,813)

Exercise of Stock Warrants ...          --             --             --           59,400

Issuance of Shares in
   Settlement Litigation .....          --             --             --        1,538,392

Issuance of Shares for
   Service                              --             --             --          903,900

Issuance of Stock Warrants
   For 600,000 Shares of
   Common Stock for
   Consulting Services .......          --             --             --          656,284

Granting of Stock Options
   For 266,750 Shares of
   Common Stock ..............          --             --             --          133,375

Private Placement Of
   Common Stock ..............          --             --             --           70,000

Exercise of Stock Options ....          --             --             --           25,000

Issuance of Stock Warrant
   for 390,000 Shares of
   Common for Notes
   Payable ...................          --             --             --          299,085

Private Placement of Series
   A Convertible Preferred
   Stock .....................          --             --             --          225,000

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                               Series A Convertible
                                 Preferred Stock           Common Stock             Paid-In Capital
                               --------------------    --------------------       -------------------
                               Number of               Number of                  Preferred    Common
                                Shares      Amount       Shares      Amount         Stock       Stock
                               ---------    ------     ---------     ------       ---------     -----
Issuance of 270
   Shares Issuable ......         --          --           --          --             --         --

Pursuant to
   Financing
   Penalty ..............         --          --           --          --             --          253

Advertising Credits
   Used .................         --          --           --          --             --         --

Net Loss ................         --          --           --          --             --         --
                            ----------   ----------   ----------   ----------   ----------   ----------

Balance December
   31, 1998 .............       45,000   $        5    7,681,278   $    769     $  245,995   $9,803,770

Issuance of Shares
   for Cancelled
   Liabilities ..........         --          --         80,000           8           --         74,992

Issuance of Shares
   for Cancelled
   Liabilities ..........         --          --         25,230           2           --         22,959

Issuance of
   Warrants-Loan
   extension ............         --          --           --          --             --         21,000

Issuance of Warrants
   - New Debt ...........         --          --           --          --             --         24,000

Issuance of Shares
   For Services .........         --          --         20,000           2           --          3,998
                            ----------   ----------   ----------   ----------   ----------   ----------
Net Loss Balance
   September 30,
   1999..................       45,000   $        5    7,806,508   $      781   $  245,995   $9,950,719
                            ==========   ==========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                     Deficit
                                   Accumulated        Accumulated                           Total
                                     During             Deficit           Prepaid        Stockholders
                                   Development       Discontinued       Advertising         Equity
                                      Stage           Operations          Credits          (Deficit)
                                   -----------       ------------       -----------       -----------

Issuance of Shares
   Pursuant To Financing
   Penalty ................              --                 --                 --                  253

Advertising Credits Used                 --                 --               15,942             15,942

Net Loss ..................        (2,881,162)              --                 --           (2,881,162)
                                  -----------        -----------        -----------        -----------
Balance
December 31, 1998 .........       $(8,801,479)       $  (620,908)       $(1,378,496)       $  (771,344)

Issuance of Shares For
   Cancelled Liabilities ..              --                 --                 --               75,000

Issuance of Shares For
   Cancelled Liabilities ..              --                 --                 --               22,961

Issuance of Warrants-Loan
   Extension ..............              --                 --                 --               21,000

Issuance of Warrants-New
   Debt ...................              --                 --                 --               24,000

Issuance of Shares For
   Services ...............              --                 --                 --                4,000

Net Loss Sept. 30, 1999 ...          (715,845)              --                 --             (715,845)
                                  -----------        -----------        -----------        -----------

Balance September 30,
   1999 ...................       $(9,517,324)       $  (620,908)       $(1,378,496)       $(1,340,228)
                                  ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

[1] Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 1999 and for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings [Loss] Per Share - Earnings per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FAS has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earnings per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the nine months ended September 30, 1999, for the three months ended September 30, 1999, and for the year ended December 31, 1998, have been calculated in accordance with SFAS No. 128.

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

[2]  Stockholders' Equity

For the nine months ended September 30, 1999, 125,230 common shares with a market value of $101,961 were issued for current and past due invoices of $106,230 for advertising and marketing services rendered to the Company.

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

As shown in the accompanying financial statements, the Company incurred a net Loss of $715,845 for the nine months ended September 30, 1999. The significant operating loss as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[7]  Development Stage Enterprise

On July 7, 1992, the Company discontinued regular operations relating to the sale of an automated luminometer. On July 22, 1992, the company and The General Hospital Corporation, doing business as Massachusetts General Hospital, entered a research agreement for $45,100, to perform the research and evaluation using the Company's electro-static filter. As defined by the Financial Accounting Standards board Statement No. 7, the Company is now a development stage enterprise and it has been devoting substantially all of its efforts to developing, engineering and obtaining patents for new technologies relating to separation technologies for the medical and consumer product sectors. The Company applied for United States Patents covering its decaffeination and Plasma Pure separation technologies in 1993. With a prototype, marketing of this product began in December, 1993. Although no income has been received, letters of interest and royalty agreement negotiations have begun. The cumulative deficit during the development stage is $9,517,324 for the period July 7, 1992 through September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July 1992, the Company has generated an accumulated deficit of $9,517,234 at September 30, 1999 and has a total accumulated deficit of $10,138,232.

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

The Company's losses incurred since the inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating costs and possible losses therefrom over the next several years due primarily to expanded research and development efforts in the PLASMA PURE area and related medical products, preclinical and clinical testing of its product candidates and the performance of the commercialization activities. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company believes it has substantially completed the research and development of its decaffeination technology, which is called the
DECAFFOMATIC and is anticipating sales thereof to commence in 1999, the Company's results of operations may vary significantly for quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30,1999;
COMPARED WITH SEPTEMBER 30,1998

Net losses decreased from $2,466,564 for the nine months ended September 30, 1998 to $715,845 for the nine months ended September 30, 1999. The Company had no revenue or operating income for the nine-month period ended September 30, 1998 and September 30, 1999 from continuing operations. The general administrative and development expenses were $463,075 for the nine months ended September 30, 1999, in comparison to $2,444,566 for the nine months ended
September 30, 1998. The decrease in these costs from 1999 to 1998 was in most expense categories, including salaries and wages of $211,000, officers salaries of $306,000, travel and business meetings of $45,000, professional services of $145,000, outside labor of $1,202,000 and advertising of $8,000. All research and development costs were expensed currently in the year incurred, rather than capitalized.

At September 30, 1999 the Company had total assets of $3,509 and total liabilities of $1,343,737 and total stockholders' deficit of $(1,340,228).


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30,1999;
COMPARED WITH SEPTEMBER 30,1998

Net losses decreased from $419,664 for the three months ended September 30, 1998 to $151,701 for the three months ended September 30, 1999. The Company had no revenue or operating income for the three-month period ended September 30, 1998 and September 30, 1999 from continuing operations. The general administrative and development expenses were $134,801 for the three months ended September 30, 1999, in comparison to $397,666 for the three months ended September 30, 1998. The decrease in these costs from 1999 to 1998 was in most expense categories, including salaries and wages of $66,000, officer's salaries of $130,000, outside labor of $9,000 and professional services of $35,000. All research and development costs were expensed currently in the year incurred, rather than capitalized.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of September 30, 1999 of $1,343,727. The Company had an accumulated deficit of $10,138,232 at September 30, 1999, in comparison to an accumulated deficit of $9,422,387 as of December 31, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

For the nine months ended September 30, 1999, the Company's cash requirements were satisfied from the private placement of $600,000 of 8% convertible debentures and from issuing 125,230 shares with a current value of $101,961 in payment of $106,300 of accounts payable.

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

       (b)    attempting to obtain a bank line of credit; and

       (c) should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures, which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.

The Company's future capital requirements will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing agreements, including the development and progress of the Company's efforts to license its technology to a third party for further commercial development, manufacturing and marketing, (ii) the ability of the Company to establish and maintain licensing agreements, (iii) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (iv) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate licensing fees and royalties from the sale of its technology and products, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain bank financing will require significantly improved operating results over the Company's results for its past twelve months, the likelihood of which the Company presently cannot assure. Similarly, the Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. If the Company is unsuccessful in entering into licensing agreements or raising additional working capital, it may be forced to curtail operations. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                                     PART II

                                Other Information
                                -----------------

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               Exhibit No. 27 - Financial Data Schedule

        (b)    Reports on Form 8-K.

        The Company filed one report on Form 8-K during the quarterly period ended September 30, 1999 to report the removal of its president and the appointment of a director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Imsco Technologies, Inc.


December 30, 1999                           By:  /s/  Timothy J. Keating
                                               -----------------------------
                                                Timothy J. Keating
                                                Chief Executive Officer