Form 10KSB
period 1999-12-31
IMSCO INC /MA/
filed 2000-04-14
CIK 924396

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-24520



                            IMSCO TECHNOLOGIES, INC.

           (Name of small business issuer as specified in its charter)



              DELAWARE                                  04-3021770
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

  865 First Avenue, New York, New York                       10017
  ------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (212) 978-8454

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

YES  X   NO
   -----   -----

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

     As of December 31, l999: (a) 8,928,174 Common Shares, $.0001 par value, of the registrant were outstanding; (b) approximately 8,722,260 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $7,904,984 based on the closing bid price of $0.9063 per share on March 30, 2000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

     IMSCO is a development stage company. We have developed and are attempting to license or sell our electrostatic separation technologies for incorporation into commercial products by a third party. Electrostatic separation takes advantage of the fundamental electrical properties of attraction, wherein unlike or opposite charges attract each other, and repulsion, wherein like or the same charges repel each other, and uses charged materials to selectively separate other substances. In the last six years, we have developed several separation technologies based on electrostatics combined with mechanical separation. This technology was originally developed by us for the specific purpose of separating viruses and viral particles from human plasma. In 1993, we designed an electrostatic separation technology which removes on demand caffeine from brewed liquids, such as coffee and tea. We call our decaffeination technology the "DECAFFOMATIC" . We call our plasma separation technology the "PLASMA PURE".

     Because of our limited financial resources, we are attempting to license or sell our DECAFFOMATIC and PLASMA PURE technology to a third party for completion of development of a commercial product. In this regard, we have negotiated an agreement with ElectroStatic Products, Inc., a New York corporation ("ESPI") for the transfer of our electrostatic separation technology and related patent rights (the "ESPI Agreement") for consideration in the amount of approximately $578,000 which shall be paid by a combination of cash and assumption of certain of our indebtedness and liabilities, and the delivery of releases to IMSCO from the holders of our specified debts and liabilities. The ESPI Agreement is subject to a number of conditions, including the delivery to the IMSCO of the consideration. In the event that ESPI is unable to deliver the consideration by April 28, 2000, the ESPI Agreement is null and void. Accordingly, there can be no assurance that ESPI will perform under the agreement. If ESPI does not perform, we will seek other licensees or purchasers of our technology.

     On September 20, 1996, we entered into a media purchase agreement ("Media Purchase Agreement") and agreed to sell an aggregate of 1,136,363 shares of our common stock, par value $.0001, to Proxhill Marketing, Ltd., a private media and advertising company based in Colorado ("PML"), for the sales price of $1.32 per share and we received in exchange prepaid media in the amount of $1,500,000 to be used at our direction. We originally planned to use the media for advertising our own commercial brew basket product. However, because development of our commercial brew basket decaffeinator has not yet been fully developed, at December 31, 1999 we possessed approximately $1,285,773 of prepaid media credits, net of amounts allocated to warrants, in our inventory to use for future public relations, marketing and advertising. Since we currently plan to license or sell our DECAFFOMATIC technology for the commercial marketplace, we may attempt to use our media in conjunction with our decaffeination technology licensee in a cooperative marketing campaign or for other products or services that the Company may have in the future.

     We were originally formed in 1986 under the laws of the State of Nevada. In 1987 we changed our corporate domicile from Nevada to Massachusetts since the corporate operations were located in Massachusetts, which was accomplished through action by the shareholders and the Board of Directors in 1987. Our name at that time was IMSCO, Inc. In July 1996, we reincorporated in Delaware as IMSCO Technologies, Inc. In order to effectuate this change, we proposed the implementation of the following plan. In May 1996, we filed a Certificate of Incorporation in Delaware incorporating a new wholly-owned subsidiary, IMSCO Technologies, Inc. The Board of Directors of the Company at a meeting held in May 1996 voted, subject to the adoption by the stockholders, to merge into its wholly-owned subsidiary, IMSCO Technologies, Inc., a Delaware corporation. On July 9, 1996, the stockholders of IMSCO, Inc., voted to approve the change of corporate domicile from Massachusetts to Delaware. Therefore, on July 18, 1996, there remained one surviving corporation and the name of this surviving corporation became IMSCO Technologies, Inc. As of the effective date of the merger, each stockholder of the company held one share of common stock, par value $.0001 per share, of IMSCO Technologies, Inc. for each one share of common stock, par value $.001 per share, of IMSCO, Inc. previously held by him.

PRODUCTS AND TECHNOLOGY

     In 1993, we filed separate patent applications with the U.S. Office of Patents and Trademarks for the PLASMA PURE and DECAFFOMATIC separation technologies. On August 22, l995 we were granted a patent by the United States Patents and Trademarks Office, Patent No. 5,443,709 for "Apparatus for Separating Caffeine From a Liquid Containing the Same".

     Previously in late 1996 and early 1997, we anticipated that the decaffeinator would be incorporated into a commercial coffee brewer suitable for the institutional user marketplace utilizing the coffee brewer electronics for power to the decaffeinator. In late 1998 and in 1999, however, we believed that we could design the decaffeination device to be self contained within the brew basket, which is removable from the brewer, with its own independent power source. Our management believed that this design is superior to the earlier version, more universal and interchangeable with different institutional coffee brewer models and will be easier for the consumer to use and, hopefully, lead to increased sales once the product is commercialized. Consequently, during 1998 and 1999, we continued to develop and test a DECAFFOMATIC device contained within a detachable coffee brew basket for the institutional commercial marketplace containing the IMSCO decaffeination technology. Originally we hoped to be able to develop and incorporate our technology into our own brew basket decaffeination product for the commercial institutional coffee brewer market. However, we have very limited financial resources and consequently we are attempting to license or sell our technology to a third party who would complete the development of a commerical brew basket decaffenation product. To this end, we have entered into the ESPI Agreement, which is subject to a number of conditions, for the transfer of certain of our technology and related patent rights. If ESPI does not perform under the ESPI Agreement, we will seek other licensees and purchasers of our separation technology.

STRATEGY

Separation Technology
---------------------

     Our strategy for the separation technology is to focus on selling or licensing our technology. We have entered into the ESPI Agreement, which is subject to a number of conditions, for the transfer of certain of our technology and related patent rights. If ESPI does not perform under the ESPI Agreement, we will seek other licensees and purchasers of our separation technology.

Potential Merger or Acquisition
-------------------------------

     Given our limited financial and human resources and no operating revenues for the last five years, the directors have determined that the Company should seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Because of the Company's current financial status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully locates and completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     There can be no assurance, however, that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Although the Company is actively negotiating with several potential merger targets, the Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Sources of Business Opportunities
     ---------------------------------

     The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee- based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged nor any prospective consultants for these purposes. The Company does not intend to restrict its search to any specific entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation
     ----------

     Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

     Form of Potential Acquisition or Merger
     ---------------------------------------

     Presently,  the  Company  cannot  predict  the  manner  in  which  it might participate  in a prospective  business  opportunity.  Each  separate  potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through a subsidiary corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

     Because of the Company's current financial status and its concomitant limited assets and no operating revenue, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

     Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a remote possibility that the Company might sell its securities to its management or affiliates.

     Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner.

     It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholder's would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

MARKETING

     Our current marketing strategy is to license or sell our separation technologies to other companies which have pre-existing industry presence in their respective fields and the financial resources necessary to complete the commercialization and marketing of these technologies and products. Although we are currently negotiating with a purchaser for the technology, there can be no assurance that we will be able to enter into additional agreement on terms favorable to us if at all, or that current or future agreements will ultimately be beneficial to us.

     Media Purchase Agreement
     ------------------------

     Under the Media Purchase Agreement, PML contractually agreed to provide $1.5 million of media for our public relations and advertising campaign through Grow Marketing Services ("GROW"), an independent media agency and marketing company. In exchange for our issuing 1,136,363 shares of our common stock, representing a price of $1.32 per share, we acquired $1.5 million of prepaid, dedicated media credits receivable and certain media services.

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

     At the closing of a media purchase transaction PML has agreed to deliver cash, media, media credit and/or other media-related assets to GROW as payment for media extended to us. PML then delivers to us a pre-paid purchase order acknowledging our payment of the media cost from GROW under the terms set forth in the agreement.

     When we originally intended to directly market our DECAFFOMATIC products in North America, we planned to use the remaining approximately $1,285,773 of media, net of amounts allocated to warrants, to finance the introduction and initial product advertising and marketing support for the DECAFFOMATIC products. However, since we do not presently intend to pursue the direct marketing of our decaffeination products, we may use the media in conjunction with a cooperative marketing campaign with our licensee or we may use the Media in conjunction with other products or services to be offered by the Company in the future.

     To the extent that we choose not to or are unable to enter into future agreements, we would experience substantially increased capital requirements to undertake the commercial development, marketing or sale of current and future products incorporating our technology. There can be no assurance that we would be able to market or sell our current or future products incorporating our technology independently in the absence of such licensing agreements.

MANUFACTURING

     We currently do not own or operate manufacturing facilities for commercial production of any products. In addition, we have no intention of acquiring or developing any manufacturing facilities, nor do we have any financial capability to acquire any such facilities.

GOVERNMENT REGULATIONS

     The production and marketing of some of the potential products incorporating our separation technology, including the PLASMA PURE, will be subject to regulation for safety and efficacy by numerous federal, state and local agencies, and comparable agencies in foreign countries. Our PLASMA PURE system will be considered a medical device. Since we are seeking to license our PLASMA PURE system to a third party, it would be the licensee's responsibility to comply with all applicable FDA regulations.

PATENTS AND LICENSE RIGHTS

     Our separation technology success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We applied for U.S. patents covering our DECAFFOMATIC separation technology and its PLASMA PURE separation technology in 1993. On August 22, l995, we were issued a patent by the U.S. Commissioner of Patents and Trademarks, Patent Number 5,443,709, for its "Apparatus For Separating Caffeine From A Liquid Containing the Same." On December 11, 1996, we received notice from the U.S. Patent Office that its core patent application for the electrostatic separation technology for removing substances from a fluid had been allowed. That patent was subsequent issued as Patent No. 5,503,724 for "A Process For Decaffeinating Caffeine Containing Liquid"

     We believe that patent protection of our technologies, processes and products are very important to our future operations. The success of our proposed products may significantly depend upon our ability to obtain patent protection. No assurance can be given that any patents will be issued or if issued that they will have commercial value to us. If a patent is granted, the cost of enforcing our patent rights in lawsuits, if necessary, may be significant and could materially interfere with our operations.

     Although we intend to file  additional  patent  applications  as management believes appropriate with respect to any new products technological developments, or licensing agreements, no assurance can be given that any additional patents will be issued, or if issued, that they will be of commercial benefit to us. In addition, to anticipate the breadth or degree of protection that any such patents may afford is impossible. To the extent that we rely on unpatented trade secrets and proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to our trade secrets, that any obligation of confidentiality will be honored or that we will be able to effectively protect our rights to proprietary technology. Further, no assurance can be given that any products developed by us will not infringe patents held by third parties or that, in such case, licenses form such third parties would be available on commercially acceptable terms, if at all.

COMPETITION

     We and our potential technology licensees and/or purchasers compete with numerous firms, many of which are large, multi-national organizations with worldwide distribution. These firms have substantially greater capital resources, research and development and technical staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than we do. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures or other arrangements. In addition, recently developed technologies or technologies that may be developed in the future are or could be the basis for competitive products. No assurance can be given that our competitors will not succeed in developing technologies and products that are more effective or less costly than any that are being developed by us.

PRODUCT LIABILITY

     The development, manufacture and sale of products incorporating our separation technology involve an inherent risk of product liability claims and associated adverse publicity. We currently do not maintain liability insurance and may need to acquire such insurance coverage prior to the commercial introduction of some of the products incorporating our technology by our licensees. No assurance can be given that we will be able to obtain product liability insurance or, if obtainable, that it will be on financially reasonable terms. It is anticipated that the liability insurance for the types of products to be marketed by our licensees, if available, will be very expensive. If such insurance is not obtained and maintained at sufficient levels, and if any product liability claim were brought against us and were sustained for a sufficient amount, it could have a material adverse affect on our business and financial condition, which could cause us to curtail or discontinue operations.

EMPLOYEES

     As of the date hereof, we have two part-time employees, one in management and one in administration. None of our employees is represented by a labor union. We consider our relations with our current employees to be satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal offices are currently located at 865 First Avenue, New York, New York, in a shared office arrangement provided for no charge through an affiliate of one of our directors on an oral, month-to-month rental basis. We believe that our property and equipment are in good operating condition and are adequate for existing and immediately foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a)  Market Information

     There is currently a limited public trading market for our Common Stock. There are currently eleven market-makers for our Common Stock. Our Common Stock has traded on a limited basis on the OTC Bulletin Board under the symbol "IMSO" since November 15, 1994. Our stock registrar and transfer agent is Progressive Transfer Company, Salt Lake City, Utah.

     The following table sets forth the high and low closing quotations for the Common Stock, as reported by NASDAQ for each fiscal quarterly period during 1999. The quotations as reported reflect inter-dealer quotations without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                              High       Low
                                                              ----       ---
January 1, 1999 - March 31, 1999                             $1.156     $0.375
April 1, 1999 - June 30, 1999                                 0.500      0.200
July 1, 1999 - September 30, 1999                             0.300      0.125
October 1, 1999 - December 31, 1999                           0.220      0.070

January 1, 1998 - March 31, 1998                             $2.687     $1.375
April 1, 1998 - June 30, 1998                                 2.062      1.312
July 1, 1998 - September 30, 1998                             1.656      0.906
October 1, 1998 - December 31, 1998                           1.468      0.625


   (b) Holders of Common Stock

                                            Approximate Number of Record Holders
      Title of Class                              (as of December 31, l999)
      --------------                        ------------------------------------
Common Stock, $.0001 par value                               272

A number of shares are held of record in street name by brokerage and other institutional firms for their customers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     We are in the development stage and our operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of our success must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which we will operate. There can be no assurance that our operations will result in our becoming or remaining economically viable. Potential investors in our common stock should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond our control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. We have had no revenues from operations to date and, because we are just beginning to enter the commercial stage, we will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, we have devoted substantially all of our resources to the research and development of our products and technology and general and administrative expenses. Since entering the development stage in July 1992, we have generated an accumulated deficit of $10,181,714 at December 31, 1999 and have a total accumulated deficit of $10,802,622.

     We had no revenues from continuing operations in years ending December 31, 1998, and December 31, 1999. We have incurred net losses in each year since our inception in 1986. Given the dormant level of business activity from 1988 through 1991, we realized that we could not continue with our earlier luminator technology product, we discontinued operations and were reactivated and entered into a new development stage in July 1992.

     Our losses incurred since inception have resulted principally from expenditures under our research and development programs. There can be no assurance of when and whether we will generate any revenues or become profitable on a sustained basis, if at all.

     Our ability to achieve revenue will depend upon our ability to license or sell our technology. There can be no assurance that our operations will generate revenue or will ever be profitable. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998
-------------------------------------------------------------------------

     Net losses decreased from $2,881,162 for the year ended December 31, 1998 to $1,380,235 for the year ending December 31, 1999, a 52% decrease. We had no revenues or operating income for years ended December 31, 1999 and December 31, 1998 from continuing operations. For the year ended December 31, 1999, we had no interest income.

     Total general, administrative and development expenses were $841,333 for 1999 in comparison to $2,656,431 for 1998, a decrease of 68%. The decrease in these costs from 1998 to 1999 was primarily due to a significant decrease in administrative, advertising and research and development expenses. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.39) for the year ended December 31, 1998, in comparison to a loss per share of $(.17) for the year ended December 31, 1999.

     At December 31, l999, the Company had no assets. Total liabilities of $1,474,522 and total stockholders' deficit of $(1,474,522).

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997
-------------------------------------------------------------------------

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

     Total general, administrative and development expenses were $2,656,431 for 1998 in comparison to $3,592,574 for 1997, a decrease of 26%. The decrease in these costs from 1997 to 1998 was primarily due to a significant decrease in litigation settlement costs, as well as decreased advertising and research and development expenses. All research and development costs were expensed currently in the year incurred, rather than capitalized. This resulted in a loss per share of $(.39) for the year ended December 31, 1998, in comparison to a loss per share of $(.57) for the year ended December 31, 1997.

     At December 31, l998, the Company had total assets of $140,061, total liabilities of $911,405 and total stockholders' deficit of $(771,344).

                         LIQUIDITY AND CAPITAL RESOURCES

     We had negative working capital as of December 31, l999, of $1,474,522 in comparison to a negative working capital position as of December 31, l998 of $887,413. We had an accumulated deficit of $1,474,522 at the period ended December 31, l999, in comparison to an accumulated deficit of $771,344 at the period ended December 31, l998. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

     We have financed operations from entering the development phase in July 1992 (through December 31, 1998) primarily through the private placement of its stock and, to a lesser extent, through borrowings from notes payable. For the year ended December 31, l998, our cash requirements were satisfied primarily from the cash reserves in its operating accounts, a private placement of $225,000 shares of our Series A convertible preferred stock to one purchaser and $390,000 of total borrowings from private lenders evidenced by 10% Senior Convertible Notes. At March 31, 2000, the approximately $143,355 outstanding principal balance, plus accrued interest theron, of the 10% Senior Convertible Notes was converted by their holders into our Common Stock. Additionally, in February 1999, the Company completed a $600,000 Convertible Debenture private placement to one accredited investor, which resulted in net proceeds to the Company of $522,000 after payment of placement fees and expenses. At March 31, 2000, the entire $600,000, plus accrued interest thereon, of the Convertible Debenture was converted into our Common Stock. The $390,000 of 10% Senior Convertible Notes and the $600,000 Convertible Debentures all were sold as non-public offerings and all of the purchasers represented that they were "Accredited Investors" as defined under SEC Regulation D. Additionally, the Company had approximately $1,285,773 of remaining prepaid media credits, net of amounts allocated to warrants, available for execution of its public relations, advertising and marketing campaign for its decaffeination technology. The prepaid Media Credits were obtained by the Company on September 20, 1996, when it entered into the Media Purchase Agreement with PML, which received 1,136,364 shares in consideration for $1,500,000 in prepaid Media Credits to be used at our direction. PML also received 127,262 Class D Warrants entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. In the Media Purchase Agreement the purchaser of the shares represented that it was an "Accredited Investor" as that term is defined under Regulation D promulgated by the Commission pursuant to the Securities Act.

     We do not currently possess a bank source of financing. Our negative working capital (current assets less current liabilities) at December 31, 1999 was $1,474,522. Our management believes that unless we are able to sell the approximately $1,285,773, net of amounts allocated to warrants, of Media Credits, obtain additional capital financing or license or sell our products or technology, none of which can be assured, we cannot be certain that our current capital will be adequate to continue as a going concern. Should insufficient funds from these potential sources be available, reducing our present rate of expenditures further might materially adversely affect the ability of the Company to complete our research and development on the commercial DECAFFOMATIC product, to produce competitive products and services, and to market them effectively. Our ability to continue in business as a going concern depends upon our ability to generate revenues and royalties from the sale or licensing of our technology, to sell the Media, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain additional funds through the placement of our securities.

     We believe that we will be able to meet our de minimis operating expenses for the next 3 months. Our future capital requirements, however, will depend on numerous factors, including (i) our ability to sell our technology or establish new licensing and marketing agreements, (ii) the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and complying with regulatory requirements, and (iii) the effect of competing technological and market developments. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

YEAR 2000 EFFECT ON COMPUTER SYSTEMS

       We did not have any computer systems operational as of December 31, 1999.

     To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the year 2000. We believe that we will spend minimal additional amounts for year 2000 issues in the foreseeable future. These assessments have not been independently verified.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

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

We are a  Development  Stage  Company and Our  Business is Difficult to Evaluate
--------------------------------------------------------------------------------
Because our Operating History is Limited
----------------------------------------

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

We Have  Incurred  Losses  Since  Inception  and We May  Not Be Able to  Achieve
--------------------------------------------------------------------------------
Profitability
-------------

     We have incurred net losses in each year since inception and for each of the years ended December 31, 1997, December 31, 1998 and December 31, 1999. As of December 31, 1999 we had an accumulated deficit of approximately
$10,800,000. These losses have resulted primarily from expenses associated with our research and development activities and general administrative expenses. Since inception we have funded our business primarily from the sale of our stock and by borrowing funds. We expect to continue to incur significant research and development, marketing and general and administrative expenses as a result, we may experience further losses and negative cash flows. The amount of future expenses, corresponding further potential net losses and time required by us to reach profitability, if ever, are uncertain. We cannot assure you that our operations will generate significant revenue or will ever be profitable.

We Have Immediate Capital Requirements and Our Future Funding is Uncertain.
---------------------------------------------------------------------------

     Our  operations  to date have  consumed  substantial  amounts  of cash.  At
December 31, 1999, our current liabilities consisting primarily of accounts payable, notes payable and accrued expenses were $1,474,522. At December 31, 1999 we had a negative working capital position of $1,474,522. Therefore, we need to raise substantial additional funds through the licensing or sale of our technologies or through additional equity or debt financings. We cannot assure you that any such additional funding will be available to us. In the event we have insufficient working capital, and are unable to locate additional capital on acceptable terms, we may be required to curtail operations substantially or entirely, including our research and development activities. Such lack of funds could seriously harm our business, financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Early Stage of Product Commercialization; Technological Uncertainties.
----------------------------------------------------------------------

     We are in the development stage, and our separation technologies require additional development for commercialization. The development of any products will require significant further research, development, testing and regulatory approvals and additional investment prior to commercialization. Consequently, we are negotiating with prospective purchasers or licensees for our separation technology.

We Will Be  Substantially  Dependent  on Third  Party  Licensees  or  Technology
--------------------------------------------------------------------------------
Purchasers
----------

     We will be dependent for revenues upon the success of such third party licensees or technology purchasers in performing their responsibilities. The amount and timing of resources which may be devoted to the performance of their contractual responsibilities by such parties are not within our control. We cannot assure you that such parties will perform their obligations as expected, pay any additional revenue or license fees beyond the stated minimums to us or market any products, or that we will derive any revenue from such arrangements. There can be no assurance that our interests will continue to coincide with those parties. To the extent that we choose not to or are unable to enter into such technology sales or licensing agreements, we would need substantially additional capital to undertake the marketing or sale of our current and future products.

Lack of Manufacturing and Sales and Marketing Experience.
---------------------------------------------------------

     We have no experience in, and currently lack the resources and capability to, manufacture any of our proposed products on a commercial basis. We anticipate that we will be dependent to a significant extent on third party manufacturers.

Our Market May Undergo  Rapid  Technological  Change and Our Products May Become
--------------------------------------------------------------------------------
Obsolete.
---------

     We expect technological developments to continue at a rapid pace in the electrostatic separation and biotechnology industries, and there can be no assurance that technological developments will not cause our technology to be rendered obsolete.

We Rely  Heavily on Our  Intellectual  Property  Rights Which Offer Only Limited
--------------------------------------------------------------------------------
Protection Against Potential Infringers
---------------------------------------

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

Limited Market for the Common Stock
-----------------------------------

     There has only been a limited public market for our Common Stock on the OTC Bulletin Board. We cannot assure you that an active public market for the Common Stock will develop or continue at any time in the future. At December 31, 1999 we had approximately 8,928,174 shares outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144, subject to the limitations on sales by "affiliates" under Rule 144. As long as there is a limited public market for our Common Stock, if our stockholders sell or attempt to sell a significant number of shares in the public market at any one time, it could be difficult to make the sale at then current market prices, and the market price of our Common Stock could fall materially.

Our Stock Will Likely Be Subject to  Substantial  Price and Volume  Fluctuations
--------------------------------------------------------------------------------
Due to a Number of Factors, Certain of Which Are Beyond Our Control
-------------------------------------------------------------------

     The market price and trading volume of our Common Stock, like that of the common stock of many other technology companies, has been and is likely to be highly volatile and fluctuate widely for reasons which may be unrelated to our business prospects or results of operations, such as:

     - the results  of  announcements   of  technological   innovations  or  new
       commercial products by our competitors;

     - announcements relating to our technology sales, licenses or strategic relationships;

     - developments   in   our   patent  or  other  proprietary  rights  or  our
       competitors;

     - fluctuations in our operating results;

     - sales of large amounts of stock by shareholders;

     - trading being conducted by limited, undercapitalized and less experienced market makers.

     - actions taken by our competitors, including new product introductions;

     - our ability to control costs;

     - our ability to obtain financing;

     - general economic and market factors.

     Any of these reasons could have a significant adverse effect on the market price of our Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many technology and biotechnology companies.

The Reliability of Our Products is Uncertain.
---------------------------------------------

     Most applications incorporating our technologies are being still developed or have only begun to be introduced to potential licensees or technology purchasers. As a result of the limited period of use and the controlled environment in which most of our technologies have been tested to date, we cannot assure you that they will meet their performance specifications under all conditions or for all applications. Any significant reliability problems could have a material adverse effect on our business.

We Face Intense  Competition  and If We Are Unable to Compete  Successfully  Our
--------------------------------------------------------------------------------
Business Will Be Seriously Harmed.
----------------------------------

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

We Can Potentially Issue Additional Shares Without Shareholder Approval.
------------------------------------------------------------------------

     We are currently authorized to issue up to a total of 15,000,000 shares of Common Stock, $.0001 par value, and 1,000,000 shares of preferred stock, $.0001 par value per share (the "Preferred Stock"). At December 31, 1999, there were 8,928,174 shares of Common Stock outstanding and 45,000 shares of Series A convertible preferred stock outstanding.

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

There Are a  Substantial  Number of Shares  Eligible  for  Future  Sale That May
--------------------------------------------------------------------------------
Adversely Affect the Market Price for Our Common Stock.
-------------------------------------------------------

     Sales of substantial amounts of our Common Stock in the public market by shareholders could adversely affect the market price of the Common Stock and adversely affect our ability to raise capital at a time and on terms favorable to us. Although there are approximately eleven securities broker-dealers that are making a market in our common stock as of the date hereof, our shares are thinly traded on a limited basis. Consequently, if substantial amounts of Common Stock are sold into the public market by shareholders, the prevailing market price will likely drop. As of December 31, 1999, we had 8,928,174 shares of Common Stock outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144 under the Securities Act, except for any shares held by an "affiliate" of the company (as defined in the Securities Act and the rules and regulations thereunder) which will be subject to the limitations of Rule 144.

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

Our Stock is a Low Priced  Securities  Which  Imposes  Certain  Requirements  on
--------------------------------------------------------------------------------
Broker-Dealers Effecting a Trade in Our Shares.
-----------------------------------------------

     If the price per share of our common stock is below $5.00, then unless we satisfy certain net asset tests, our securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on our most recent financial statement for the year ended December 31, 1999, our Common Stock is subject to the "penny stock" rules. Consequently, owners of our common stock may find it more difficult to sell their shares.

We Do Not  Intend  to Pay  Dividends  and You May Not  Experience  a  Return  on
--------------------------------------------------------------------------------
Investment Without Selling Shares.
----------------------------------

     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Therefore, you will not experience a return on your investment in our Common Stock without selling your shares since we currently intend to retain future earnings, if any, to fund the development, operations and growth of our business.

The Exercise of Our Outstanding Warrants Could Have a Dilutive Effect
---------------------------------------------------------------------

     As of December 31, 1999, there were outstanding options and warrants to purchase approximately 3,079,645 shares of our common stock. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be negatively affected since the holders of outstanding warrants and options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such warrants or options.

You Should Not Rely on Forward-Looking Statements.
--------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ending December 31, 1999, and 1998 are included herein and consist of:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's accountants are Moore Stephens, P.C. There have been no disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

(a)  The current directors of the Company are set forth in the following table:

                                  YEAR FIRST
                                  ELECTED AS              OFFICE WITH
NAME                     AGE       DIRECTOR                 COMPANY
----                     ---      ----------              -----------
Timothy J. Keating       36          1999            Chairman & Chief Executive
                                                        Officer
Gary J. Graham           50          1997            Director & Secretary


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

(b) The current executive officers of the Company are set forth in the following table:

                                  YEAR FIRST
                                  ELECTED AS                OFFICE WITH
NAME                     AGE       DIRECTOR                   COMPANY
----                     ---      ----------                -----------
Timothy J. Keating       36          1999              Chief Executive Officer
Gary J. Graham           50          1997              Secretary

There are no other employment contracts with the executive officers. The Company had an employment agreement with Alexander T. Hoffmann, its former Chief Executive Officer who resigned in August 1999, and Sol L. Berg, its former President, who was terminated in March 1999. Officers serve at the will of the Board of Directors.

(c)  There are no other significant employees of the Company:

(d)  Family Relationships

     There are no family relationships.

(e)  Business Experience

     Timothy J. Keating (age 36)
     ------------------

     Mr. Keating became a Director of the Company in March 1999, when he was elected to fill a vacancy on the Board of Directors. He became Chief Executive Officer in August 1999. Mr. Keating operates his own investment firm , Keating Investments, LLC, based in San Francisco, California. Prior to forming his own firm, he was a principal and portfolio manager in a private partnership investing in microcap companies. Prior to that time, Mr. Keating founded and ran the Euopean Equity Derivative Products Department for Nomura International plc, in London, England. Prior thereto he was a proprietary arbitrage trader and head of European equity Trading Department at Bear Stearns International Limited, London. Mr. Keating is a graduate of Harvard College.

     Gary J. Graham (age 50)
     --------------

     Mr. Graham became a Director of the Company in October 1997 and became Secretary in September 1999. He is the president of First Capital Financial Services Corporation, which is an investment advisor to the Company, Proxhill Marketing, Ltd., and First Capital Investments, Inc., a registered broker dealer and member of the National Association of Securities Dealers, Inc. In 1996, First Capital Investments, Inc., served as a placement agent for the Company in connection with its private placement of $1.5 million of common stock and its purchase of $1.5 million of Prepaid Media Credits from Proxhill Marketing, Ltd. Mr. Graham also serves as a member of the Board of Directors of Proxhill Marketing, Ltd., First Capital Financial Services Corporation and First Capital Investments, Inc. He received a Bachelor of Science in Business administration from Meyers College.

     Directors do not receive any compensation for services as directors. During fiscal year 1999, the Company's Board of Directors performed the functions of a compensation committee of the Board in reviewing the compensation paid to employees, and of an audit committee in reviewing financial statements, management and internal audits. IMSCO does not have a separate Nominating or Compensation Committee.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table set forth the annual and long-term compensation of the chief executive officer and other executive officers for services in all capacities for the fiscal years ended December 31, 1999, 1998 and 1997, whose total annual salary and bonus exceeded $100,000 in any of those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                       Additional
Name of Individual               Capacity              Year           Salary          Compensation
------------------               --------              ----           ------          ------------
Timothy J. Keating          Chief Executive            1999(1)             $0                 $0
                            Officer

Alexander Hoffmann          Former Chief Executive     1999
                            Officer                    1998          $150,000           $275,000(2)
                                                       1997          $ 25,962           $105,600

Sol L. Berg                 Former President           1999
                                                       1998          $125,000            $86,070(3)
                                                       1997          $115,625


(1) Mr. Keating became an executive officer of the Company in August 1999. On October 1, 1999, Mr. Keating was granted 700,000 5-year stock options with an exercise price of $0.17 per share. The stock options expire on September 30, 2004. At the date of grant, the stock had a fair market value of $0.17 per share based on the prior 90-day average closing bid price.

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

(3) Amounts for 1998 represents accrual of entire salary due under employment agreement and issuance of 57,380 shares of common stock issued for past services. Consist of 150,000 shares of the Company received by Mr. Berg pursuant to the general exchange of the Company's shares for shares of DPI conducted in May 1996. In November of 1995, Mr. Berg had received 250,000 shares of DPI for assigning his patent to the decaffeination technology and for other services rendered. When all of the shares of DPI not owned by the Company were exchanged by the respective DPI shareholders in May 1996 for Company shares on a 0.6 Company shares to DPI share basis, Mr.Berg received the 150,000 shares of the Company.

     There are no arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

     The Company currently provides no fringe benefit or insurance programs for its employees.

Employment Arrangements
-----------------------

     The Company currently has no employment agreements with any officers or employees. It had two employment agreements in effect for two former executive officers in 1999:

     Effective as of October 1, 1997, the Company entered into an employment agreement with Alexander T. Hoffmann providing for Mr. Hoffmann's employment as the Company's Chief Executive Officer and Chairman for a three year term. Mr. Hoffmann's salary under this agreement is $150,000 per year. The agreement also provides that Mr. Hoffmann shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Hoffmann shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. In the event that Mr. Hoffmann's employment with the Company is terminated by the Company other than for cause, Mr. Hoffmann shall receive one year's base salary. Mr Hoffmann resigned in August 1999 and waived any severance payment from the Company.

     Effective as of October 1, 1997, the Company entered into an employment agreement with Sol L. Berg providing for Mr. Berg's employment as the Company's President for a three year term. Mr. Berg's salary under this agreement is $125,000 per year. The agreement also provides that Mr. Berg shall be provided with a car by the Company and be reimbursed for automobile insurance. Mr. Berg shall also be entitled to medical insurance, vacation and other benefits provided to the Company's employees generally. Mr. Berg's Employment Agreement was terminated by the Company in March 1999.

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

     (a) As of the December 31, l999, one person owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1999, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group:

Name and Address of                   Amount and Nature of
Beneficial Owner                      Beneficial Ownership      Percent of Class
-------------------                   --------------------      ----------------

Limpos, S.A.                              1,000,000                  11.2%


Proxhill Marketing, Inc. (1)                399,635                   4.5%
5460 S. Quebec St., #220
Englewood, CO 80111

Gary J. Graham (2)                          399,635                   4.5%
5460 S. Quebec St., #220
Englewood, CO 80111

Timothy J. Keating(2)                        25,000                    *
220 Montgomery Street
San Francisco, CA 94104

Sands Brothers & Co., Ltd (3)                 --(3)                    *
90 Park Avenue
New York, NY  10016

AMRO International, SA(4)                     --(5)
c/o Ultra Finance
Grossmunesterplatz
Zurich CH 8022
Switzerland

All Officers and Directors                  424,635                   4.8%
as a group (2 persons)
------------


(1) Does not include 127,272 Shares issuable to Proxhill Marketing, Ltd., upon exercise of the Class D Warrants for the exercise price of $1.32 per Share or the 225,000 shares issuable upon conversion of the Series A convertible preferred stock. All of Proxhill Marketing, Ltd.'s common stock is owned by Julie A. Graham, the wife of Gary J. Graham, a Director and Secretary of the Company.

(2)  Denotes a director of the Company.

(3) Does not include 600,000 shares issuable upon exercise of common stock warrants.

(4) AMRO is beneficially owned and controlled by Mark Perkins, an individual residing in Monte Carlo, Monaco.

(5)  Does  not  include   2,520,000   shares   issuable  upon  exercise  of  the
     Convertivble Debenture dated February 9, 1999, which was exercised into 2,520,000 shares of the Comppany's common stock in March 2000.

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

     On September 20, 1996, the Company entered into the Media Purchase Agreement with PML, wherein PML agreed to sell $1,500,000 of media credits to the Company in consideration for the Company issuing 1,136,363 shares of Common Stock, representing a price of $1.32 per share. In connection with the private placement of the Shares to HTP, HTP-II and PML, First Capital Investments, Inc., a broker-dealer which is a member of the National Association of Securities Dealers, Inc. ("NASD"), received the 242,273 Class A Warrants entitling it to acquire Common Stock for the price of $1.45 per Share exercisable over a period ending July 31, 2001. First Capital Investments, Inc., also received a placement fee equal to 10% of the $1.5 million received under the Stock Purchase Agreement, a non-accountable expense allowance equal to 3% of the amount raised under the Stock Purchase Agreement. As Media Credits are used by under Media Purchase Agreement, First Capital Investments, Inc., shall also receive a placement fee of 10% of the amount of Media Credit used. For advertising and marketing services rendered to the Company in 1996 and 1997, PML also received the 127,272 Class D Warrants, entitling it to acquire Common Stock for the price of $1.32 per Share for a period ending July 31, 2001. Mr. Gary J. Graham who was elected a Director of the Company in October 1997 is also the President and a Director of PML and First Capital Investments, Inc. In 1998, Gary Graham was issued 136,000 shares of Common Stock for expense reimbursement and services rendered to the Company. Additionally, PML received 48,727 shares of Common Stock for expense reimbursement and services rendered to the Company. PML also invested $225,000 in the Company for 45,000 shares of preferred stock of the Company which are convertible into 225,000 shares of common stock, representing a conversion price of $1.00 per share of common stock.

     In 1998, Mr. Alexander T. Hoffmann, a former Director and former Chief Executive Officer of the Company, was issued 100,000 shares of common stock of the Company for services rendered. Additionally, Mr. Hoffmann was granted 250,000 stock options exercisable at $1.50 per share for a period of three years.

     In 1998, Mr. Sol L. Berg, a former director and former president of the Company, was issued 57,380 shares of Common Stock for services rendered and reimbursement of expenses.

     On October 1, 1999, Timothy A. Keating, the Company's current Chairman and Chief Executive Officer was granted 700,000 5-year stock options with an exercise price of $.17 per share, which was based on the prior 90-day average closing bid price of the Company's common stock.

     (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, l998.

     (c) At December 31, l999, no officers or directors were indebted to the Company.

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

     10.2. --  Media  Purchase   Agreement  between  the  Company  and  Proxhill
               Marketing, Ltd., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996-- Commission No. 0-24520).

     10.3. -- Manufacturing and Distribution Agreement between the Company and NEWCO Enterprises, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996-- Commission No. 0-24520).

     10.4. -- Marketing Agreement between the Company and Huhes Edwards & Price, Inc., dated September 20, 1996 (Filed on Form 8-K dated October 1, 1996-- Commission No. 0- 24520).

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

Footnotes
---------

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

(4) Filed as Exhibit to the Company's Form 10-KSB for the year ended December 31, 1997, File Number 0-24520, and incorporated by reference herein.

(5) Filed as Exhibits to the Company's Form 8-K dated February 19, 1999, File Number 0-25420, and incorporated by reference herein.

(6)  Filed herewith.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of IMSCO Technologies, Inc.
   New York, New York



          We have audited the accompanying consolidated balance sheet of IMSCO Technologies, Inc. and Subsidiaries [a development stage company] as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMSCO Technologies, Inc. and Subsidiaries [a development stage company] as of December 31, 1999, the results of their operations and their cash flows for each of the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses since its inception primarily resulting from no revenues, has accumulated deficits at December 31, 1999 of $10,802,622 has utilized $424,097 in cash for operations for the year ended December 31, 1999, and is in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The statement of stockholders' deficit prior to January 1, 1997 and the cumulative amounts from inception to that date were not audited by us and, accordingly, we do not express an opinion on them. Those statements were audited by other auditors.


                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

Cranford, New Jersey
April 12, 2000

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
--------------------------------------------------------------------------------
Assets:
-------
Current Assets .....................................................          $       --
                                                                              ------------

   Total Assets ....................................................          $       --
                                                                              ============

Liabilities and Stockholders' [Deficit]:
----------------------------------------
Current Liabilities:
   Notes Payable ...................................................          $    143,355
   Convertible Notes Payable .......................................               561,806
   Accounts Payable ................................................                82,896
   Accrued Expenses ................................................                18,042
   Accrued Interest ................................................               130,022
   Accounts Payable to be Assumed ..................................               528,351
   Due to Stockholders .............................................                10,050
                                                                              ------------

   Total Current Liabilities .......................................             1,474,522
                                                                              ------------

Commitments and Contingencies ......................................                  --
                                                                              ------------

Stockholders' [Deficit]:
------------------------
   Series A Preferred Stock - Authorized 1,000,0000 Shares
     at $.0001 Par Value; 45,000 Convertible Shares, Issued and
     Outstanding ...................................................                     5

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
     8,928,174 Shares Issued and Outstanding .......................                   893

   Additional Paid-in Capital - Series A Convertible Preferred Stock               224,995

   Additional Paid-in Capital - Common Stock .......................            10,480,703

   Less:  Prepaid Advertising Credits ..............................            (1,378,496)

   Deficit Accumulated During Development Stage ....................           (10,181,714)

   Accumulated Deficit - Discontinued Operations ...................              (620,908)
                                                                              ------------

   Total Stockholders' [Deficit] ...................................            (1,474,522)
                                                                              ------------

   Total Liabilities and Stockholders' [Deficit] ...................          $       --
                                                                              ============


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                                          Cumulative
                                                                                          ----------
                                                                                            Amounts
                                                                                            -------
                                                                                             from
                                                                                             ----
                                                                                         July 9, 1992
                                                                                         ------------
                                                                                         [Inception of
                                                                                         -------------
                                                                                          the Current
                                                                                          -----------
                                                                                          Development
                                                                                          -----------
                                                               Years ended                 Stage] to
                                                               -----------                 ---------
                                                               December 31,               December 31,
                                                               ------------               ------------
                                                        1 9 9 9           1 9 9 8           1 9 9 9
                                                     ------------      ------------      ------------
General, Administrative and Development Expense:
------------------------------------------------
   Research and Development Expense ............     $      8,911      $     29,900      $    301,925
   Salaries and Wages ..........................          117,691           266,511           933,005
   Officer Salaries ............................           30,807           661,070         1,102,500
   Payroll Taxes ...............................           13,931            55,846           154,803
   Outside Labor ...............................             --              36,596           191,136
   Professional and Consulting Fees ............          332,640           161,490         1,240,660
   Professional and Consulting Fees - Non-Cash .          112,570         1,126,158         2,187,539
   Rent ........................................            9,269            17,804           165,288
   Rent - Related Party ........................            1,750             3,750             5,500
   Insurance ...................................           27,636            73,642           190,879
   Travel and Business Meeting .................           11,321            59,390           189,250
   Auto Expense ................................            5,448            20,230            66,217
   Telephone and Utilities .....................            6,014            11,329            67,416
   Office Expense ..............................           12,321            10,366           143,164
   Equipment Rental ............................            2,781             8,474            36,080
   Corporate Fees ..............................             --               9,808            69,981
   Advertising .................................           12,000            92,942           330,703
   Depreciation and Amortization ...............           29,993            10,669            53,920
   Litigation Settlement .......................          106,250              --           1,644,642
   Franchise Tax ...............................             --                 456             1,987
                                                     ------------      ------------      ------------

   General, Administrative and Development
     Expense ...................................          841,333         2,656,431         9,076,595
                                                     ------------      ------------      ------------

Other Income [Expense]:
-----------------------
   Dividend and Interest Income ................             --                --              11,633
   Interest Expense ............................         (538,902)         (224,731)       (1,072,680)
   Loss on Sale of Fixed Assets ................             --                --             (44,072)
                                                     ------------      ------------      ------------

   Other [Expense] - Net .......................         (538,902)         (224,731)       (1,105,119)
                                                     ------------      ------------      ------------

   [Loss] Before Income Taxes ..................       (1,380,235)       (2,881,162)      (10,181,714)

Provision for Income Tax .......................             --                --                --
                                                     ------------      ------------      ------------

   Net [Loss] ..................................     $ (1,380,235)       (2,881,162)     $(10,181,714)
                                                     ============      ------------      ============

   Basic and Diluted [Loss] Per Share of Common
     Stock                                           $         (.17)           $     (.39)
                                                     ===============           ===========

   Basic and Diluted Weighted Average Shares
     of Common Stock Outstanding                        7,969,986         7,370,026
                                                     ============      ============

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                   Deficit
                                                                                   -------
                         Series A Convertible                Paid-in             Accumulated  Accumulated                 Total
                         ------------------------------------------------------------------------------------------------------
                         Preferred Stock     Common Stock    Capital               During       Deficit      Prepaid   Stockholders'
                         -----------------------------------------------------------------------------------------------------------
                       Number of         Number of          Preferred   Paid-in  Development  Discontinued  Advertising   Equity
                       ---------------------------------------------------------------------------------------------------------
                       Shares    Amount   Shares    Amount    Stock     Capital     Stage      Operations      Credit   [Deficit]
                      --------------------------------------------------------------------------------------------------------------
Balance at
----------
December 31, 1995        --    $   --   2,995,425  $   299  $   --    $1,796,700 $(1,226,454)  $ (620,908)   $   --     $(50,363)
-----------------
Private Placement        --        --      10,000        1      --        19,999          --          --         --       20,000

Issuance of
Subsidiary Stock         --        --         --        --      --        10,000          --          --         --       10,000

Issuance of
Shares                   --        --      47,000        5      --            (5)         --          --         --           --

Issuance of
Shares for
Consulting
Services                 --        --     284,000       28      --       213,534          --          --         --      213,562

Issuance of
Shares in
Payment of
Loan                     --        --     227,000       23      --       299,977          --          --         --      300,000

Issuance of
Shares for
Advertising
Credits                  --        --   1,136,000      114      --     1,499,886          --          --    (1,500,000)       --

Issuance of
Shares for
Settlement
of Debt                  --        --     775,000       77      --       943,543          --          --         --      943,620

Issuance of
Shares for
Subsidiary
Stock                    --        --     468,000       47      --           (47)         --          --         --           --

Private
Placement                --        --     150,000       15      --       299,985          --          --         --      300,000

Net [Loss]               --        --          --       --      --            --  (1,062,758)         --         --   (1,062,758)
                         ---------------------------------------------------------------------------------------------------------

  Balance at
  ----------
  December 31, 1996      --        --   6,092,425      609      --     5,083,572   (2,289,212)   (620,908)  (1,500,000)  674,061
  -----------------

Warrants Issued for
  Cost of
  Advertising
  Credits -
  Restatement            --        --         --       --       --       108,170          --          --      (108,170)       --
                         ---------------------------------------------------------------------------------------------------------

  Adjusted Balance at
   December 31, 1996 -
   Forward               -- $      --  6,092,425  $   609  $    --   $ 5,191,742 $ (2,289,212) $ (620,908) $(1,608,170) $674,061
                         =========================================================================================================

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                   -------
                         Series A Convertible                Paid-in             Accumulated  Accumulated                 Total
                         ------------------------------------------------------------------------------------------------------
                         Preferred Stock     Common Stock    Capital               During       Deficit      Prepaid   Stockholders'
                         -----------------------------------------------------------------------------------------------------------
                       Number of         Number of          Preferred   Paid-in  Development  Discontinued  Advertising   Equity
                       ---------------------------------------------------------------------------------------------------------
                       Shares    Amount   Shares    Amount    Stock     Capital     Stage      Operations      Credit   [Deficit]
                      -------------------------------------------------------------------------------------------------------------

Adjusted Balance at
-------------------
December 31, 1996 -
-------------------
Forwarded                --     $  --   6,092,425    $ 609    $ --    $5,191,742  $(2,289,212)  $(620,908)   $(1,608,170)  $674,061
---------

Issuance of
Shares for
Consulting
Services                 --        --     100,000       10      --       274,990          --          --         --         275,000

Issuance of
Shares on Consulting
Services                 --        --      75,000        8      --       196,867          --          --         --         196,875

Private
Placement                --        --      23,000        2      --        34,498          --          --         --          34,500

Issuance of
Shares for
Professional
Services                 --        --      18,500        2      --        27,747          --          --         --          27,749

Private
Placement                --        --      15,000        2      --        33,748          --          --         --          33,750

Issuance of
Shares for
Consulting
Services                 --        --     130,000       13      --       235,612          --          --         --         235,625

Private
Placement                --        --      62,611        6      --       122,994          --          --         --         123,000

Advertising
Credits Used             --        --          --       --      --            --          --          --        213,732     213,732

Net [Loss]               --        --          --       --      --            --   (3,631,105)        --         --      (3,631,105)
                         ----------------------------------------------------------------------------------------------------------

  Balance at
  ----------
  December 31, 1997 -
  -------------------
  Forward                --     $  --   6,516,536      652      --     6,118,198  $(5,920,317)    $(620,908) (1,394,438) (1,816,813)
  -------                ===========================================================================================================

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                   -------
                         Series A Convertible                Paid-in             Accumulated  Accumulated                 Total
                         ------------------------------------------------------------------------------------------------------
                         Preferred Stock     Common Stock    Capital               During       Deficit      Prepaid   Stockholders'
                         -----------------------------------------------------------------------------------------------------------
                       Number of         Number of          Preferred   Paid-in  Development  Discontinued  Advertising   Equity
                       ---------------------------------------------------------------------------------------------------------
                       Shares    Amount   Shares    Amount    Stock     Capital     Stage      Operations      Credit   [Deficit]
                      --------------------------------------------------------------------------------------------------------------

Balance at
----------
December 31, 1997 -
-------------------
Forwarded                --      $ --  $6,516,536    $ 652    $ --   $6,118,198  $(5,920,317)  $(620,908)  $(1,394,438) $(1,816,813)
---------

Exercise of
Stock Warrants
[5A][11]                 --        --      66,000        7      --       59,393          --          --         --           59,400

Issuance of
Shares in Settlement
of Litigation [5B]       --        --     399,081       39      --    1,538,353          --          --         --        1,538,392

Issuance of
Shares for
Services [5C]            --        --     612,911       62      --      903,838          --          --         --          903,900

Issuance of
Stock Warrants
for 600,000 Shares
of Common Stock
for Consulting
Services [11]            --        --          --       --      --      656,284          --          --         --          656,284

Granting of Stock
Options for 266,750
Shares of Common
Stock to Employees [11]  --        --          --       --      --      133,375          --          --         --          133,375

Private Placement of
Common Stock [5D]        --        --      70,000        7      --       69,993          --          --         --           70,000

Exercise of
Stock Options [5E][11]   --        --      16,750        2      --       24,998          --          --         --           25,000

Issuance of Stock
Warrants for
390,000 Shares of
Common Stock for Notes
Payable [15][11]         --        --          --       --      --      299,085          --          --         --          299,085

Private Placement of
Series A Convertible
Preferred Stock [5F]     45,000     5          --       --   224,995         --          --          --         --          225,000

Shares Issuable
Pursuant to Financing
Penalty [5F]             --        --          --       --      --          253          --          --         --              253

Advertising Credits
Used                     --        --          --       --      --           --          --          --         15,942       15,942

Net [Loss]               --        --          --       --      --           --   (2,881,162)        --         --       (2,881,162)
                         ---------------------------------------------------------------------------------------------------------

  Balance at
  ----------
  December 31, 1998      45,000  $  5  $7,681,278     $769  $224,995 $9,803,770  $(8,801,479)  $(620,908)   (1,378,496)   $(771,344)
  -----------------     ==========================================================================================================

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------
                                                                                  Deficit
                                                                                  -------
                        Series A Convertible             Paid-in                Accumulated  Accumulated                  Total
                        -------------------------------------------------------------------------------------------------------
                          Preferred Stock Common Stock   Capital                  During       Deficit      Prepaid    Stockholders'
                          ----------------------------------------------------------------------------------------------------------
                          Number of      Number of      Preferred    Paid-in    Development  Discontinued Advertising     Equity
                          ------------------------------------------------------------------------------------------------------
                           Shares Amount  Shares  Amount  Stock      Capital       Stage      Operations    Credits      [Deficit]
                           -------------------------------------------------------------------------------------------------------
Balance - December
------------------
31, 1998 -
----------
Forwarded                  45,000  $5  7,681,278  $769  $224,995  $ 9,803,770  $ (8,801,479)  $(620,908)  $(1,378,496)  $  (771,344)
---------

Issuance of
Warrants -
Consultant                   --     -       --     --       --         52,000          --          --            --          52,000

Issuance of Shares
for Cancelled
Liabilities                  --     -     80,000     8      --         74,992          --          --            --          75,000

Issuance of Shares
for Cancelled
Liabilities                  --     -     25,230     2      --         22,959          --          --            --          22,961

Issuance of Warrant
 - Loan Extension            --     -       --     --       --         21,000          --          --            --          21,000

Issuance of Warrants
for Notes Payable            --     -       --     --       --         55,000          --          --            --          55,000

Issuance of
Director Warrants            --     -       --     --       --         56,000          --          --            --          56,000

Issuance of Shares
for Services                 --     -     20,000     2      --          3,398          --          --            --           3,400

Issuance of Shares
upon Conversion
of Notes                     --     -    416,666    42      --         49,958          --          --            --          50,000

Issuance of Shares
for Services                 --     -     15,000     1      --          1,169          --          --            --           1,170

Issuance of Shares
for Litigation
Settlement                   --     -    550,000    55      --        106,195          --          --            --         106,250

Issuance of Shares
Upon Conversion
of Shareholder Note ..       --     -    140,000    14      --         17,486          --          --            --          17,500

27,000 Shares
Issuable Pursuant to
Financing Penalty            --     -       --     --       --         16,776          --          --            --          16,776

Rights to Receive
Additional
Shares Under
Beneficial
Conversion Feature           --     -       --     --       --        200,000          --          --            --         200,000

Net [Loss]                   --     -       --     --       --           --      (1,380,235)       --            --      (1,380,235)
                           ------  --  ---------  ----  --------  -----------  ------------   ---------   -----------   -----------

Balance -
December 31, 1999          45,000  $5  8,928,174  $893  $224,995  $10,480,703  $(10,181,714)  $(620,908)  $(1,378,496)  $(1,474,522)
                           ======  ==  =========  ====  ========  ===========  ============   =========   ===========   ===========


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                              Cumulative
                                                                                              ----------
                                                                                                Amounts
                                                                                                -------
                                                                                                 from
                                                                                                 ----
                                                                                             July 9, 1992
                                                                                             ------------
                                                                                             [Inception of
                                                                                             -------------
                                                                                              the Current
                                                                                              -----------
                                                                                              Development
                                                                                              -----------
                                                                    Years ended                Stage] to
                                                                    -----------                ---------
                                                                    December 31,              December 31,
                                                                    ------------              ------------
                                                             1 9 9 9           1 9 9 8           1 9 9 9
                                                          ------------      ------------      ------------

Operating Activities:
   Net [Loss] .......................................     $ (1,380,235)     $ (2,881,162)     $(10,181,714)
                                                          ------------      ------------      ------------
   Adjustments to Reconcile Net [Loss] to Net Cash
     [Used for] Operating Activities:
     Decrease [Increase] in Due from Officers .......             --                --                (120)
     Depreciation ...................................           29,993            10,668            56,532
     Contract Services Paid with Common Stock .......          102,531           903,900         2,173,446
     Interest Paid with Common Stock ................           16,776               253           317,029
     Interest Expense - Deferred Finance Costs ......           82,577           216,508           299,085
     Grant of Stock Options and Warrants for
       Past Services ................................          108,000           789,659           897,659
     Amortization of Prepaid Advertising Credits ....             --              15,942           229,674
     Loss on Disposal of Property and Equipment .....             --                --              44,072
     Amortization - Discount Note Payable ...........           16,806              --              16,806
     Interest Expense - Beneficial Conversion Feature          200,000              --             200,000
     Interest Expense - Warrant Discount ............           21,000              --              21,000
     Stock Issued to Settle Litigation ..............           56,250              --              56,250
     Note Issued to Settle Litigation ...............           50,000              --              50,000

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Other Current Assets .........................            1,000              --              20,200
Miscellaneous Receivables ...........................             --                --                --
       Other Assets .................................             --                --                --
       Security Deposits ............................            3,499              --               4,675
       Accounts Receivable ..........................             --                --               2,998

     Increase [Decrease] in:
       Accounts Payable .............................          (79,086)           (3,973)           18,445
       Accrued Expenses .............................           (6,430)          (59,748)        1,556,434
       Accrued Salaries .............................         (153,190)          104,504              --
       Accrued Payroll Taxes ........................          (48,006)           31,310              --
       Accrued Marketing Fees .......................          (53,000)           53,000              --
       Accrued Legal Fees ...........................          (50,955)           50,955              --
       Accounts Payable Subject to Transfer .........          528,351              --             528,351
       Accrued Interest Expense .....................          130,022              --             130,022
                                                          ------------      ------------      ------------

     Total Adjustments ..............................          956,138         2,112,978         6,622,558
                                                          ------------      ------------      ------------

   Net Cash - Operating Activities - Forward ........     $   (424,097)     $   (768,184)     $  3,559,156


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                         Cumulative
                                                                                         ----------
                                                                                           Amounts
                                                                                           -------
                                                                                            from
                                                                                            ----
                                                                                        July 9, 1992
                                                                                        ------------
                                                                                        [Inception of
                                                                                        -------------
                                                                                         the Current
                                                                                         -----------
                                                                                         Development
                                                                                         -----------
                                                                Years ended               Stage] to
                                                                -----------               ---------
                                                                December 31,             December 31,
                                                                ------------             ------------
                                                         1 9 9 9          1 9 9 8          1 9 9 9
                                                       -----------      -----------      -----------

     Net Cash - Operating Activities - Forwarded..     $  (424,097)     $  (768,184)     $(3,559,156)
                                                       -----------      -----------      -----------

Investing Activities:
---------------------
   Purchase of Fixed Assets ......................            --               --             (7,734)
   Prepaid Research Testing ......................            --               --           (118,212)
   Proceeds from Sale of Fixed Assets ............            --               --             21,000
                                                       -----------      -----------      -----------

   Net Cash - Investing Activities ...............            --               --           (104,946)
                                                       -----------      -----------      -----------

Financing Activities:
---------------------
   Convertible Notes Payable .....................         545,000             --            545,000
   Cash Overdraft ................................            --            (18,804)            --
   Proceeds from Notes Payable ...................            --            390,000          775,000
   Proceeds from Issuance of Common Stock ........            --            154,400        2,247,304
   Proceeds from Preferred Stock Subscriptions ...            --            225,000          225,000
   Loans from Stockholders .......................          10,750           38,300           52,050
   Payment on Loans from Stockholders ............         (13,000)         (11,500)         (24,500)
   Bond Discount .................................          55,000             --             55,000
   Payment of Notes Payable ......................        (196,645)            --           (196,645)
                                                       -----------      -----------      -----------

   Net Cash - Financing Activities ...............         401,105          777,396        3,678,209
                                                       -----------      -----------      -----------

   Net [Decrease] Increase in Cash ...............         (22,992)           9,212           14,107
Cash - Beginning of Periods ......................          22,992           13,780           22,665
                                                       -----------      -----------      -----------
   Cash - End of Periods .........................     $      --        $    22,992      $    36,772
                                                       ===========      ===========      ===========

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
   Cash paid during the periods for:
     Interest ....................................     $      --        $      --        $     9,047
     Income Taxes ................................     $      --        $      --        $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

     During 1999, the Company entered into a financing transaction by settling an accrued expense of $63,000 and a current expense of $12,000 with the issuance of 80,000 shares of common stock.

     During 1999, the Company issued a note payable for $600,000 with a beneficial conversion feature of $200,000 and granted stock warrants with a value of $55,000.

     During 1999, $117,500 of notes payable were converted into 806,66 shares of common stock.

     Also in 1999, the Company issued 900,000 options and 455,000 warrants to purchase Company common stock which resulted in a charge to operations and additional paid-in capital.


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] ORGANIZATION

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

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for approximately $578,000 consisting of cash and the assumption of substantially all of the Company's accounts payables.

The Company's subsidiaries, Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"] [the subsidiaries] were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of December 31, 1999, the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from three to five years.

CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. At December 31, 1999, the Company had no cash equivalents.

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

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

EARNINGS [LOSS] PER SHARE - The Financial Accounting Standards Board ["FASB"], has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earning Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At December 31, 1999, the Company had 1,250,000 options and 1,829,645 warrants to purchase common stock that could potentially dilute basic earnings per share in the future.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[3] INCOME TAXES

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (i) operating loss carryforwards, and (ii) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 is as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward                            $     4,320,000
   Valuation Allowance for Deferred Tax Asset                       4,320,000
                                                              ---------------

   Net Deferred Tax Asset                                     $            --
   ----------------------                                     ===============

The valuation allowance of $4,320,000 at December 31, 1999, represents an increase of $552,000 over the preceding year.

The Company has approximately $10,801,000 of net operating losses as of December 31, 1999 which may reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on generating sufficient taxable income prior to their expiration through the year 2019. In addition, the Internal Revenue Code of 1986 includes provisions which may limit the net operating loss carryforwards available for uses in any given year if certain events occur including significant changes in stock ownership.

The Company has net operating loss carryforwards of approximately $10,801,000 which expire as follows:

     Years ended
     -----------
     December 31,                       Amount
     ------------                       ------

        2001                         $     4,000
        2002                             181,000
        2003                             233,000
        2004                              88,000
        2005                              71,000
        2009                             863,000
        2010                             406,000
        2011                           1,063,000
        2012                           3,631,000
        2018                           2,881,000
        2019                           1,380,000
                                     -----------

       Total                         $10,801,000
       -----                         ===========

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 1999 and 1998 follows:

                                                 1 9 9 9             1 9 9 8
                                                 -------             -------

Federal Statutory Income Tax Rate                      (34)%               (34)%
Change in Valuation Allowance                           34                  34
                                              ------------        ------------

   Effective Income Tax Rate                            --                  --
   -------------------------                  ============        ============

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[4] RELATED PARTY TRANSACTIONS

The balance of $10,050 Due to Stockholders relates to short-term loans to the Company in 1999. The loans are non-interesting bearing and are due on demand.

The Company leased office space on a month-to-month basis from one of the stockholders of the Company. The Company incurred $1,750 and $3,750 of rent expense under this lease for the years ended December 31, 1999 and 1998, respectively. The lease terminated in 1999.

[5] NOTES PAYABLE

The Company is currently in default on all notes payable for failure to pay interest when due, failure to redeem the notes at maturity and violation of the note covenants.

The senior secured convertible promissory notes payable of $143,355 matured January 31, 1999 including interest at 10% and are convertible into shares of the Company's common stock. Management has extended the conversion feature related to this debt. The notes may be converted into shares of the Company's common stock at the rate equal to the lessor of (a) $1.00 per share of common stock, or (b) eighty percent at the average closing "bid" price of the Company's publicly traded common stock for the five trading days immediately preceding the conversion. Additionally, the notes when issued, included warrants to purchase 390,000 shares of the Company's common stock at $1.00 per share. The Company recorded paid-in capital and deferred finance costs of $218,580 to be amortized over three and a half months. During the year ended December 31, 1999, $62,451 was amortized as interest expense. The warrants expire in October 2003.

On February 9, 1999, the Company completed a private offering of $600,000 of 8% convertible debentures due January 31, 2002 and 120,000 detachable warrants to purchase the Company's common stock at $1.50 per share until January 31, 2002. Interest is payable quarterly in cash or common stock at the option of the Company. The debentures are convertible in $5,000 multiples into shares of the Company's common stock at a conversion price for each share of common stock equal to 75% of the market price at the conversion date, but no more than $1.00 per share. The 25% fair market value adjustment of $200,000 at the date of issuance was recorded as additional interest expense.

The debenture was recorded at $545,000, net of $55,000 for the fair market value of 120,000 warrants. The value allocated to the warrants was recorded as a note discount and are amortized over three years. The expense for 1999 was $16,806 and was added to the carrying value of the debenture. The Company has failed to file a registration statement as required by the terms of the private placement and has recorded penalty interest expense of $58,500.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS

Equity transactions during the year ended December 31, 1999 are as follows:

[A] Common stock issued pursuant to settlement of litigation.

                        Price     Number                   Paid-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

December 2            $   .19     550,000     $     55     $106,195     $106,250
                                  =======     ========     ========     ========

[B] Common stock issued upon conversion of notes was as follows:

                       Price      Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

September 1           $   .12     416,666     $     42    $ 49,958     $ 50,000
December 30           $   .13     140,000           14      17,486       17,500
                                  -------     --------    --------     --------

   Totals                         556,666     $     56    $ 67,444     $ 67,500
                                  =======     ========    ========     ========

[C] Common stock issued for services was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

January 15            $   .94      80,000     $      8    $ 74,992     $ 75,000
January 29            $   .91      25,230            2      22,959       22,961
September 9           $   .17      20,000            2       3,398        3,400
December 22           $   .08      15,000            1       1,169        1,170
                                  -------     --------    --------     --------

   Totals                         140,230     $     13    $102,518     $102,531
                                  =======     ========    ========     ========

The Series A, $.0001 par value, convertible preferred stock is convertible at the option of the holder into five shares of the Company's common stock for every share of convertible preferred stock commencing three months after the date subscribed. The Series A convertible preferred stock pays no dividend and is not redeemable. A registration statement was to be filed and declared effective by November 30, 1998, registering the common shares available for conversion, or incur a penalty at the rate of 3% per month for the common shares to be registered. The registration statement was not declared effective. Therefore, paid-in capital includes $16,776 for the obligation to issue 27,000 shares of the Company's common stock as of December 31, 1999. On May 26, 1999, the holder of the Series A convertible preferred stock agreed that the penalty for the related registration rights shall apply and accrue up and until April 30, 1999, however, thereafter the penalty for failure to achieve the required registration would cease.

Equity transactions during the year ended December 31, 1998 are as follows:

[D] Common stock issued pursuant to the exercise of stock warrants was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

January 8             $   .90      66,000      $     7     $59,393      $59,400
                                  =======      =======     =======      =======

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [Continued]

[E] Common stock issued in settlement of litigation was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

January 13,           $  3.94     150,000      $    15   $  591,674   $  591,689
March 30              $  3.80     249,081           24      946,679      946,703
                                 --------      -------   ----------   ----------

   Totals                         399,081      $    39   $1,538,353   $1,538,392
                                 ========      =======   ==========   ==========

[F] Common stock issued for services was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

February 25           $  1.62     125,000      $   13     $203,111     $203,124
March 31              $  1.38      48,727           5       66,995       67,000
May 7                 $  1.50     339,184          34      508,742      508,776
August 1              $  1.25     100,000          10      124,990      125,000
                                 --------     --------    --------     --------

   Totals                         612,911     $    62     $903,838     $903,900
                                 ========    ========     ========     ========

[G] Common stock issued in private placement was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

May 26                $  1.00      70,000      $     7     $69,993      $70,000
                                  =======      =======     =======      =======

[H] Common stock issued pursuant to the exercise of stock options as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

May 28                $  1.49      16,750      $     2     $24,998      $25,000
                                  =======      =======     =======      =======

[I] Series A convertible preferred stock issued in private placement as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

August 25             $  5.00      45,000     $      5    $224,995     $225,000
                                 ========     ========    ========     ========

At December 31, 1998, the registration statement was not declared effective. Therefore, paid-in capital includes $253 of the obligation to issue 270 shares of the Company's common stock as of December 31, 1998.

Equity transactions during the year ended December 31, 1997 are as follows:

[J] Common stock issued for services was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

January 2             $  2.75     100,000      $    10     $274,990    $275,000
April 21              $  2.63      75,000            8      196,867     196,875
August 11             $  1.50      18,500            2       27,747      27,749
                                 --------      -------     --------    --------

   Totals                         193,500      $    20     $499,604    $499,624
                                 ========      =======     ========    ========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [Continued]

[K] Common stock issued in private placement was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

July 14               $   1.50     23,000      $    2     $ 34,498     $ 34,500
October 11            $   2.25     15,000           2       33,748       33,750
October 16            $   1.81    130,000          13      235,612      235,625
December 2            $   2.25     11,111           1       24,999       25,000
December 11           $   2.25     16,000           2       35,998       36,000
December 15           $   2.25      4,000        --          4,000        4,000
December 22           $   2.25      4,000        --          4,000        4,000
December 22           $   1.60     27,500           3       43,997       44,000
                                  -------     -------     --------     --------

   Totals                         230,611     $    23     $416,852     $416,875
                                  =======     =======     ========     ========

Equity transactions during the year ended December 31, 1996 are as follows:

[L] Common stock issued pursuant to the acquisition of advertising credits was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares   Par Value     Capital      Total
    ----             ----------  ---------   ---------     -------     -------

December 6            $  1.32    1,136,000    $    114   $1,499,886   $1,500,000
December 6            $   --          --          --        108,170      108,170
                                 ---------    --------   ----------   ----------

   Totals                        1,136,000    $    114   $1,608,056   $1,608,170
                                 =========    ========   ==========   ==========

[M] Common stock issued in settlement of debt was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares   Par Value     Capital       Total
    ----             ----------  ---------   ---------     -------      -------

December 31           $  1.22     775,000     $    77    $  943,543   $  943,620
December 31           $  1.32     227,000          23       299,977      300,000
                                ---------     -------    ----------   ----------

   Totals                       1,002,000     $   100    $1,243,520   $1,243,620
                                =========     =======    ==========   ==========

[N] Common stock issued for services was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares   Par Value     Capital       Total
    ----             ----------  ---------   ---------     -------      -------

September 9           $   .75     284,000      $   28      $213,534     $213,562
                                  =======      ======      ========     ========

[O] Common stock issued in private placement was as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

June 7                $  1.00       5,000      $     1    $  4,999     $  5,000
December 17           $  1.00       5,000         --         5,000        5,000
December 31           $  2.00     150,000           15     299,985      300,000
                                  -------     --------    --------     --------

   Totals                         160,000      $    16    $300,984     $310,000
                                  =======      =======    ========     ========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [Continued]

[P] Common stock issued pursuant to the exercise of stock options as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

October 10            $  .0001    47,000       $    5       $  (5)       $  --
                                  ======       ======       =====        =======

[Q] Common stock issued for acquisition as follows:

                        Price     Number                   Pain-in
    Date             Per Share   of Shares    Par Value    Capital       Total
    ----             ----------  ---------    ---------    -------      -------

October 9             $   .0001   468,000      $   47      $   (47)    $   --
October 9             $  --         --           --         10,000       10,000
                                  -------      ------      -------     --------

   Totals                         468,000      $   47      $ 9,953     $ 10,000
                                  =======      ======      =======     ========

[7] FAIR VALUE OF FINANCIAL INSTRUMENTS

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all financial instruments, including cash, due to stockholders and debt maturing within one year, it was estimated that the carrying amount approximated fair value for these financial instruments because of their short maturities.

[8] COMMITMENTS

LEASES - The Company leased office space under an operating lease which was due to expire in March of 2000. The lease was assigned to a corporation controlled by a former shareholder as of October 1, 1999.

Total rental expense was $11,019 and $17,804 for the years ended December 31, 1999 and 1998, respectively.

PREPAID ADVERTISING CREDITS - Under a media Purchase Agreement with Proxhill Marketing Ltd., it contractually agreed to finance $1.5 million of media for the Company's public relations and advertising campaign through Grow Marketing Services ["GROW"], an independent marketing company. In exchange for the Company issuing approximately 1,136,000 shares of its common stock, representing a price of $1.32 per share, the Company acquired the $1.5 million of prepaid, dedicated media credits [the "Media Credits"] and certain media services. The Company is required to pay a 10% placement fee as the Media Credits are used. The media Purchase Agreement expires at the end of sixty [60] months or upon the depletion of the prepaid media credits.

EMPLOYMENT AGREEMENTS - The Company had two employment agreements in effect with two former executive officers in 1999. Both agreements were terminated by December 31, 1999.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[9] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company ceased development efforts and terminated all employees March 1999 because it was unable to secure debt or equity financing. The Company incurred a net loss of $1,380,235 primarily resulting from no revenues and utilized $424,097 in cash for operations during the year ended December 31, 1999. Management of the Company has developed a business plan to exchange the Company's common stock for substantially all of its note obligations and to finance the Company through the sale of its technology and individual patent rights and is seeking the acquisition of a business that would want to merge with a nonoperating public company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the success of these plans.

[10] ADVERTISING

The Company expenses advertising costs as incurred. For the years ended December 31, 1999 and 1998, advertising expense was $12,000 and $92,942, respectively.

[11] STOCK BASED COMPENSATION

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program [the "Option Program"], which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee [the "Administrator"] to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator [but not less than the par value of $.0001], subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be execisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the option is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of December 31, 1999, 1,250,000 options were outstanding of which 950,000 options were outstanding to employees and former employees.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[11] STOCK BASED COMPENSATION [Continued]

The following table summarizes the activity in common shares subject to options.

                                                   1 9 9 9               1 9 9 8
                                           ----------------------  ---------------------
                                                        Weighted                Weighted
                                                        Average                 Average
                                                        Exercise                Exercise
                                              Shares     Price      Shares        Price

Outstanding - Beginning of Years ......      360,000    $   1.48    110,000    $   1.45
Granted or Sold During the Years ......      900,000    $    .72    266,750    $   1.50
Canceled During the Years .............         --      $     --      --
Expired During the Years ..............      (10,000)   $    .90      --       $  --
Exercised During the Years ............         --      $     --    (16,750)   $   1.50
                                           ---------               --------

   Outstanding - End of Years .........    1,250,000    $    .94    360,000    $   1.48
                                           =========               ========

   Exercisable - End of Years .........    1,250,000    $    .94    360,000    $   1.48
                                           =========               ========

The following table summarizes stock options information as of December 31, 1999:

                                            Options Outstanding
                                 -------------------------------------------
                                                                  Weighted-
                                                                  ---------
                                                    Weighted-      Average
                                                    ---------      -------
                                                     Average      Remaining
                                                     -------      ---------
                                     Number         Exercise     Contractual
                                     ------         --------     -----------
Exercise Price                    Outstanding         Price         Life
--------------                    -----------         -----         ----

$.17                                  700,000        $   .17         4.7
$1.32 to $1.50                        350,000           1.50         4.0
$2.63                                 200,000           2.63         2.8
                                  -----------

   Totals                           1,250,000        $   .94         3.9
   ------                         ===========

The exercise prices of the options outstanding at December 31, 1999, range between $.17 and $2.63 with a weighted average contractual life of 4 years.

The following table summarizes the activity in common shares subject to warrants:

                                                   1 9 9 9               1 9 9 8
                                           ----------------------  ---------------------
                                                        Weighted                Weighted
                                                        --------                --------
                                                        Average                 Average
                                                        -------                 -------
                                                        Exercise                Exercise
                                                        --------                --------
                                             Shares      Price      Shares       Price
                                             ------      -----      ------       -----

Outstanding - Beginning of Years ......    1,459,645    $   1.35    785,645     $   1.59
Granted or Sold During the Years ......      455,000    $   1.45    990,000     $   1.30
Canceled During the Years .............      (35,000)   $   1.00   (250,000)    $   2.00
Expired During the Years ..............      (50,000)   $    .90       --       $   --
Exercised During the Years ............         --      $   --      (66,000)    $    .90
                                           ---------              ---------

   Outstanding - End of Years .........    1,829,645    $   1.40  1,459,645     $   1.35
                                           =========              =========

   Exercisable - End of Years .........    1,829,645    $   1.40  1,459,645     $   1.35
                                           =========              =========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[11] STOCK BASED COMPENSATION [CONTINUED]

The following table summarizes stock warrants information as of December 31, 1999:

                                                     Weighted-
                                                     ---------
                                                      Average      Weighted-
                                                      -------      ---------
                                                     Remaining      Average
                                                     ---------      -------
                                      Number        Contractual    Exercise
                                      ------        -----------    --------
Exercise Prices                     Outstanding        Life          Price
---------------                     -----------        ----          -----

$.40                                    35,000          3.2         $  .40
$1.00                                  355,000          3.2         $ 1.00
$1.32 to $1.50                       1,289,534          2.3         $ 1.47
$2.00                                  100,000          1.0         $ 2.00
$2.50                                   50,111          3.0         $ 2.50
                                    ----------

   Totals                            1,829,645          2.6         $ 1.40
   ------                           ==========

The Company applies Accounting Principles Board Opinion No. 25 ["APB No. 25"], Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock options plans. For the year ended December 31, 1999, stock compensation of $56,000 was recognized for stock-based employee amounts.

The exercise prices of the warrants outstanding at December 31, 1999 range between $.40 and $2.50 with a weighted average contractual life of 2.6 years.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been recorded as follows:

                                                       December 31,
                                                       ------------
                                                 1 9 9 9           1 9 9 8
                                                 -------           -------

Net Loss as Reported                         $    (1,380,235)  $   (2,881,162)
                                             ===============   ==============

Pro Forma Net Loss                           $    (1,475,235)  $   (3,014,537)
                                             ===============   ==============

Net Loss Per Share as Reported               $          (.17)  $        (0.39)
                                             ===============   ==============

Pro Forma Net Loss Per Share                 $          (.19)  $        (0.39)
                                             ===============   ==============

The weighted average grant date fair value of options and warrants granted in 1999 and 1998 was $.96 and $1.37, respectively.

The fair value of each option and warrant granted is estimated on the grant date using an option pricing model which takes into account, as of the grant date, the exercise price and the expected life of the option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option or warrant. The following is the average of the data used for the following items:

                                          1 9 9 9            1 9 9 8
                                          -------            -------

Expected Life [Years]                        5                  5
Risk-Free Interest Rate                      6%                 5%
Expected Dividends                          --                 --
Expected Volatility                        115%                76%

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[12] LITIGATION

On December 2, 1999, the Company entered into a settlement agreement and mutual release with BPV Enterprises, Inc. and Victor Bauer relating to prior actions and claims against the Company. In full settlement, the Company issued 300,000 shares of the Company's common stock and a $50,000 promissory note which was subsequently converted into 250,000 shares of the Company's common stock.

[13] RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

[14] SUBSEQUENT EVENTS

In addition to the sale and assumption of liabilities as disclosed in Note 1 to these financial statements, the Company had the following transactions in March 2000:

In March 2000, a complaint and summons was filed against the Company by Kutchin & Rufo, PC in Suffolk County Superior Court in Massachusetts. The plaintiff is seeking recovery of approximately $11,800 plus damages for legal services rendered during the period April 1, 1997 through December 31, 1999. The Company acknowledges that it owes Kutchin & Rufo, PC $9,893.

In March 2000, the Company issued 2,400,000 shares of its common stock upon the conversion of the $600,000 notes payable. Also, the exercise price of the warrants issued to the holder of the notes were reduced to $.0001. The conversion of the note and price reduction of the warrants will result in a charge to operations in 2000 of approximately $835,000.

In March 2000, the Company converted a note payable with an outstanding balance of $25,000 into 104,635 shares of Company common stock. This conversion will result in a charge to operations of approximately $60,000 in 2000.


                     .   .   .   .   .   .   .   .   .   .

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMSCO TECHNOLOGIES, INC.

                                       By: /s/ Timothy A. Keating
                                           -----------------------------
                                           Timothy A. Keating,
                                           Chief Executive Officer

                                       Date: April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Timothy A. Keating
------------------------------------
Timothy A. Keating, Chairman
and Chief Executive Officer
Date: April 14, 2000


/s/ Gary J. Graham
------------------------------------
Gary J. Graham, Director & Secretary
Date: April 14, 2000