Form 10QSB
period 2000-03-31
IMSCO INC /MA/
filed 2000-05-19
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                            Yes [x]        No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,048,174.

                            IMSCO TECHNOLOGIES, INC.

                                      INDEX

                                     PART I
                                     ------

ITEM 1. - FINANCIAL STATEMENTS:

Independent Accountant's
        Report.................................................................3

Consolidated Balance Sheet - March 31, 2000 (Unaudited)........................4

Consolidated Statement of Operations - For the Three Months
        Ended March 31, 2000 and March 31, 1999 (Unaudited)....................5

Consolidated Statement of Stockholders' Equity - For
        Three Months Ended March 31, 2000 (Unaudited)........................6-7

Consolidated Statement of Cash Flows - For the Three Months
        Ended March 31, 2000 and March 31, 1999 (Unaudited).................8-10


Notes to Consolidated Financial Statements (Unaudited) ....................11-12

Item 2.  Management's Discussion and Analysis or Plan of Operation ........13-15

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K.....................................16

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Stockholders and Board of Directors of IMSCO Technologies, Inc.
   New York, New York


          We have reviewed the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows of IMSCO Technologies, Inc. and subsidiaries as of March 31, 2000, and for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.


Cranford, New Jersey
May 11, 2000

                                     PART I
                              Financial Information
                              ---------------------


ITEM 1.  FINANCIAL STATEMENTS

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           a Development Stage Company
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2000
                                   (Unaudited)

ASSETS:
CURRENT ASSETS ..............................................      $          0
                                                                   ------------

TOTAL ASSETS ................................................      $          0
                                                                   ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT):

CURRENT LIABILITIES
          Accounts payable ..................................            82,896
          Accounts Payable to be Assumed ....................           528,351
          Accrued expenses ..................................            63,042
          Due To Stockholders ...............................            10,050
                                                                   ------------

TOTAL CURRENT LIABILITIES ...................................           684,339

STOCKHOLDERS' (DEFICIT)
          Series A Preferred Stock-Authorized
              1,000,000 shares at $.0001 par value;
              45,000 Convertible shares, Issued and
              Outstanding ...................................                 5
          Additional Paid-in Capital-Series A
              Convertible Preferred Stock ...................           224,995
          Common stock-Authorized 15,000,000
              shares at $.0001 Par Value; 12,048,174
              shares issued and outstanding at March
              31, 2000 ......................................             1,205
          Additional Paid-in Capital-Common Stock ...........        12,450,148
          Deficit Accumulated during
          Developments Stage ................................       (11,361,288)
          Accumulated Deficit-Discontinued
              Operations ....................................          (620,908)
          Less: Prepaid advertising credits .................        (1,378,496)
                                                                   ------------

TOTAL STOCKHOLDERS' (DEFICIT) ...............................          (684,339)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT) ...................................................      $          0
                                                                   ============


 The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           a Development Stage Company
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                Cumulative Amounts
                                                                                From July 9, 1992
                                                   Three Months Ended       (Inception of the Current
                                                        March 31,               Development Stage)
                                                  2000              1999        to March 31, 2000
                                              ------------      ------------    -----------------

Research and Development Expense ........     $          0      $      8,759      $    301,925
Salaries and Wages ......................                0           109,377           933,005
Officer Salaries ........................                0            30,807         1,102,500
Payroll Taxes ...........................                0            27,101           154,803
Outside Labor ...........................                0                 0           191,136
Professional and Consulting Fees ........           45,000            70,389         1,285,660
Professional and Consulting Fees-Non Cash                0                 0         2,187,539
Rent ....................................                0             3,972           165,288
Rent- Related Party .....................                0               750             5,500
Insurance ...............................                0            17,512           190,879
Travel and Business Meeting .............                0             5,806           189,250
Auto Expense ............................                0             4,048            66,217
Telephone and Utilities .................                0             3,046            67,416
Office Expense ..........................                0             3,478           143,164
Equipment Rental ........................                0             2,440            36,080
Corporate Fees ..........................                0                 0            69,981
Advertising .............................                0            12,000           330,703
Depreciation and Amortization ...........                0             2,520            53,920
Litigation Settlement ...................                0                 0         1,644,642
Franchise Tax ...........................                0                 0             1,987
                                              ------------      ------------      ------------

TOTAL GENERAL, ADMINISTRATIVE
AND DEVELOPMENT EXPENSE .................           45,000           302,005         9,121,595
                                              ----------------------------------- ------------

OTHER INCOME (EXPENSE)
Dividend and Interest Income ............                0                 0            11,633
Interest Expense ........................       (1,134,574)         (218,970)       (2,207,254)
Loss on sale of fixed assets ............                0                 0           (44,072)
                                              ------------      ------------      ------------

Other Income (Expenses)- Net ............       (1,134,574)         (218,970)       (2,239,693)

(LOSS) BEFORE INCOME TAXES ..............       (1,179,574)         (520,975)      (11,361,288)
Provision for Income Tax ................                0                 0                 0
                                              ------------      ------------      ------------

NET (LOSS) ..............................     $ (1,179,574)     $   (520,975)     $(11,361,288)
                                              ================================================
Basic and Diluted (Loss) Per

      Share of  Common Stock ............     $       (.12)     $       (.07)
Basic and  Diluted Weighted Average
Shares of  Common Stock Outstanding .....        9,553,166         8,010,657


The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATMENTS OF STOCKHOLDERS (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                             Series A Convertible
                                Preferred Stock                Common Stock               Paid-In Capital
                             ---------------------       -----------------------      -----------------------
                             Number of                   Number of                    Preferred        Common
                              Shares        Amount         Shares         Amount        Stock          Stock
                             --------       ------       ---------        ------      ---------        ------

    Balance
    December 31,
    1999                      45,000    $         5      8,928,174    $       893    $245,995       $10,480,703

Issuance of Shares
   Upon Conversion
   of Notes .........                          --        2,520,000            252           --        1,433,968

Issuance of Shares
   Upon Conversion
   of Notes .........                          --          104,635             10           --           84,745

Issuance of Shares
   Upon Conversion
   of Notes .........                          --          495,365             50           --          450,732

Net [Loss]
                         -----------    -----------    -----------    -----------    -----------    -----------

Balance -
March 31, 2000
(Unaudited)..........         45,000    $         5     12,048,174    $     1,205    $   224,995    $12,450,148
                         ===========    ===========    ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                 Deficit
                               Accumulated        Accumulated                             Total
                                 During             Deficit           Prepaid          Stockholders
                               Development        Discontinued      Advertising           Equity
                                   Stage           Operations         Credits           (Deficit)
                               ------------       -----------       ------------       ------------

Balance December 31, 1999      $(10,181,714)      $  (620,908)      $ (1,378,496)      $ (1,474,522)

Issuance of Shares
   Upon Conversion
   of Notes .............              --                --                 --            1,434,220

Issuance of Shares
   Upon Conversion
   of Notes .............              --                --                 --               84,755

Issuance of Shares
   Upon Conversion
   of Notes .............              --                --                 --              450,782

Net [Loss] ..............        (1,179,574)             --                 --           (1,179,574)
                               ------------       -----------       ------------       ------------


Balance -
March 31, 2000
 (Unaudited) ............      $(11,361,288)        $(620,908)      $ (1,378,496)      $   (684,339)
                               ============       ===========       ============       ============

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           a Development Stage Company
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                             Cumulative Amounts
                                                                                             From July 9, 1992
                                                               Three Months Ended        (Inception of the Current
                                                                    March 31,                Development Stage)
                                                             2000               1999         to March 31, 2000
                                                         ------------       ------------     -----------------
Operating Activities:
Net (Loss) ........................................      $ (1,179,574)      $   (520,975)      $(11,361,288)
                                                         ------------       ------------       ------------
Adjustments to Reconcile Net (Loss) to Net
     Cash  (Used for) Operating Activities:
Decrease (increase) in Due from
     Officers .....................................              --                2,930               -120
Contract Services Paid in Stock ...................              --               97,961          2,173,446
Depreciation ......................................              --                2,520             56,532
Interest Expense-Deferred Financing Cost ..........              --               82,577            299,085
Interest Paid with Common Stock ...................            11,584               --              328,613
Grant of Options and Warrants for Past
     Services .....................................              --                 --              897,659
Interest Expense Warrant Discount .................            18,220               --               39,220
Amortization of Prepaid Advertising Credits .......              --                 --              229,674
Amortization - Discount Note
     Payable ......................................             3,056               --               19,862
Interest Expense-Beneficial
     Conversion Feature ...........................         1,101,714               --            1,301,714
Loss on Disposal of Property And
     Equipment ....................................              --                 --               44,072
Stock Issued to Settle Litigation .................              --                 --               56,250
Note Issued to Settle Litigation ..................              --                 --               50,000
(Increase) decrease in:
          Other Current Assets ....................              --                 --               20,200
          Security Deposits .......................              --                 --                4,675
          Accounts Receivable .....................              --                 --                2,998
Increase (Decrease) in:
          Accounts Payable ........................              --              (81,981)            18,445
          Accrued Payroll Taxes ...................                              (11,369)              --
          Accrued Expenses ........................            45,000            (24,472)         1,601,434
          Accrued Interest ........................                               19,672            130,022
          Accrued Marketing Fees ..................              --              (53,000)              --
          Accrued Salaries ........................              --               23,677
          Accounts Payable Subject to Transfer.....              --                 --              528,351
                                                         ------------       ------------       ------------
Total adjustments .................................         1,179,574            103,515          7,802,132
                                                         ------------       ------------       ------------
Net Cash Operating Activities
     -Forward .....................................      $          0       $   (417,460)      $ (3,559,156)
                                                                            ------------       ------------

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           a Development Stage Company
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                     Cumulative Amounts
                                                                                      From July 9, 1992
                                                   Three Months Ended             (Inception of the Current
                                                        March 31,                     Development Stage)
                                                          2000            1999        to March 31, 2000
                                                      -----------      -----------    -----------------

Net Cash Operating  Activities-Forwarded .......      $         0      $  (417,460)      $(3,559,156)
                                                                       -----------       -----------

Investing activities:
         Prepaid Research Testing ..............             --               --              (7,734)
         Purchase of Fixed Assets ..............             --               --            (118,212)
         Proceeds From Sale of Fixed
            Assets .............................             --               --              21,000
                                                      -----------      -----------       -----------

Net cash Investing Activities ..................             --               --            (104,946)
                                                      -----------      -----------       -----------

Financing Activities:

          Convertible Note Payable .............                0          545,000           545,000
          Proceeds from Notes Payable ..........             --               --             775,000
          Proceeds form Preferred Stock ........             --               --             225,000
          Bond Discount ........................                            55,000            55,000
          Loans From Stockholders ..............                0                0            52,050
          Payment on Loans from
             Stockholders ......................                0                0           (24,500)
          Proceeds from Issuance of
             Common Stock.......................             --               --           2,247,304
          Payment of Notes Payable .............                0         (196,645)         (196,645)
                                                      -----------      -----------       -----------

Net cash - Financing Activities ................                0          403,355         3,678,209
                                                      -----------      -----------       -----------

Net (decrease) in Cash .........................                0          (14,105)          (14,107)
Cash Beginning of Period .......................                0           22,992            14,107
                                                      -----------      -----------       -----------

Cash End of Period .............................      $         0      $     8,887       $         0
                                                      ===========      ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

                    IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (a Development Stage Company)
                      CONSOLIDATED STATMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
         Interest ................................      $    --        $        --        $9,047
         Income Taxes ............................      $    --        $        --        $ --


Supplemental Schedule of Non-Cash Investing and Financing Activities: During the quarter ending March 31, 2000 the Company issued 3,120,000 shares of Common Stock upon conversion of past due notes of $708,217, past due interest of $130,022 and current interest of $11,584.

                 IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                (Unaudited)


[1] Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31,2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - (Loss) per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ["FAS has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "earnings per share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, (loss) per share data in the financial statements for the three months March 31,2000, and for the three months ended March 31, 1999, have been calculated in accordance with SFAS No. 128.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At March 31,2000 the Company had 1,250,000 options and 1,829,645 warrants issued and outstanding to purchase common stock that could potentially dilute basic earnings per share in the future.

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

[2]  Stockholders' Equity
-------------------------

For the three months ended March 31, 2000, 3,120,000 common shares with a market value of $1,969,757 were issued for past due notes and interest of $849,823 resulting in a charge to operations of $1,119,934.

[3]  Legal Proceedings
----------------------

A complaint and summons was filed against the Company by Kutchin & Rufo, PC in Suffolk county Superior Court in Massachusetts. The plaintiff is seeking recovery of approximately$11,800 plus damages for legal services rendered during the period April 1,1997 through December 31, 1999. The Company acknowledges that it owes Kutchin & Rufo, PC $9,893.

[4]  Going Concern
------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a Net Loss of $1,179,574 for the three months ended March 31,2000. The significant operating loss as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to finance the Company through licensing of its technology and individual patent rights and sell its products to manufacturers. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

[5]  Subsequent Event
---------------------

On May 12, 2000, the Company announced that its board of directors has unanimously approved a non-binding letter of intent to merge with privately held New Jersey-based Broadspider Networks Inc. Following due diligence, receipt of a fairness opinion, execution of definitive agreements and shareholder and regulatory approval of the proposed transaction, Broadspider's management and board will assume significant majority control of the Company through a merger structure whereby Broadspider will become a wholly-owned subsidiary of the Company. IMSCO Technologies, Inc. will thereafter change its name to Broadspider Networks, Inc.

Under the proposed transaction, after a 1-for-13 reverse stock split by the Company which must be approved by the shareholders, Broadspider shareholders will exchange all of their shares of common stock for 6,970,000 newly issued shares of IMSCO common stock. Upon closing of the merger, existing IMSCO Technologies, Inc. shareholders will own approximately 950,000 shares of the combined entity, representing approximately 9% of a total of 10.7 million shares, before exercise of outstanding options and warrants. The board of the newly formed holding company will consist of one member designated by IMSCO Technologies, Inc. and additional members designated by Broadspider.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

The Company is in the development stage and its operations are subject to all the problems, expenses, delays, and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in the developing and marketing a new product/ service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, the Company has devoted substantially all of its resources to the research and development of its products and the technology and general and administrative expenses. Since entering the development stage in July1992, the Company has generated an accumulated deficit of $11,361,288 at March 31, 2000 and has a total accumulated deficit of $11,982,196.

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for $50,000 and the assumption of substantially all of the Company's accounts payable.

The Company had no revenue from continuing operation in the years ending through December 31, 1999. The Company has incurred net losses in each year since its inception in 1986. Given the dormant level of business activity from 1988 through 1991, the Company realized that it could not continue with its luminator technology product, discontinued operation and was reactivated and entered into a new development stage in July 1992.

The Company's losses incurred since the inception have resulted principally from expenditures under its research and development efforts in the PLASMA PURE area and related medical products, and the development of its decaffeination technology, which is called the DECAFFOMATIC.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31,2000;
COMPARED WITH MARCH 31,1999

Net losses increased from $520,975 for the three months ended March 31, 1999 to $1,179,574 for the three months ended March 31, 2000. The Company had no revenue or operating income for the three-month period ended March 31,1999 and March 31, 2000 from continuing operations. The general administrative and development expenses were $1,164,934 for the three months ended March 31, 2000, in comparison to $302,005 for the three months ended March 31, 1999. The increase in these costs from 1999 to 2000 was the result of a charge of $1,101,714 for the reduction in the conversion price of $600,000 Convertible Notes from 75% of market price on the day of conversion to $.25 per share, and a reduction in the conversion price of $143,355 of Convertible Notes from 80% of the average bid price to $.29 per share. A charge of $18,220 was the result of a reduction in the exercise price of 120,000 warrants to $.0001 per share.

At March 31, 2000 the Company had no assets and total liabilities of $684,339 and total stockholders' deficit of $(684,339).




LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of March 31, 2000 of $684,339. The Company had an accumulated deficit of $11,982,196 at March 31, 2000, in comparison to an accumulated deficit of $10,802,622 as of December 31, 1999. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

For the three months ended March 31, 2000, the Company satisfied all past due notes and interest in the amount of $849,823 by issuing 3,120,000 shares of common stock with a market value of $1,969,757.

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

     (b) attempting to sell or license its technology and individual patent rights; and

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

On May 12, 2000, the Company announced that its board of directors has unanimously approved a non-binding letter of intent to merge with privately held New Jersey-based Broadspider Networks Inc. Following due diligence, receipt of a fairness opinion, execution of definitive agreements and shareholder and regulatory approval of the proposed transaction, Broadspider's management and board will assume significant majority control of the Company through a merger structure whereby Broadspider will become a wholly-owned subsidiary of the Company. IMSCO Technologies, Inc. will thereafter change its name to Broadspider Networks, Inc.

Under the proposed transaction, after a 1-for-13 reverse stock split by the Company which must be approved by the shareholders, Broadspider shareholders will exchange all of their shares of common stock for 6,970,000 newly issued shares of IMSCO common stock. Upon closing of the merger, existing IMSCO Technologies, Inc. shareholders will own approximately 950,000 shares of the combined entity, representing approximately 9% of a total of 10.7 million shares, before exercise of outstanding options and warrants. The board of the newly formed holding company will consist of one member designated by IMSCO Technologies, Inc. and additional members designated by Broadspider.

                                     PART II

                                Other Information
                                -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit No. 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed no report on Form 8-K during the quarterly period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Imsco Technologies, Inc.


                                           By:  /s/  Timothy J. Keating
                                              ----------------------------------
May 19,2000                                     Timothy J. Keating
                                                Chief Executive Officer