Form 10QSB
period 2000-06-30
IMSCO INC /MA/
filed 2000-08-11
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
                               -------------

Commission file number 0-24520
                       -------


                            IMSCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     04-3021770
          --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

865 1st Avenue, P.O. Box 1983, New York, New York                       10017
-------------------------------------------------                       -----
(Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number, including area code:     212-978-8454
                                                        ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2000 - 12,418,174.

                            IMSCO TECHNOLOGIES, INC.

                                     INDEX

                                     PART I
                                     ------

ITEM 1. - FINANCIAL STATEMENTS:

     Independent Accountant's Report...........................................3

     Consolidated Balance Sheet - June 30, 2000 (Unaudited)....................4

     Consolidated Statement of Operations - For the Three
     and Six Months Ended June 30, 2000 and 1999 (Unaudited).................5-6

     Consolidated Statement of Stockholders' (Deficit) -
     For Six Months Ended June 30, 2000 (Unaudited)............................7

     Consolidated Statement of Cash Flows - For the Six
     Months Ended June 30, 2000 and 1999 (Unaudited).........................8-9

     Notes to Consolidated Financial Statements (Unaudited)................10-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12-14


                                     PART II
                                     -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Stockholders and Board of Directors of Imsco Technologies, Inc.
   New York, New York

          We have reviewed the accompanying consolidated balance sheet of Imsco Technologies, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of stockholders' (deficit) for the six month period then ended, and the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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





                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.


Cranford, New Jersey
August 8, 2000

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000
(UNAUDITED)
================================================================================

ASSETS:
Current Assets:
---------------
   Cash ......................................................................      $     10,330
                                                                                    ------------
   Total Assets ..............................................................      $     10,330
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
Current Liabilities:
--------------------
   Accounts Payable ..........................................................      $     82,896
   Accounts Payable to Be Assumed ............................................           178,573
   Accrued Expenses ..........................................................            61,792
   Due to Stockholders .......................................................             7,550
                                                                                    ------------
   Total Current Liabilities .................................................           330,811
                                                                                    ------------

Stockholders' (Deficit):
------------------------
   Series A Preferred Stock - Authorized 1,000,000 Shares at $.0001 Par Value;
     45,000 Convertible Shares, Issued and Held as Treasury Stock ............              --

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
     12,418,174 Shares Issued and Outstanding at June 30, 2000 ...............             1,242

   Additional Paid-in Capital - Common Stock .................................        12,713,361

   Deficit Accumulated During Developments Stage .............................       (11,035,680)

   Accumulated Deficit - Discontinued Operations .............................          (620,908)

   Less: Prepaid Advertising Credits .........................................        (1,378,496)
                                                                                    ------------

   TOTAL STOCKHOLDERS' (DEFICIT) .............................................          (320,481)
                                                                                    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) .............................      $     10,330
                                                                                    ============

 The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
================================================================================

                                                                                                                   Cumulative
                                                                                                                   ----------
                                                                                                                  Amounts from
                                                                                                                  ------------
                                                                                                                  July 9, 1992
                                                                                                                  ------------
                                                                                                                   (Inception
                                                                                                                   ----------
                                                                                                                 of the Current
                                                                                                                 --------------
                                                  Three Months Ended                  Six Months Ended         Development Stage)
                                                  ------------------                  ----------------         ------------------
                                                        June 30,                           June 30,                to June 30,
                                                        --------                           --------                -----------
                                               2 0 0 0          1 9 9 9           2 0 0 0          1 9 9 9           2 0 0 0
                                               -------          -------           -------          -------           -------

   Research and Development
     Expense ........................     $       --        $        152      $       --        $      8,911      $    301,925
   Salaries and Wages ...............             --               8,314              --             117,691           933,005
   Officer Salaries .................             --                --                --              30,807         1,102,500
   Payroll Taxes ....................             --             (13,170)             --              13,931           154,803
   Outside Labor ....................             --                --                --                --             191,136
   Professional and Consulting Fees .           31,800             5,356            76,800            75,745         1,317,460
   Professional and Consulting Fees -
     Non-Cash .......................            3,750              --               3,750              --           2,191,289
   Rent .............................             --               6,297              --               9,269           165,288
   Rent- Related Party ..............             --                --                --               1,750             5,500
   Insurance ........................             --               5,889              --              23,401           190,879
   Travel and Business Meeting ......             --               5,515              --              11,321           189,250
   Auto Expense .....................             --               1,400              --               5,448            66,217
   Telephone and Utilities ..........             --               2,968              --               6,014            67,416
   Office Expense ...................            3,044               687             3,044             4,165           146,208
   Equipment Rental .................             --                 341              --               2,781            36,080
   Corporate Fees ...................             --                --                --                --              69,981
   Advertising ......................             --                --                --              12,000           330,703
   Depreciation and Amortization ....             --               2,520              --               5,040            53,920
   Litigation Settlement ............             --                --                --                --           1,644,642
   Franchise Tax ....................             --                --                --                --               1,987
                                          ------------      ------------      ------------      ------------      ------------

   Total General, Administrative
     and Development Expense ........           38,594            26,269            83,594           328,274         9,160,189
                                          ------------      ------------      ------------      ------------      ------------

Other Income (Expense):
   Dividend and Interest Income .....             --                --                --                --              11,633
   Interest Expense .................          (11,250)          (16,900)       (1,145,824)         (235,870)       (2,218,504)
   Loss on Sale of Fixed Assets .....             --                --                --                --             (44,072)
                                          ------------      ------------      ------------      ------------      ------------
   Other Income (Expenses) - Net ....          (11,250)          (16,900)       (1,145,824)         (235,870)       (2,250,943)
                                          ------------      ------------      ------------      ------------      ------------

   (Loss) Before Income Taxes .......          (49,844)          (43,169)       (1,229,418)         (564,144)      (11,411,132)

Benefit from Income Tax .............          127,000              --             127,000              --             127,000
                                          ------------      ------------      ------------      ------------      ------------

   Income (Loss) Before
     Extraordinary Gain .............           77,156           (43,169)       (1,102,418)         (564,144)      (11,284,132)

Extraordinary Gain- Net of Income
   Taxes of $127,000 ................          248,452              --             248,452              --             248,452
                                          ------------      ------------      ------------      ------------      ------------

   Net Income (Loss) ................     $    325,608      $    (43,169)     $   (853,966)     $   (564,144)     $(11,035,680)
                                          ============      ============      ============      ============      ============

 The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
================================================================================

                                                  Three Months Ended                     Six Months Ended
                                                  ------------------                     ----------------
                                                       June 30,                              June 30,
                                                       --------                              --------
                                              2 0 0 0            1 9 9 9            2 0 0 0            1 9 9 9
                                              -------            -------            -------            -------

Basic (Loss) Per Share of Common
   Stock:
   Income (Loss) Before Extraordinary
     Gain ...........................     $          .01     $        (.01)     $         (.10)     $        (.07)
   Extraordinary Gain ...............                .02           --                      .02            --
                                          --------------     -------------      --------------      -------------

   Net Income (Loss) ................     $          .03     $        (.01)     $         (.08)     $        (.07)
                                          ==============     =============      ==============      =============

Basic Weighted Average Shares of
   Common Stock Outstanding .........         12,215,440         8,010,657          10,818,870          8,010,657
                                          ==============     =============      ==============      =============

Diluted Income (Loss) Per
   Share of Common Stock
   Income (Loss) Before Extraordinary
     Gain ...........................     $          .01     $        (.01)     $         (.10)  $           (.07)
   Extraordinary Gain ...............                .02           --                      .02            --
                                          --------------     -------------      --------------      -------------

   Net Income (Loss) ................     $          .03     $        (.01)     $         (.08)  $           (.07)
                                          ==============     =============      ==============      =============

Basic Weighted Average Common
   Shares Outstanding ...............         12,215,440         8,010,657          10,818,870          8,010,657

Effect of Dilutive Options ..........            422,454              --                  --                 --
                                          --------------     -------------      --------------      -------------

Diluted Weighted Average
   Common Shares Outstanding ........         12,637,894         8,010,657          10,818,870          8,010,657
                                          ==============     =============      ==============      =============



The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
================================================================================

                                                                                              Deficit
                                                                                              -------
                 Series A Convertible                                                       Accumulated  Accumulated     Total
                 --------------------                                                       -----------  -----------     -----
                   Preferred Stock    Common Stock       Paid-in Capital           During     Deficit      Prepaid   Stockholders'
                   ---------------    ------------       ---------------           ------     -------      -------   -------------
                   Number of        Number of          Preferred    Common      Development Discontinued Advertising    Equity
                   ---------        ---------          ---------    ------      ----------- ------------ -----------    ------
                    Shares  Amount   Shares   Amount     Stock       Stock         Stage     Operations    Credits     (Deficit)
                    ------  ------   ------   ------     -----       -----         -----     ----------    -------     --------

   Balance -
   December 31,
   1999 .........   45,000   $ 5   8,928,174  $ 893   $ 224,995  $ 10,480,703  $(10,181,714) $(620,908) $(1,378,496) $(1,474,522)

Issuance of
  Shares Upon
  Conversion
  of Notes ......     --      --   2,520,000    252        --       1,433,968          --         --           --      1,434,220

Issuance of
  Shares Upon
  Conversion
  of Notes ......     --      --     104,635     10        --          84,745          --         --           --         84,755

Issuance of
  Shares Upon
  Conversion
  of Notes ......     --      --     495,365     50        --         450,732          --         --           --        450,782

Issuance of
  Shares for
  Services ......     --      --      25,000      2        --           4,998          --         --           --          5,000

Exercise of
  Stock Options .     --      --     100,000     10        --          16,990          --         --           --         17,000

Exercise of
  Warrants ......     --      --      20,000      2        --          16,248          --         --           --         16,250

Conversion of
  Preferred Stock  (45,000)   (5)    225,000     23    (224,995)      224,977          --         --           --           --

Net (Loss) ......     --      --        --      --         --            --        (853,966)      --           --       (853,966)
                   -------   ---  ----------  -----   ---------   -----------  ------------  ---------  -----------  -----------

Balance -
  June 30, 2000
  (Unaudited) ...     --     $--  12,418,174 $1,242        --     $12,713,361  $(11,035,680) $(620,908) $(1,378,496) $  (320,481)
                   =======   ===  ========== ======   =========   ===========  ============  =========  ===========  ===========

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================
                                                                                                   Cumulative
                                                                                                   ----------
                                                                                                     Amounts
                                                                                                     -------
                                                                                                      from
                                                                                                      ----
                                                                                                  July 9, 1992
                                                                                                  ------------
                                                                                                 (Inception of
                                                                                                 -------------
                                                                                                  the Current
                                                                                                  -----------
                                                                                                  Development
                                                                                                  -----------
                                                                   Six months ended                Stage) to
                                                                   ----------------                ---------
                                                                       June 30                      June 30,
                                                                       -------                      --------
                                                              2 0 0 0            1 9 9 9            2 0 0 0
                                                           ------------       ------------       ------------

Operating Activities:
   Net (Loss) .......................................      $ (1,102,418)      $   (564,144)      $(11,284,132)
                                                           ------------       ------------       ------------
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Used for) Operating Activities:
     Extraordinary Gain- Sale of Technology .........           248,452               --              248,452
     Decrease (Increase) in Due from Officers .......              --                2,980               (120)
     Contract Services Paid in Stock ................             5,000             97,961          2,178,446
     Depreciation ...................................              --                5,040             56,532
     Interest Expense - Deferred Financing Cost .....              --               82,577            299,085
     Interest Paid with Common Stock ................            11,584               --              328,613
     Grant of Options and Warrants for Past Services               --               45,000            897,659
     Interest Expense Warrant Discount ..............            29,470               --               50,470
     Amortization of Prepaid Advertising Credits ....              --                 --              229,674
     Amortization - Discount Note Payable ...........             3,056               --               19,862
     Interest Expense - Beneficial Conversion Feature         1,101,714               --            1,301,714
     Loss on Disposal of Property and Equipment .....              --                 --               44,072
     Stock Issued to Settle Litigation ..............              --                 --               56,250
     Note Issued to Settle Litigation ...............              --                 --               50,000

     (Increase) Decrease In:
       Other Current Assets .........................              --                 --               20,200
       Security Deposits ............................              --                 --                4,675
       Accounts Receivable ..........................              --                 --                2,998

     Increase (Decrease) in:
       Accounts Payable .............................              --              (76,472)            18,445
       Accrued Payroll Taxes ........................              --              (11,369)              --
       Accrued Expenses .............................            43,750            (24,472)         1,600,184
       Accrued Interest .............................              --               36,572            130,022
       Accrued Marketing Fees .......................              --              (53,000)              --
       Accrued Salaries .............................              --               33,180               --
       Accounts Payable Subject to Transfer .........          (349,778)              --              178,573
                                                           ------------       ------------       ------------
       Total Adjustments ............................         1,093,248            137,997          7,715,806
                                                           ------------       ------------       ------------
   Net Cash - Operating Activities - Forward ........      $     (9,170)      $   (426,147)      $ (3,568,326)

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================
                                                                                         Cumulative
                                                                                         ----------
                                                                                          Amounts
                                                                                          -------
                                                                                            from
                                                                                            ----
                                                                                        July 9, 1992
                                                                                        ------------
                                                                                       (Inception of
                                                                                       -------------
                                                                                        the Current
                                                                                        -----------
                                                                                        Development
                                                                                        -----------
                                                          Six months ended               Stage) to
                                                          ----------------               ---------
                                                               June 30                    June 30,
                                                               -------                    --------
                                                      2 0 0 0           1 9 9 9           2 0 0 0
                                                    -----------       -----------       -----------

   Net Cash - Operating Activities - Forwarded      $    (9,170)      $  (426,147)      $(3,568,326)
                                                    -----------       -----------       -----------

Investing Activities:
---------------------
   Prepaid Research Testing ..................             --                --              (7,734)
   Purchase of Fixed Assets ..................             --                --            (118,212)
   Proceeds From Sale of Fixed Assets ........             --                --              21,000
                                                    -----------       -----------       -----------

   Net Cash - Investing Activities ...........             --                --            (104,946)
                                                    -----------       -----------       -----------

Financing Activities:
---------------------
   Convertible Note Payable ..................             --             545,000           545,000
   Proceeds from Notes Payable ...............             --                --             775,000
   Proceeds form Preferred Stock .............             --                --             225,000
   Bond Discount .............................             --              55,000            55,000
   Loans From Stockholders ...................             --                --             (24,500)
   Payment on Loans from Stockholders ........           (2,500)             --              49,550
   Proceeds from Exercise of Warrants ........           22,000              --              22,000
   Proceeds from Issuance of Common Stock ....             --                --           2,247,304
   Payment of Notes Payable ..................             --            (196,645)         (196,645)
                                                    -----------       -----------       -----------

   Net Cash - Financing Activities ...........           19,500           403,355         3,697,709
                                                    -----------       -----------       -----------

   Net Increase (Decrease) in Cash ...........           10,330           (22,792)           24,437

Cash - Beginning of Periods ..................             --              22,992           (14,107)
                                                    -----------       -----------       -----------

   Cash - End of Periods .....................      $    10,330       $       200       $    10,330
                                                    ===========       ===========       ===========

Supplemental Disclosures of Cash Flow
-------------------------------------
  Information:
   Cash paid during the periods for:
     Interest                                       $     --          $     --          $     9,047
     Income Taxes                                   $     --          $     --          $     --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
   During the quarter ending March 31, 2000 the Company issued 3,120,000 shares of Common Stock upon conversion of past due notes of $708,217, past due interest of $130,022 and current interest of $11,584.

   During the quarter ending June 30, 2000 the Company issued 25,000 shares for services rendered.

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2000 and 1999 is Unaudited)
================================================================================


(1) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and six months ended June 30,2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ("DPI") and BioElectric Separation and Testing, Inc. ("BEST"). All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE - Earnings (Loss) per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ("FAS has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, (loss) per share data in the financial statements for the six months June 30, 2000, and for the six months ended June 30, 1999, have been calculated in accordance with SFAS No. 128.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At June 30,2000 the Company had 1,150,000 options and 1,809,645 warrants issued and outstanding to purchase common stock that could potentially dilute basic earnings per share in the future.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2000 and 1999 is Unaudited)
================================================================================

(2) Stockholders' Equity
------------------------

For the six months ended June 30, 2000, 3,145,000 common shares with a market value of $1,974,757 were issued for past due notes, accrued expenses and interest of $854,823 resulting in a charge to operations of $1,119,934.

(3) Legal Proceedings
---------------------

A complaint and summons was filed against the Company by Kutchin & Rufo, PC in Suffolk county Superior Court in Massachusetts seeking recovery of approximately $11,800 plus damages for legal services rendered during the period April 1, 1997 through December 31, 1999. The Company satisfied the liability in full in May 2000.

(4) Going Concern
-----------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,102,418 for the six months ended June 30, 2000. The Company also reported a gain from the sale of patents and technology to a former officer and director of $248,452, net of income taxes of $127,000. The significant operating loss as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private company. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(5) Extraordinary Gain
----------------------

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for $50,000 and the assumption of substantially all of the Company's accounts payable. As of June 30, 2000 the former officer and director had paid the Company $40,000 and discharged or assumed $335,452 of liabilities. The Company recorded a pre-tax gain of $375,452 in the quarter ending June 30, 2000.

(6) Subsequent Event
--------------------

On May 12, 2000, the Company announced that its board of directors had unanimously approved a non-binding letter of intent to merge with a privately held New Jersey-Based Company (the "New Jersey Company"). Negotiations with the New Jersey Company's management have terminated and the Company is currently seeking other acquisition candidates.

The Company has entered into an agreement with SonicPort.Com, Inc.("SonicPort") to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having a value of $937,500. SonicPort will pay for the Media Credits on a dollar for dollar basis as the Media is used. If SonicPort has not used all of the Media Credits by July 1, 2001 Imsco shall be entitled to all the remaining shares.

                                . . . . . . . . .

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

During the past twelve months, we have completed a series of major steps to completely restructure Imsco. The restructuring was necessary because the implementation of our decaffeination business had failed miserably. Our goals at this time are two-fold: first, we want to describe the specific actions that we have taken to clean up the Company; and second, we want to share with you our strategy and the specific courses of action that we are pursuing to salvage and enhance value for shareholders.

The first step we took was to completely close down our failing decaffeination technology business. This was accomplished by negotiating a separation agreement with former management whereby all remaining employees and management voluntarily resigned from the Company. We also closed the Company's two offices in Massachusetts and New York. Simultaneous with these actions, we reduced the Board of Directors from four people to two. Currently, the Company has no paid employees, no leases, and no monthly obligations.

The  second  step  in  our  plan  was  to  eliminate  or  reduce  the  Company's liabilities, which at the time exceeded $550,000. We accomplished this by executing an Assignment and Assumption Agreement (the "Agreement") with ElectroStatic Products, Inc. ("ESPI"), a new company under the control of our former Chief Executive Offer. In consideration for an assignment of Imsco's patents to ESPI, ESPI agreed: (1) to assume all of Imsco's existing payables;
(2) to pay Imsco $50,000 in cash; and (3) to grant Imsco a 5% royalty on future sales resulting from Imsco's patented technologies. As of June 30, 2000, ESPI had paid the Company $40,000 and discharged or assumed $335,452 of liabilities. The Company recorded a pre-tax gain of $375,452 in the quarter ending June 30, 2000.

The third step was to simplify and strengthen the Company's capital structure. In June 1999, Imsco had 7.8 million shares of Common Stock and 45,000 shares of Preferred stock, convertible into 225,000 shares of Common Stock, outstanding. In addition, we were in default on $390,000 of Senior Convertible Promissory Notes as well as $600,000 of Convertible Debentures. Both of these liabilities were structured as "toxic convertibles" or "death spirals", which is the name given to debts that are convertible into a theoretically unlimited number of shares of Common Stock, potentially causing a massive dilution of existing shareholders equity. In total, we issued 3,120,000 shares of new Common Stock to retire these debts and to eliminate any senior claims on the Company's remaining assets.

Finally, Imsco was a defendant in two lawsuits brought by a former consultant and a director of the Company. While we believed the cases had no merit whatsoever, we faced two unpleasant realities. First, the Company had no cash to continue to litigate the matters. And second, we had few, if any, strategic options available to us with the cloud of lawsuits hanging over our heads. Ultimately, we chose a pragmatic solution and settled these suits by issuing the plaintiffs 550,000 shares of new Common Stock.

As of June 30, we had 12,418,174 shares of Common Stock issued and outstanding. In addition, there are a total of 2,839,645 options and warrants outstanding with a weighted exercise price of $1.04 per share. Of this total, 300,000 options/warrants expire in 2000 and another 469,534 expire in 2001.

Although it has come at the cost of a substantial dilution to our current shareholders' equity, we have successfully stopped the monthly hemorrhaging of red ink, simplified the capital structure, and cleared up all litigation. As of June 30, ESPI had secured satisfactory releases of just over two-thirds of the accounts payable and paid $40,000 in cash of the $50,000 owed to Imsco. Moreover, we are reasonably confident that ESPI can successfully settle with the vast majority of the remaining creditors, thus finally making Imsco a debt free Company. In short, after being very deeply in the hole, we are effectively back to zero.

Our strategy for salvaging and perhaps enhancing some value for Imsco shareholders rests solely on the prospect of merging with an exciting private company. A private company is motivated to enter into such a merger because it desires an immediate access to the capital markets that it would otherwise not have.

On May 12, we announced that Imsco had signed a letter of intent to merge with Broadspider Networks, Inc., a New Jersey based Internet infrastructure and broadband services company. Under terms of the merger agreement, Imsco had agreed to execute a 1 for 13 reverse stock split and would have ultimately owned approximately 10% of the surviving entity. Over the ensuing four weeks, we diligently negotiated a definitive merger agreement, which we signed on June 16. Unfortunately, however, Broadspider called off the merger at the eleventh hour and 59th minute because they had directly secured a significant amount of venture funding, which eliminated their major incentive for the merger.

Despite this setback, our strategy remains unchanged. We are speaking and meeting with several private companies with the expectation of entering into a definitive merger agreement by the late third quarter or early fourth quarter of this year. Once such an agreement is reached, we will mail you a proxy asking you to vote on the merger proposal. In total, it takes anywhere between two and four months from the time a proxy is submitted to the SEC to the time when a merger can be consummated. If we are lucky enough to meet the timetable listed above, we would anticipate a merger being completed in the late first quarter or early second quarter of 2001. However, there can be no assurances that any of these events will occur on this schedule, if at all. Such a merger would result in Imsco shareholders owning only a small percentage of the merger partner.

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

Results of Operations for Six Months Ended June 30, 2000; Compared with June 30,
--------------------------------------------------------------------------------
1999
----

Net losses before extraordinary items increased from $564,144 for the six months ended June 30, 1999 to $1,102,418 for the six months ended June 30, 2000. The Company had no revenue or operating income for the six-month period ended June 30, 1999 and June 30, 2000 from continuing operations. The general administrative and development expenses were $83,594 for the six months ended June 30, 2000, in comparison to $328,274 for the six months ended June 30, 1999. The decrease in expenses is from the elimination of all payroll, employee related expenses and from the savings realized from closing two offices. Interest expenses increased from $235,870 in 1999 to $1,145,824 in 2000. The increase in these costs from 1999 to 2000 was the result of a charge of $1,101,714 for the reduction in the conversion price of $600,000 Convertible Notes from 75% of market price on the day of conversion to $.25 per share, and a reduction in the conversion price of $143,355 of Convertible Notes from 80% of the average bid price to $.29 per share. A charge of $18,220 was the result of a reduction in the exercise price of 120,000 warrants to $.0001 per share.

At June 30, 2000 the Company had $10,330 of cash and total liabilities of $330,811 and total stockholders' deficit of $(320,481).

Results of Operations  for Three Months Ended June 30, 2000;  Compared with June
--------------------------------------------------------------------------------
30, 1999
--------

The net loss before extraordinary items and income tax benefit increased to $49,844 for the quarter ending June 30, 2000 from $43,169 for the prior year because a $25,444 increase in professional and consulting fees offset reductions in most other expenses. The Company recorded a gain from the sale of patents and technologies of $248,452 net of an income tax provision of $127,000 in the quarter ending June 30, 2000.

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit position as of June 30, 2000 of approximately $320,000 as compared to a working capital deficit position of approximately $1,475,000 as of December 31,1999. The working capital deficit position was reduced during the three month period ending June 30, 2000 when the Company received $40,000 and had $335,452 of liabilities assumed by a former officer and director as partial consideration from the sale of patents and technologies.

For the three months ended March 31, 2000,the working capital deficit position was reduced when the Company satisfied all past due notes and interest in the amount of $849,823 by issuing 3,120,000 shares of common stock with a market value of $1,969,757.

The Company had negative net worth or a Stockholders' Deficit of approximately $320,000 as of June 30, 2000 as compared to a negative net worth or Stockholders' Deficit of approximately $1,475,000 as of December 31,1999. The
Stockholders' Deficit was reduced by the gain from the sale of patent and technologies of $375,452 and from the exchange of common stock for $849,823 of past due notes and interest. The Company had an accumulated deficit of $11,035,680 at June 30, 2000, in comparison to an accumulated deficit of $10,802,622 as of December 31, 1999. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

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

On May 12, 2000, the Company announced that its board of directors has unanimously approved a non-binding letter of intent to merge with privately held New Jersey-based Broadspider Networks Inc. Negotiations with Broadspider Networks, Inc. have terminated and the company is currently seeking other acquisition candidates.

                                     PART II

                                Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

              Exhibit No. 27 - Financial Data Schedule

       (b)    Reports on Form 8-K.

       The Company filed no report on Form 8-K during the quarterly period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IMSCO Technologies, Inc.


August 11, 2000                                By:/s/ Timothy J. Keating
                                                  -------------------------
                                                  Timothy J. Keating
                                                  Chief Executive Officer