Form 10QSB
period 2000-09-30
IMSCO INC /MA/
filed 2000-11-13
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   Form 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

Commission file number 0-24520
                       -------


                            IMSCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    04-3021770
            --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

8400 E. Crescent Parkway, Suite 600 Greenwood Village, Colorado       80111
---------------------------------------------------------------       -----
(Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number, including area code:                720-528-4043
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2000 - 12,428,174.

IMSCO TECHNOLOGIES, INC.

                                      INDEX

                                     PART I
                                     ------

Item 1. - Financial Statements:

     Independent Accountant's Report...................................... 3

     Consolidated Balance Sheet - September 30, 2000 (Unaudited).......... 4

     Consolidated Statement of Operations - For the Three and
     Nine Months Ended September 30, 2000 and 1999 (Unaudited)............ 5-6

     Consolidated Statement of Stockholders' (Deficit) - For
     Nine Months Ended September 30, 2000 (Unaudited)..................... 7

     Consolidated Statement of Cash Flows - For the Nine Months
     Ended September 30, 2000 and 1999 (Unaudited)........................ 8-9

     Notes to Consolidated Financial Statements (Unaudited)............... 10-11

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 12-14

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K................................. 15

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Imsco Technologies, Inc.
   Greenwood Village, Colorado

         We have reviewed the accompanying consolidated balance sheet of Imsco Technologies, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of stockholders' (deficit) for the nine month period then ended, and the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

         We have not reviewed the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1999 or the consolidated statement of cash flows for the nine months ended September 30, 1999 and give no assurance on them.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
November 1, 2000

PART I.  Financial Information
         ---------------------
Item 1.  Financial Statements

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
(UNAUDITED)

Assets:

Current Assets:

   Cash ......................................................................    $     17,204
                                                                                  ------------

   Total Assets ..............................................................    $     17,204
                                                                                  ============

Liabilities and Stockholders' (Deficit):

Current Liabilities:

   Accounts Payable ..........................................................    $     27,075
   Accounts Payable to Be Assumed ............................................          96,491
   Accrued Expenses ..........................................................          66,500
   Due to Stockholders .......................................................          10,050
                                                                                  ------------

   Total Current Liabilities .................................................         200,116
                                                                                  ------------

Commitments and Contingencies ................................................            --
                                                                                  ------------

Stockholders' (Deficit):

   Series A Preferred Stock - Authorized 1,000,000 Shares at $.0001 Par Value;
     None Issued or Outstanding ..............................................            --

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
     12,428,174 Shares Issued and Outstanding at September 30, 2000 ..........           1,243

   Additional Paid-in Capital - Common Stock .................................      12,717,110

   Deficit Accumulated During Developments Stage .............................     (11,530,357)

   Accumulated Deficit - Discontinued Operations .............................        (620,908)

   Less: Prepaid Advertising Credits .........................................        (750,000)
                                                                                  ------------

   Total Stockholders' (Deficit) .............................................        (182,912)
                                                                                  ------------

   Total Liabilities and Stockholders' (Deficit) .............................    $     17,204
                                                                                  ============


  The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                                                                                Cumulative
                                                                                                               Amounts from
                                                                                                               July 9, 1992
                                                                                                                (Inception
                                                                                                              of the Current
                                                 Three Months Ended                 Nine Months Ended        Development Stage)
                                                    September 30,                     September 30,           to September 30,
                                             2 0 0 0           1 9 9 9          2 0 0 0          1 9 9 9          2 0 0 0
                                             -------           -------          -------          -------          -------
   Research and Development
     Expense ........................    $       --       $       --       $       --       $      8,911     $    301,925
   Salaries and Wages ...............            --               --               --            117,691          933,005
   Officer Salaries .................            --               --               --             30,807        1,102,500
   Payroll Taxes ....................            --               --               --             13,931          154,803
   Outside Labor ....................            --               --               --               --            191,136
   Write-Down of Prepaid
     Advertising Credits ............         628,496             --            628,496             --            628,496
   Professional and Consulting Fees .          15,000          105,258           91,800          181,003        1,332,460
   Professional and Consulting Fees -
     Non-Cash .......................           1,500             --              5,250             --          2,192,789
   Rent .............................            --               --               --              9,269          165,288
   Rent- Related Party ..............            --               --               --              1,750            5,500
   Insurance ........................            --              4,400             --             27,801          190,879
   Travel and Business Meeting ......            --               --               --             11,321          189,250
   Auto Expense .....................            --               --               --              5,448           66,217
   Telephone and Utilities ..........            --               --               --              6,014           67,416
   Office Expense ...................             626              190            3,670            4,355          146,834
   Equipment Rental .................            --               --               --              2,781           36,080
   Corporate Fees ...................            --               --               --               --             69,981
   Advertising ......................            --               --               --             12,000          330,703
   Depreciation and Amortization ....            --             24,953             --             29,993           53,920
   Litigation Settlement ............            --               --               --               --          1,644,642
   Franchise Tax ....................            --               --               --               --              1,987
                                         ------------     ------------     ------------     ------------     ------------

   Total General, Administrative
     and Development Expense ........         645,622          134,801          729,216          463,075        9,805,811
                                         ------------     ------------     ------------     ------------     ------------

Other Income (Expense):
   Dividend and Interest Income .....            --               --               --               --             11,633
   Interest Expense .................            --            (16,900)      (1,145,824)        (252,770)      (2,218,504)
   Loss on Sale of Fixed Assets .....            --               --               --               --            (44,072)
                                         ------------     ------------     ------------     ------------     ------------

   Other (Expenses) - Net ...........            --            (16,900)      (1,145,824)        (252,770)      (2,250,943)
                                         ------------     ------------     ------------     ------------     ------------

   (Loss) Before Income Taxes .......        (645,622)        (151,701)      (1,875,040)        (715,845)     (12,056,754)

Benefit from Income Tax .............          52,000             --            179,000             --            179,000
                                         ------------     ------------     ------------     ------------     ------------

   (Loss) Before Extraordinary

     Gain ...........................        (593,622)        (151,701)      (1,696,040)        (715,845)     (11,877,754)

Extraordinary Gain - Net of
   Income Taxes of $52,000 and
   $179,000 for the Three and Nine
   Months Ended September 30,
   2000, Respectively ...............          98,945             --            347,397             --            347,397
                                         ------------     ------------     ------------     ------------     ------------

   Net (Loss) .......................    $   (494,677)    $   (151,701)    $ (1,348,643)    $   (715,845)    $(11,530,357)
                                         ============     ============     ============     ============     ============

  The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,

                                                 2 0 0 0          1 9 9 9            2 0 0 0          1 9 9 9
                                                 -------          -------            -------          -------

Basic (Loss) Per Share of Common
   Stock:

   (Loss) Before Extraordinary Gain          $         --      $      (.02)      $       (.10)      $      (.09)
   Extraordinary Gain ................                 --               --                .03                --
                                             --------------    -------------     --------------     -------------

   Net (Loss) ........................       $         --      $      (.02)      $       (.07)      $      (.09)
                                             ==============    =============     ==============     =============

Basic Weighted Average Shares of
   Common Stock Outstanding ..........           12,426,762        8,010,657         11,388,880         8,010,657
                                             ==============    =============     ==============     =============

Diluted Income (Loss) Per
   Share of Common Stock:

   (Loss) Before Extraordinary Gain          $         --      $      (.02)      $       (.10)      $      (.09)
   Extraordinary Gain ................                 --               --                .02                --
                                             --------------    -------------     --------------     -------------

   Net (Loss) ........................       $         --      $      (.02)      $       (.08) $           (.09)
                                             ==============    =============     ==============     =============

Basic and Diluted Weighted Average
   Common Shares Outstanding .........           12,426,762        8,010,657         11,388,880         8,010,657
                                             ==============    =============     ==============     =============

  The Accompanying Notes Are an Integral Part of These Consolidated Statements.


IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

                                                                                                                         Deficit
                     Series A Convertible                                                 Accumulated   Accumulated       Total
                     --------------------                                                 -----------   -----------       -----
                       Preferred Stock   Common Stock   Paid-in Capital        During       Deficit       Prepaid     Stockholders'
                       ---------------   ------------   ---------------        ------       -------       -------     -------------
                Number of           Number of         Preferred   Common    Development   Discontinued   Advertising     Equity
                ---------           ---------         ---------   ------    -----------   ------------   -----------     ------
                 Shares    Amount    Shares    Amount  Stock       Stock       Stage       Operations      Credits      (Deficit)
                 ------    ------    ------    ------  -----       -----       -----       ----------      -------       -------

Balance -
December 31,
1999             45,000   $   5    8,928,174   $ 893  $224,995  $10,480,703 $(10,181,714)   $(620,908)  $ (1,378,496) $(1,474,522)

Issuance of
Shares Upon
Conversion
of Notes            --       --     2,520,000     252       --    1,433,968           --          --             --     1,434,220

Issuance of
Shares Upon
Conversion
of Notes            --       --       104,635      10       --       84,745           --          --             --        84,755

Issuance of
Shares Upon
Conversion
of Notes            --       --       495,365      50       --      450,732           --          --             --       450,782

Issuance of
Shares for
Services            --       --        25,000       2       --        4,998           --          --             --         5,000
Exercise of
Stock Options       --       --       100,000      10       --       16,990           --          --             --        17,000

Exercise of
Warrants            --       --        20,000       2       --       16,248           --          --             --        16,250

Conversion of
Preferred
Stock           (45,000)     (5)      225,000      23 (224,995)     224,977           --          --             --           --

Issuance of
Shares for
Services            --       --        10,000       1       --        3,749           --          --             --         3,750

Write-Down of
Prepaid
Advertising
Credits             --       --           --      --        --           --           --          --         628,496      628,496

Net (Loss)          --       --           --      --        --           --   (1,348,643)         --             --    (1,348,643)
                --------  -------  ----------  ------   ------  ----------- ------------  ------------     ---------   ----------

Balance -
September
30, 2000
(Unaudited)         --    $  --    12,428,174  $1,243   $   --  $12,717,110 $(11,530,357) $   (620,908)    $(750,000)  $ (182,912)
                ========  =======  ==========  ======   ======  =========== ============  ============     =========   ==========

  The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                 Cumulative
                                                                                                   Amounts
                                                                                                    from
                                                                                                July 9, 1992
                                                                                                (Inception of
                                                                                                 the Current
                                                                                                 Development
                                                                      Nine months ended           Stage) to
                                                                         September 30           September 30,
                                                                    2 0 0 0        1 9 9 9         2 0 0 0
                                                                    -------        -------         -------

Operating Activities:

   Net (Loss) Before Extraordinary Gain                          $(1,696,040)   $   (715,845)   $(11,877,754)
                                                                 -----------    ------------    ------------
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Used for) Operating Activities:
     Extraordinary Gain - Sale of Technology ..............          347,397            --           347,397
     Decrease (Increase) in Due from Officers .............             --             2,980            (120)
     Contract Services Paid in Stock ......................            8,750         101,961       2,182,196
     Depreciation .........................................             --            29,993          56,532
     Interest Expense - Deferred Financing Cost ...........             --            82,577         299,085
     Interest Paid with Common Stock ......................           11,584            --           328,613
     Grant of Options and Warrants for Past Services ......             --            45,000         897,659
     Interest Expense Warrant Discount ....................           29,470            --            50,470
     Amortization of Prepaid Advertising Credits ..........             --              --           229,674
     Amortization - Discount Note Payable .................            3,056            --            19,862
     Interest Expense - Beneficial Conversion Feature .....        1,101,714            --         1,301,714
     Loss on Disposal of Property and Equipment ...........             --              --            44,072
     Stock Issued to Settle Litigation ....................             --              --            56,250
     Note Issued to Settle Litigation .....................             --              --            50,000
     Write-Down of Prepaid Advertising Credits ............          628,496            --           628,496

     (Increase) Decrease In:
       Other Current Assets ...............................             --              --            20,200
       Security Deposits ..................................             --             1,000           4,675
       Accounts Receivable ................................             --              --             2,998

     Increase (Decrease) in:
       Accounts Payable ...................................          (55,821)        (76,472)        (37,376)
       Accrued Payroll Taxes ..............................             --           (11,369)           --
       Accrued Expenses ...................................           48,458          80,186       1,604,892
       Accrued Interest ...................................             --            53,472         130,022
       Accrued Marketing Fees .............................             --           (53,000)           --
       Accrued Salaries ...................................             --            33,180            --
       Accounts Payable Subject to Transfer ...............         (431,860)           --            96,491
                                                                 -----------     -----------     -----------

       Total Adjustments ..................................        1,691,244         289,508       8,313,802
                                                                 -----------     -----------     -----------

   Net Cash - Operating Activities - Forward ..............      $    (4,796)    $  (426,337)    $(3,563,952)

 The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                  Cumulative
                                                                                                    Amounts
                                                                                                     from
                                                                                                 July 9, 1992
                                                                                                 (Inception of
                                                                                                  the Current
                                                                                                  Development
                                                                       Nine months ended           Stage) to
                                                                          September 30           September 30,
                                                                     2 0 0 0        1 9 9 9         2 0 0 0
                                                                     -------        -------         -------

   Net Cash - Operating Activities - Forwarded ............       $    (4,796)    $  (426,337)    $(3,563,952)
                                                                  -----------     -----------     -----------

Investing Activities:

   Prepaid Research Testing ...............................              --              --            (7,734)
   Purchase of Fixed Assets ...............................              --              --          (118,212)
   Proceeds From Sale of Fixed Assets .....................              --              --            21,000
                                                                  -----------     -----------     -----------

   Net Cash - Investing Activities ........................              --              --          (104,946)
                                                                  -----------     -----------     -----------

Financing Activities:

   Convertible Note Payable ...............................              --           545,000         545,000
   Proceeds from Notes Payable ............................              --              --           775,000
   Proceeds form Preferred Stock ..........................              --              --           225,000
   Bond Discount ..........................................              --            55,000          55,000
   Loans From Stockholders ................................              --              --           (24,500)
   Payment on Loans from Stockholders .....................              --              --            52,050
   Proceeds from Exercise of Options and Warrants .........            22,000            --            22,000
   Proceeds from Issuance of Common Stock .................              --              --         2,247,304
   Payment of Notes Payable ...............................              --          (196,645)       (196,645)
                                                                  -----------     -----------     -----------

   Net Cash - Financing Activities ........................            22,000         403,355       3,700,209
                                                                  -----------     -----------     -----------

   Net Increase (Decrease) in Cash ........................            17,204         (22,982)         31,311

Cash - Beginning of Periods ...............................              --            22,992         (14,107)
                                                                  -----------     -----------     -----------

   Cash - End of Periods ..................................       $    17,204     $        10     $    17,204
                                                                  ===========     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest .............................................       $      --       $      --       $     9,047
     Income Taxes .........................................       $      --       $      --       $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   During the quarter ending March 31, 2000, the Company issued 3,120,000 shares of Common Stock upon conversion of past due notes of $708,217, past due interest of $130,022 and current interest of $11,584.

   During the quarter ending June 30, 2000, the Company issued 25,000 shares for services rendered.

   During the quarter ending September 30, 2000, the Company issued 10,000 shares for services rendered.

 The Accompanying Notes Are an Integral Part of These Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2000 and 1999 is Unaudited)


(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and nine months ended September 30,2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ("DPI") and BioElectric Separation and Testing, Inc. ("BEST"). All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share of common stock reflects the weighted average number of shares outstanding for each period. The Financial Accounting Standards Board ("FAS has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, (loss) per share data in the financial statements for the nine months September 30, 2000, and for the nine months ended September 30, 1999, have been calculated in accordance with SFAS No. 128.

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

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At September 30,2000, the Company had 1,150,000 options and 1,809,645 warrants issued and outstanding to purchase common stock that could potentially dilute basic earnings per share in the future.

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

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2000 and 1999 is Unaudited)


(2) STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2000, 3,145,000 common shares with a market value of $1,974,757 were issued for past due notes, accrued expenses and interest of $854,823 resulting in a charge to operations of $1,119,934.

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

As shown in the accompanying financial statements, the Company incurred a net loss before extraordinary gain of $1,696,040 for the nine months ended September 30, 2000. The Company also reported a gain from the sale of patents and technology to a former officer and director of $526,397, net of income taxes of $179,000. The significant operating loss as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private company. The Company will also seek financing through a public offering. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(5) COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with SonicPort.Com, Inc.("SonicPort") to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having an estimated fair value of $750,000. SonicPort will pay for the Media Credits on a dollar for dollar basis as the Media is used. If SonicPort has not used all of the Media Credits by July 1, 2001 Imsco shall be entitled to all the remaining shares. Therefore, the Company has written down its Media Credits to fair value. Consummation of the transaction is dependent upon future events.

(6) EXTRAORDINARY GAIN

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for $50,000 and the assumption of substantially all of the Company's accounts payable. As of September 30, 2000, the former officer and director had paid the Company $50,000 and discharged or assumed $476,397 of liabilities. The Company recorded a pre-tax gain of $526,397 for the nine months ending September 30, 2000.

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

The  second  step  in  our  plan  was  to  eliminate  or  reduce  the  Company's liabilities, which at the time exceeded $550,000. We accomplished this by executing an Assignment and Assumption Agreement (the "Agreement") with ElectroStatic Products, Inc. ("ESPI"), a new company under the control of our former Chief Executive Offer. In consideration for an assignment of Imsco's patents to ESPI, ESPI agreed: (1) to assume all of Imsco's existing payables;
(2) to pay Imsco $50,000 in cash; and (3) to grant Imsco a 5% royalty on future sales resulting from Imsco's patented technologies. As of September 30, 2000, ESPI had paid the Company $50,000 and discharged or assumed $476,397 of liabilities. The Company recorded a pre-tax gain of $526,397 in the nine months ending September 30, 2000 and a pre-tax gain of $63,179 for the quarter.

The third step was to simplify and strengthen the Company's capital structure. In September 1999, Imsco had 7.8 million shares of Common Stock and 45,000 shares of Preferred stock, convertible into 225,000 shares of Common Stock, outstanding. In addition, we were in default on $390,000 of Senior Convertible Promissory Notes as well as $600,000 of Convertible Debentures. Both of these liabilities were structured as "toxic convertibles" or "death spirals", which is the name given to debts that are convertible into a theoretically unlimited number of shares of Common Stock, potentially causing a massive dilution of existing shareholders equity. In total, we issued 3,120,000 shares of new Common Stock to retire these debts and to eliminate any senior claims on the Company's remaining assets.

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

As of September 30, we had 12,428,174 shares of Common Stock issued and outstanding. In addition, there are a total of 2,839,645 options and warrants outstanding with a weighted exercise price of $1.04 per share. Of this total, 300,000 options/warrants expire in 2000 and another 469,534 expire in 2001.

Although it has come at the cost of a substantial dilution to our current shareholders' equity, we have successfully stopped the monthly hemorrhaging of red ink, simplified the capital structure, and cleared up all litigation. As of September 30, ESPI had secured satisfactory releases of just over 73% of the accounts payable and paid $50,000 to Imsco. Moreover, we are reasonably confident that ESPI can successfully settle with the vast majority of the remaining creditors, thus finally making Imsco a debt free Company. In short, after being very deeply in the hole, we are effectively back to zero.

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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000; COMPARED WITH SEPTEMBER 30, 1999

Net losses before extraordinary items increased from $715,845 for the nine months ended September 30, 1999 to $1,875,040 for the nine months ended September 30, 2000. The Company had no revenue or operating income for the nine month periods ended September 30, 1999 and 2000 from continuing operations. The general administrative and development expenses were $729,216 for the nine months ended September 30, 2000, in comparison to $463,075 for the nine months ended September 30, 1999. The increase is from the write-down of prepaid advertising costs of $628,496 which offset the decrease in expenses from the elimination of all payroll, employee related expenses and from the savings realized from closing two offices. Interest expenses increased from $252,770 in 1999 to $1,145,824 in 2000. The increase in these costs from 1999 to 2000 was the result of a charge of $1,101,714 for the reduction in the conversion price of $600,000 Convertible Notes from 75% of market price on the day of conversion to $.25 per share, and a reduction in the conversion price of $143,355 of Convertible Notes from 80% of the average bid price to $.29 per share. A charge of $18,220 was the result of a reduction in the exercise price of 120,000 warrants to $.0001 per share.

At September 30, 2000, the Company had $17,204 of cash and total liabilities of $200,116 and total stockholders' deficit of $(182,912).

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000; COMPARED WITH SEPTEMBER 30, 1999

The net loss before extraordinary items and income tax benefit increased to $645,622 for the quarter ending September 30, 2000 from $151,701 for the prior year because a $88,758 decrease in professional and consulting fees, elimination of $16,900 of interest expense and reductions in most other expenses were offset by the write-down of $628,496 of prepaid advertising credits. The Company recorded a gain from the sale of patents and technologies of $150,945 net of an income tax provision of $52,000 in the quarter ending September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of September 30, 2000 of approximately $183,000 as compared to a working capital deficit position of approximately $1,475,000 as of December 31, 1999. The working capital deficit position was reduced during the three month period ending September 30, 2000 when the Company received $10,000 and had $53,179 of liabilities assumed by a former officer and director as partial consideration from the sale of patents and technologies.

For the three months ended March 31, 2000, the working capital deficit position was reduced when the Company satisfied all past due notes and interest in the amount of $849,823 by issuing 3,120,000 shares of common stock with a market value of $1,969,757.

The Company had negative net worth or a stockholders' deficit of approximately $183,000 as of September 30, 2000 as compared to a negative net worth or stockholders' deficit of approximately $1,475,000 as of December 31, 1999. The stockholders' deficit was reduced by the gain from the sale of patent and technologies of $526,397 and from the exchange of common stock for $849,823 of past due notes and interest. The Company had an accumulated deficit of $12,151,265 at September 30, 2000, in comparison to an accumulated deficit of $10,802,622 as of December 31, 1999. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

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

(b) should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures, which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.

The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

During the next 12 months, in addition to its efforts to reduce outstanding accounts payable, the Company's foreseeable cash requirements will relate to (i) maintaining the Company in good corporate standing in the State of Delaware,
(ii) costs incurred to remain a reporting company in compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (iii) the payment of expenses associated with reviewing, investigating and legally documenting any potential business venture. To maintain its status as a reporting company under the Exchange Act, the Company will need to incur the costs of an annual audit of the Company's financial statements, and the filing of Forms 10-KSB, 10-QSB and any other periodic reports as required by the Exchange Act. It is a certainty that additional funds will be required to meet even the minimal obligations envisioned herein. Such funds may be advanced by management or stockholders in return for the issuance of common shares of the Company or as loans to the Company, although there is no commitment to make such loans or advances from these parties. No assurance can be given that the Company will be able to raise these funds.

Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain funds through an offering of its equity or debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                                     PART II

                                Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

              Exhibit No. 27 - Financial Data Schedule

       (b)    Reports on Form 8-K.

       The Company filed no report on Form 8-K during the quarterly period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  IMSCO Technologies, Inc.



November 10, 2000                                  By: /s/  Timothy J. Keating
                                                      -------------------------
                                                      Timothy J. Keating
                                                      Chief Executive Officer