Form 10KSB
period 2000-12-31
IMSCO INC /MA/
filed 2001-03-29
CIK 924396

ANNUAL REPORT FOR YEAR ENDED DECEMBER 31, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-24520



                            IMSCO TECHNOLOGIES, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)



           DELAWARE                                      04-3021770
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

8450 East Crescent Parkway, Ste. 100, Greenwood Village, CO             80111
-----------------------------------------------------------           ----------
         (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (720) 889-0133

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

     As of December 31, 2000: (a) 13,438,174 Common Shares, $.0001 par value, of the registrant were outstanding; (b) approximately 9,393,539 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $751,483 based on the closing bid price of $0.08 per share on December 31, 2000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

     In this Annual Report, the terms "company", "IMSCO", "we", "us" and "our" refer to IMSCO Technologies, Inc., a Delaware corporation, and unless the context otherwise requires, "common stock" refers to the common stock, $0.0001 par value per share of IMSCO.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     IMSCO Technologies, Inc. (the "company"), a Delaware corporation, is currently a development stage enterprise. Prior to February 2000, the company developed a separation system to remove caffeine from coffee. In addition, a second prototype had been tested to remove viruses from plasma. No revenue has been received from current products to date. Because of our limited financial resources, we are attempting to license or sell our electrostatic technologies to a third party for completion of development of a commercial product. In this regard, we have negotiated an agreement with ElectroStatic Products, Inc., a New York corporation ("ESPI") for the transfer of our electrostatic separation technology and related patent rights (the "ESPI Agreement") for consideration in the amount of approximately $578,000 which shall be paid by a combination of cash and assumption of certain of our indebtedness and liabilities, and the delivery of releases to IMSCO from the holders of our specified debts and liabilities. The ESPI Agreement is subject to a number of conditions, including the delivery to IMSCO of the consideration. Accordingly, there can be no assurance that ESPI will perform under the agreement. If ESPI does not perform, we will seek other licensees or purchasers of our technology.

     On September 20, 1996, we entered into a media purchase agreement ("Media Purchase Agreement") and agreed to sell an aggregate of 1,136,363 shares of our Common stock, par value $.0001, to Proxhill Marketing, Ltd., a private media and Advertising company based in Colorado ("PML"), for the sales price of $1.32 per share and we received in exchange prepaid media in the amount of $1,500,000 to be used at our direction. We originally planned to use the media for advertising our own commercial brew basket product. However, because we abandoned our effort to develop this product, at December 31, 2000, we possessed approximately $700,000 (fair market value) of prepaid media credits in our inventory.

     Since we discontinued our operations in late 1999, we had no use whatsoever for the media credits. In an attempt to liquefy this asset, we sold the remaining $1.28 million of pre-paid media credits on our books to SonicPort.com, Inc. ("SonicPort") in exchange for 694,440 shares of restricted SonicPort stock.

Under the sale agreement, SonicPort will provide Imsco with a schedule of advertising that it wishes to run. Imsco is then obligated to acquire the designated advertising slots for SonicPort. The SonicPort stock is currently held in escrow, and we will only receive the SonicPort shares once the media is actually used, subject to a deadline of June 30, 2001. SonicPort trades on the American Stock Exchange under the symbol "SPO". As of year-end, SonicPort had a closing price of $1.00, giving our SPO shares a fair market value of just under $700,000.

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

PRODUCTS AND TECHNOLOGY

     In 1993, we filed separate patent applications with the U.S. Office of Patents and Trademarks for the PLASMA PURE and DECAFFOMATIC separation technologies. On August 22, l995, we were granted a patent by the United States Patents and Trademarks Office, Patent No. 5,443,709, for "Apparatus for Separating Caffeine From a Liquid Containing the Same".

     Originally we hoped to be able to develop and incorporate our technology into our own brew basket decaffeination product for the commercial institutional coffee brewer market. However, we have very limited financial resources and consequently we are attempting to license or sell our technology to a third party who would complete the development of a commercial brew basket decaffeination product. To this end, we have entered into the ESPI Agreement, which is subject to a number of conditions, for the transfer of certain of our technology and related patent rights. If ESPI does not perform under the ESPI Agreement, we will seek other licensees and purchasers of our separation technology.

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

POTENTIAL MERGER OR ACQUISITION

     Given our limited financial and human resources and no operating revenues for the last six years, the directors have determined that the Company should seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Because of the Company's current financial status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

SOURCES OF BUSINESS OPPORTUNITIES

     The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee-based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with an operating business that needs additional capital. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

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

     When we originally intended to directly market our products, we planned to use the remaining approximately $700,000 (fair market value) of media, to finance the introduction and initial product advertising and marketing support for the products. However, since we do not presently intend to pursue the direct marketing of our decaffeination products, we may use the media in conjunction with a cooperative marketing campaign with our licensee or we may use the Media in conjunction with other products or services to be offered by the Company in the future.

MANUFACTURING

     We currently do not own or operate manufacturing facilities for commercial production of any products. In addition, we have no intention of acquiring or developing any manufacturing facilities, nor do we have any financial capability to acquire any such facilities.

GOVERNMENT REGULATIONS

     Since we are seeking to license our electrostatic technology to a third party, it would be the licensee's responsibility to comply with all applicable FDA regulations.

COMPETITION

     We currently plan to license or sell our separation technologies to a third party. Therefore, we cannot determine how our potential technology licensees and/or purchasers will compete with others.

EMPLOYEES

     As of the date hereof, we have no full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal offices are currently located at 8450 East Crescent Parkway, Suite 100, Greenwood Village, Colorado 80111, in a shared office arrangement provided through an affiliate of one of our directors at a charge of $1,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information

     There is currently a limited public trading market for our Common Stock. There are currently thirteen market-makers for our Common Stock. Our Common Stock has traded on a limited basis on the OTC Bulletin Board under the symbol "IMSO" since November 15, 1994. Our stock registrar and transfer agent is Interwest Transfer Company, Salt Lake City, Utah.

     The following table sets forth the high and low closing quotations for the Common Stock, as reported by NASDAQ for each fiscal quarterly period during 2000 and 1999. The quotations as reported reflect inter-dealer quotations without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                   High             Low
                                                   ----             ---
January 1, 2000 - March 31, 2000                $  1.000         $  0.090
April 1, 2000 - June 30, 2000                      0.938            0.375
July 1, 2000 - September 30, 2000                  0.406            0.100
October 1, 2000 - December 31, 2000                0.141            0.080

January 1, 1999 - March 31, 1999                $  1.156         $  0.375
April 1, 1999 - June 30, 1999                      0.500            0.200
July 1, 1999 - September 30, 1999                  0.300            0.125
October 1, 1999 - December 31, 1999                0.220            0.070


     (b) Holders of Common Stock

                                            Approximate Number of Record Holders
        Title of Class                              (as of December 31, 2000)
        --------------                      ------------------------------------
Common Stock, $.0001 par value                              923

     A number of shares are held of record in street name by brokerage and other institutional firms for their customers.

     (c) Dividends

     We have never declared or paid a cash dividend on its common stock. Declaration and payment of dividends, including potential stock dividends from the sale of the media credits, are within the discretion of our Board of Directors, which will review such dividend policy from time to time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are in the development stage. There can be no assurance that our operations will result in our becoming or remaining economically viable. Potential investors in our common stock should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage. We have had no revenues from operations to date and, we will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, we have devoted substantially all of our resources to the research and development of our products and technology and general and administrative expenses. Since entering the development stage in July 1992, we have generated an accumulated deficit of $11,638,185. At December 31, 2000, including discontinued operations, we have a total accumulated deficit of $12,259,093.

     We had no revenues from continuing operations in years ending December 31, 2000, and December 31, 1999. We have incurred net losses in each year since our inception in 1986.

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

     We ceased our operations in August 1999. We subsequently entered into an Assignment and Assumption Agreement (the "Agreement") with ElectroStatic Products, Inc. ("ESPI"), an entity controlled by Imsco's former Chief Executive Officer. In consideration for an assignment of Imsco's patents to ESPI, ESPI agreed: (1) to assume all of Imsco's existing payables; (2) to pay Imsco $50,000 in cash; and (3) to grant Imsco a 5% royalty on future sales resulting from Imsco's patented technologies.

     When the Agreement was signed on February 7, 2000, Imsco had approximately $550,000 in existing accounts payable due to a total of 48 creditors. By the end of June, that number had been reduced to $178,573. As of year-end, Imsco now has $97,602 of unassumed account payable and $21,766 outstanding of the assumed accounts payable due to 13 creditors. We have accrued an additional $26,000 in accounting, legal and rent expenses, bringing our year-end liabilities to $145,368. The legal expenses are primarily attributable to our unsuccessful merger transaction with an Internet equipment and services company as well as our quarterly filing obligations with the SEC.

     Imsco has also received $50,000 from ESPI. However, we paid two creditors directly a total of $13,111. After allowing for a valid counterclaim by ESPI, we maintain that ESPI still owes the Company $9,591, which has been 100% reserved on the financial statements. As of year-end, Imsco has a total of $6,688 in cash.

     In 1996, Imsco had acquired $1.5 million worth of pre-paid media credits to be used for advertising the Company's decaffeination technology. The Company issued the media providers 1,136,364 million Imsco shares (worth $1,500,000) as consideration for the credits. Since we ceased our operations in late 1999, we had no use whatsoever for the media credits.

     In an attempt to liquefy this asset, we sold the remaining $1.28 million of pre-paid media credits on our books to SonicPort.com, Inc. ("SonicPort") in exchange for 694,440 shares of restricted SonicPort stock. Under the sale agreement, SonicPort will provide Imsco with a schedule of advertising that it wishes to run. Imsco is then obligated to acquire the designated advertising slots for SonicPort. The SonicPort stock is currently held in escrow, and we will only receive the SonicPort shares once the media is actually used, subject to a deadline of June 30, 2001. SonicPort trades on the American Stock Exchange under the symbol "SPO". As of year-end, SonicPort had a closing price of $1.00, giving our SPO shares a fair market value of just under $700,000.

     We have neither recorded the sale of the media credits nor are carrying the SonicPort shares on our books as an asset because the sale has not been consummated. Under generally accepted accounting principles, the sale will be completed when SonicPort uses the media and the restricted shares are released from escrow to Imsco.

     Assuming that we complete the media credit sale successfully, we plan to pay Imsco's lawyers approximately 100,000 shares of SonicPort stock in lieu of cash for services rendered during the past 15 months. The balance of the SonicPort shares would eventually be distributed to Imsco shareholders in the form of a special dividend.

     Imsco now has a total of 13,438,174 shares of commons stock outstanding. Additionally, we have a total of 2,339,645 options and warrants outstanding with a weighted exercise price of $1.16 per share. Of this amount, 469,534 options and warrants will expire by December 31, 2001, giving us 15.7 million fully diluted shares.

     As we reported to you in our letter to shareholders in August, Imsco's sole business activity has been searching for a merger partner. Since the collapse of our proposed merger with an Internet equipment and services company in May, we have reviewed close to 25 different businesses in various stages of development. Many of the best private companies seeking public shells are not interested in Imsco for the simple reason that they desire a company trading either on the Nasdaq National or Small Cap Market. (Imsco trades on the Over-the-Counter Bulletin Board).

     For the most part, we have simply dismissed most early stage companies on the grounds that the risk of failure is too high. Also, we have consciously avoided most Internet enterprises for the same reason. The remainder have not been good matches because either: (a) the proposed valuation of the private company was unrealistically high, which would result in an excessive dilution of Imsco share owners; (b) we never received enough information to perform any type of reasonable due diligence; or (c) the private company required such a large infusion of capital post-merger as to make the likelihood of success highly doubtful.

     Our strategy, therefore, remains unchanged. We will continue to seek out exciting private companies as merger partners. However, as we stated in August, there can be no assurance that a merger transaction will ever be consummated, or if one were, that such a transaction would generate any tangible value to Imsco shareholders. On the positive side, Imsco is a very clean shell company, is current with both its Federal and State tax returns, has an unqualified audit, and remains fully reporting with the SEC. We will do our best to merge the Company as soon as practicable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Net losses increased to $1,456,471 for the year ended December 31, 2000, compared with net losses of $1,380,235 for the year ended December 31, 1999, representing a 5.5% increase. We had no revenues or operating income for years ended December 31, 2000 and December 31, 1999 from continuing operations. For the year ended December 31, 2000, we had no interest income.

     Total general, administrative and development expenses were $911,769 for 2000, in comparison to $841,333 for 1999, an increase of 8.4%. The increase in these costs from 1999 to 2000 was due mainly to the write-down of pre-paid media credits. This resulted in a loss per share of $(.12) for the year ended December 31, 2000, in comparison with a loss per share of $(.17) for the year ended December 31, 1999.

     At December 31, 2000, the Company had $6,688 in total assets, total liabilities of $145,368 and total stockholders' deficit of $138,680.

LIQUIDITY AND CAPITAL RESOURCES

     We had negative working capital as of December 31, 2000, of $138,680 in comparison to a negative working capital position as of December 31, l999 of $1,474,522. We had an accumulated deficit of $12,259,093 at the period ended December 31, 2000, in comparison to an accumulated deficit of $10,802,622 at the period ended December 31, l999. The increase in the accumulated deficit is primarily related to continuing operating costs during the development phase without any operating income.

     We have financed operations from entering the development phase in July 1992 (through December 31, 2000) primarily through the private placement of our stock and, to a lesser extent, through borrowings from notes payable. For the year ended December 31, l998, our cash requirements were satisfied primarily from the cash reserves in its operating accounts, a private placement of $225,000 shares of our Series A convertible preferred stock to one purchaser and $390,000 of total borrowings from private lenders evidenced by 10% Senior Convertible Notes. At March 31, 2000, the approximately $143,355 outstanding principal balance, plus accrued interest thereon, of the 10% Senior Convertible Notes was converted by their holders into our Common Stock. Additionally, in February 1999, the Company completed a $600,000 Convertible Debenture private placement to one accredited investor, which resulted in net proceeds to the Company of $522,000 after payment of placement fees and expenses. At March 31, 2000, the entire $600,000, plus accrued interest thereon, of the Convertible Debenture was converted into our Common Stock. The $390,000 of 10% Senior Convertible Notes and the $600,000 Convertible Debentures all were sold as non-public offerings and all of the purchasers represented that they were "Accredited Investors" as defined under SEC Regulation D. Additionally, the Company had approximately $700,000 (fair market value) of remaining prepaid media credits. The prepaid Media Credits were obtained by the Company on September 20, 1996, when it entered into the Media Purchase Agreement with PML, which received 1,136,364 shares in consideration for $1,500,000 in prepaid Media Credits to be used at our direction. PML also received 127,262 Class D Warrants entitling it to acquire Common Stock for the price of $1.32 per share for a period ending July 31, 2001. In the Media Purchase Agreement the purchaser of the shares represented that it was an "Accredited Investor" as that term is defined under Regulation D promulgated by the Commission pursuant to the Securities Act.

     We do not currently possess a bank source of financing. Our negative working capital (current assets less current liabilities) at December 31, 2000 was $138,680. Our management believes that unless we are able to sell the approximately $700,000 (fair market value)], net of amounts allocated to warrants, of Media Credits, obtain additional capital financing or license or sell our products or technology, none of which can be assured, we cannot be certain that our current capital will be adequate to continue as a going concern. Our ability to continue in business as a going concern depends upon our ability to generate revenues and royalties from the sale or licensing of our technology, to sell the Media, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain additional funds through the placement of our securities.

     We believe that we will be able to meet our de minimis operating expenses for the next 3 months. Our future capital requirements, however, will depend largely on our ability to sell our technology or establish new licensing and marketing agreements. There can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY

     We have incurred net losses in each year since inception and for each of the years ended December 31, 2000, December 31, 1999 and December 31, 1998. As of December 31, 2000, we had an accumulated deficit of $12,259,093. These losses have resulted primarily from expenses associated with our research and development activities and general administrative expenses. Since inception we have funded our business primarily from the sale of our stock and by borrowing funds. As a result, we may experience further losses and negative cash flows. The amount of future expenses, corresponding further potential net losses and time required by us to reach profitability, if ever, are uncertain. We cannot assure you that our operations will generate significant revenue or will ever be profitable.

OUR FUTURE FUNDING IS UNCERTAIN.

     Our operations to date have consumed substantial amounts of cash. At December 31, 2000, our current liabilities consisting primarily of accounts payable and accrued expenses were $145,368. At December 31, 2000 we had a negative working capital position of $138,680. Therefore, we need to raise substantial additional funds through the licensing or sale of our technologies or through additional equity or debt financings. We cannot assure you that any such additional funding will be available to us. In the event we have insufficient working capital, and are unable to locate additional capital on acceptable terms, we may be required to curtail operations substantially or entirely, including our research and development activities. Such lack of funds could seriously harm our business, financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

WE WILL BE SUBSTANTIALLY DEPENDENT ON THIRD PARTY LICENSEES OR TECHNOLOGY PURCHASERS

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

LIMITED MARKET FOR THE COMMON STOCK

     There has only been a limited public market for our Common Stock on the OTC Bulletin Board. We cannot assure you that an active public market for the Common Stock will develop or continue at any time in the future. At December 31, 2000, we had 13,438,174 shares outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144, subject to the limitations on sales by "affiliates" under Rule 144. As long as there is a limited public market for our Common Stock, if our stockholders sell or attempt to sell a significant number of shares in the public market at any one time, it could be difficult to make the sale at then current market prices, and the market price of our Common Stock could fall materially.

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

WE CAN POTENTIALLY ISSUE ADDITIONAL SHARES WITHOUT SHAREHOLDER APPROVAL.

     We are currently authorized to issue up to a total of 15,000,000 shares of Common Stock, $.0001 par value, and 1,000,000 shares of preferred stock, $.0001 par value per share (the "Preferred Stock"). At December 31, 2000, there were 13,438,174 shares of Common Stock outstanding and 0 shares of Series A convertible preferred stock outstanding.

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

THERE ARE A SUBSTANTIAL NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE THAT MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     Sales of substantial amounts of our Common Stock in the public market by shareholders could adversely affect the market price of the Common Stock and adversely affect our ability to raise capital at a time and on terms favorable to us. Although there are approximately thirteen securities broker-dealers that are making a market in our common stock as of the date hereof, our shares are thinly traded on a limited basis. Consequently, if substantial amounts of Common Stock are sold into the public market by shareholders, the prevailing market price will likely drop. As of December 31, 2000, we had 13,438,174 shares of Common Stock outstanding. Substantially all of these shares are freely tradable without restriction or are eligible for resale under Rule 144 under the Securities Act, except for any shares held by an "affiliate" of the company (as defined in the Securities Act and the rules and regulations thereunder which will be subject to the limitations of Rule 144.

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

OUR STOCK IS A LOW PRICED SECURITIES WHICH IMPOSES CERTAIN REQUIREMENTS ON BROKER-DEALERS EFFECTING A TRADE IN OUR SHARES.

     If the price per share of our common stock is below $5.00, then unless we satisfy certain net asset tests, our securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on our most recent financial statement for the year ended December 31, 2000, our Common Stock is subject to the "penny stock" rules. Consequently, owners of our common stock may find it more difficult to sell their shares.

WE DO NOT INTEND TO PAY DIVIDENDS AND YOU MAY NOT EXPERIENCE A RETURN ON INVESTMENT WITHOUT SELLING SHARES.

     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Therefore, you may not experience a return on your investment in our Common Stock without selling your shares since we currently intend to retain future earnings, if any, to fund the development, operations and growth of our business.

THE EXERCISE OF OUR OUTSTANDING WARRANTS COULD HAVE A DILUTIVE EFFECT

     As of December 31, 2000, there were outstanding options and warrants to purchase approximately 2,339,645 shares of our common stock. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be negatively affected since the holders of outstanding warrants and options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such warrants or options.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS.

     You should not rely on forward-looking statements in this annual report, or in any other documents filed by us with the Commission, or in any oral statements of our officers, directors and authorized representatives or in press releases made by us. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "hopes", "plans", "expects", "future", "intends", "estimates" "projects" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described by us above and elsewhere in this report.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ending December 31, 2000, and 1999 are included herein and consist of:

     Independent Auditor's Report                                      F-1
     Consolidated Balance Sheet                                        F-2
     Consolidated Statements of Operations                       F-3 - F-4
     Consolidated Statements of Stockholders'
       Equity (Deficit)                                          F-5 - F-9
     Consolidated Statements of Cash Flows                     F-10  - F-12
     Notes to Consolidated Financial Statements                F-13  - F-24

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

     (a) The current directors of the Company are set forth in the following table:

                                   YEAR FIRST
                                   ELECTED AS               OFFICE WITH
NAME                     AGE        DIRECTOR                  COMPANY
----                     ---        --------                  -------
Timothy J. Keating       37           1999            Chairman & Chief Executive
                                                        Officer
Gary J. Graham           51           1997            Director & Secretary


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

     (b) The current executive officers of the Company are set forth in the following table:

                                   YEAR FIRST
                                   ELECTED AS               OFFICE WITH
NAME                     AGE        DIRECTOR                  COMPANY
----                     ---        --------                  -------
Timothy J. Keating       37           1999            Chief Executive Officer
Gary J. Graham           51           1997            Secretary

     There are no other employment contracts with the executive officers.

     (c) There are no other significant employees of the Company:

     (d) Family Relationships

     There are no family relationships.

     (e) Business Experience

     TIMOTHY J. KEATING (age 37)

     Mr. Keating became a Director of the Company in March 1999, when he was elected to fill a vacancy on the Board of Directors. He became Chief Executive Officer in August 1999. Mr. Keating operates his own investment firm, Keating Investments, LLC, based in San Francisco, California. Prior to that time, Mr. Keating founded and ran the European Equity Derivative Products Department for Nomura International plc, in London, England. Prior thereto he was a proprietary arbitrage trader and head of European equity Trading Department at Bear Stearns International Limited, London. Mr. Keating is a graduate of Harvard College.

     GARY J. GRAHAM (age 51)

     Mr. Graham became a Director of the Company in October 1997 and became Secretary in September 1999. He is the president of First Capital Financial Services Corporation, which is an investment advisor to the Company, Proxhill Marketing, Ltd., and First Capital Investments, Inc., a registered broker-dealer and member of the National Association of Securities Dealers, Inc. In 1996, First Capital Investments, Inc., served as a placement agent for the Company in connection with its private placement of $1.5 million of common stock and its purchase of $1.5 million of Prepaid Media Credits from Proxhill Marketing, Ltd.

Mr. Graham also serves as a member of the Board of Directors of Proxhill Marketing, Ltd., First Capital Financial Services Corporation and First Capital Investments, Inc. He received a Bachelor of Science in Business Administration from Meyers College.

     Directors do not receive any compensation for services as directors. During 2000, the Company's Board of Directors performed the functions of a compensation committee of the Board in reviewing the compensation paid to employees, and of an audit committee in reviewing financial statements, management and internal audits. IMSCO does not have a separate Nominating or Compensation Committee.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation of the chief executive officer and other executive officers for services in all capacities for the fiscal years ended December 31, 2000, 1999 and 1998, whose total annual salary and bonus exceeded $100,000 in any of those fiscal years.


SUMMARY COMPENSATION TABLE

                                                                    Additional
Name of Individual      Capacity                Year       Salary   Compensation
------------------      --------                ----       ------   ------------

Timothy J. Keating      Chief Executive         2000       $0       $0 (1,2)
                        Officer                 1999       $0       $0

Alexander Hoffmann      Former Chief            2000        N/A      N/A
                        Executive Officer       1999       $0       $0

Sol L. Berg             Former President        2000        N/A      N/A
                                                1999       $0       $0

     1) On October 13, 2000, Mr. Keating was granted 800,000 shares of Imsco stock. At the time of the grant, the stock had a fair market value of $75,000 in total.

     2) Mr. Keating became an executive officer of the Company in August 1999. On October 1, 1999, Mr. Keating was granted 700,000 5-year stock options with an exercise price of $0.17 per share. The stock options expire on September 30, 2004. At the date of grant, the stock had a fair market value of $0.17 per share based on the prior 90-day average closing bid price.

     There are no arrangements known to the Company that may at a subsequent date result in a change in control of the Company.

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

     (a) As of the December 31, 2000, one person owned of record or was known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 2000, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group:

Name and Address of               Amount and Nature of
Beneficial Owner                  Beneficial Ownership          Percent of Class
-------------------               --------------------          ----------------
AMRO International, SA(1)               2,520,000                     18.8%
c/o Ultra Finance
Grossmunesterplatz
Zurich CH 8022
Switzerland

Timothy J. Keating(2)                   1,125,000                      8.4%
8450 E. Crescent Pkwy., #100
Greenwood Village, CO  80111

Limpos, S.A.                            1,000,000                      7.4%

Gary J. Graham (2)                        399,635                      2.5%
8450 E. Crescent Pkwy., #100
Greenwood Village, CO  80111

Proxhill Marketing, Inc. (3)              399,635                      2.5%
8450 E. Crescent Pkwy., #100
Greenwood Village, CO  80111

All Officers and Directors              1,524,635                     11.3%
as a group (2 persons)
--------------------
     1) AMRO is beneficially owned and controlled by Mark Perkins, an individual residing in Monte Carlo, Monaco.

     2)   Denotes a director of the Company.

     3) Does not include 127,272 Shares issuable to Proxhill Marketing, Ltd., upon exercise of the Class D Warrants for the exercise price of $1.32 per Share or the 225,000 shares issuable upon conversion of the Series A convertible preferred stock. All of Proxhill Marketing, Ltd.'s common stock is owned by Julie A. Graham, the wife of Gary J. Graham, a Director and Secretary of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION There are no arrangements known to the Company that may, at a subsequent date, result in a further change in control of the Company.

     (a) Except as described below, since January 1, l999, there have been no transactions with any officer, director or five percent (5%) or more shareholders of the Company in which the amount involved exceeded $60,000.

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

     On October 1, 1999, Timothy J. Keating, the Company's current Chairman and Chief Executive Officer was granted 700,000 5-year stock options with an exercise price of $.17 per share, which was based on the prior 90-day average closing bid price of the Company's common stock.

     a) On October 13, 2000, Mr. Keating was granted 800,000 shares of Imsco stock. At the date of the grant, the stock had a fair market value of $75,000 in total.

     b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, l999.

     c) At December 31, 2000, no officers or directors were indebted to the Company.

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

     10.5.    -- Consulting Agreement between the Company and Edmund Abramson dated August 13, 1996.(3)

     10.6.    -- Consulting Agreement between the Company and WRA Consulting,
                 Inc., dated August 13, 1996.(3)

     10.7     -- Agreement between the Company and Universal Sales dated as of
                 September 1, 1996.(3)

     10.8     -- Employment Agreement dated as of October 1, 1997 between
                 Alexander T. Hoffmann and the Company.(4)

     10.9(5)  -- Form of 8% Convertible Debenture issued to Amro International,
                 Ltd.

     10.10(5) -- Note and Warrant Purchase Agreement dated February 9, 1999 between the Company and AMRO International, Ltd.

     10.11(6) -- Registration Rights Agreement dated February 9, 1999 between the Company and AMRO International, Ltd.

     10.12(6) -- Warrant dated February 9, 1999 issued by the Company to AMRO
                International, Ltd.

     10.13(6) -- Agreement between the Company and Sands Brothers & Co., Ltd.
                 dated July 31, 1998

     (b) Reports on Form 8-K.

     The Company filed three reports on Form 8-K for the year ending December 31, 1998.

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

(5) Filed as Exhibits to the Company's Form 8-K dated February 19, 1999, File Number 0-25420, and incorporated by reference herein.

(6)  Filed herewith.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of IMSCO Technologies, Inc.
   New York, New York



                  We have audited the accompanying consolidated balance sheet of IMSCO Technologies, Inc. and Subsidiaries [a development stage company] as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMSCO Technologies, Inc. and Subsidiaries [a development stage company] as of December 31, 2000, the results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses since its inception primarily resulting from no revenues, has accumulated deficits at December 31, 2000 of $12,259,093 and has utilized $25,262 in cash for operations for the year ended December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  The statement of stockholders' deficit prior to January 1, 1997 and the cumulative amounts from inception to that date were not audited by us and, accordingly, we do not express an opinion on them. Those statements were audited by other auditors.

                              MOORE STEPHENS, P.C.
                              Certified Public Accountants.

Cranford, New Jersey
January 16, 2001

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
--------------------------------------------------------------------------------



CURRENT ASSETS:

   Cash                                                       $         6,688
                                                              ---------------

   TOTAL ASSETS                                               $         6,688
                                                              ===============

LIABILITIES AND STOCKHOLDERS' [DEFICIT]:

CURRENT LIABILITIES:

   Accounts Payable                                           $        97,602
   Accrued Expenses                                                    23,000
   Due to Related Party                                                 3,000
   Accounts Payable to be Assumed                                      21,766
                                                              ---------------

   TOTAL CURRENT LIABILITIES                                          145,368
                                                              ---------------

COMMITMENTS AND CONTINGENCIES                                              --
                                                              ---------------

STOCKHOLDERS' [DEFICIT]:

   Series A Preferred Stock - Authorized 1,000,0000 Shares

     at $.0001 Par Value; None Issued and Outstanding                      --

   Common Stock - Authorized 15,000,000 Shares at
   $.0001 Par Value; 13,438,174 Shares Issued and Outstanding           1,344

   Additional Paid-in Capital - Common Stock                       12,813,509

   Less:  Prepaid Advertising Credits                                (694,440)

   Deficit Accumulated During Development Stage                   (11,638,185)

   Accumulated Deficit - Discontinued Operations                     (620,908)
                                                              ---------------

   TOTAL STOCKHOLDERS' [DEFICIT]                                     (138,680)
                                                              ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]              $         6,688
                                                              ===============



See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                    CUMULATIVE
                                                                      AMOUNTS
                                                                       FROM
                                                                   JULY 9, 1992
                                                                  [INCEPTION OF
                                                                   THE CURRENT
                                                                   DEVELOPMENT
                                                  YEARS ENDED        STAGE] TO
                                                  DECEMBER 31,      DECEMBER 31,
                                             2 0 0 0      1 9 9 9     2 0 0 0

GENERAL, ADMINISTRATIVE AND
DEVELOPMENT EXPENSE:

   Research and Development Expense         $      --   $   8,911     $ 301,925
   Salaries and Wages                              --     117,691       933,005
   Officer Salaries                                --      30,807     1,102,500
   Payroll Taxes                                   --      13,931       154,803
   Outside Labor                                   --          --       191,136
   Write-down of Prepaid Advertising Costs    684,056          --       684,056
   Professional and Consulting Fees           137,506     332,640     1,378,166
   Professional and Consulting Fees
       - Non-Cash                              85,250     112,570     2,272,789
   Rent                                            --       9,269       165,288
   Rent - Related Party                         3,000       1,750         8,500
   Insurance                                       --      27,636       190,879
   Travel and Business Meeting                     --      11,321       189,250
   Auto Expense                                    --       5,448        66,217
   Telephone and Utilities                         --       6,014        67,416
   Office Expense                                  --      12,321       143,164
   Equipment Rental                                --       2,781        36,080
   Corporate Fees                                  --          --        69,981
   Advertising                                     --      12,000       330,703
   Depreciation and Amortization                   --      29,993        53,920
   Litigation Settlement                           --     106,250     1,644,642
   Franchise Tax                                1,957          --         3,944
                                          -----------  ----------   -----------

   GENERAL, ADMINISTRATIVE
   AND DEVELOPMENT
     EXPENSE                                  911,769     841,333     9,988,364
                                          -----------  ----------   -----------

OTHER INCOME [EXPENSE]:

   Dividend and Interest Income                    --          --        11,633
   Interest Expense                        (1,145,824)   (538,902)   (2,218,504)
   Loss on Sale of Fixed Assets                    --          --       (44,072)
                                          -----------  ----------   -----------

   OTHER [EXPENSE] - NET                   (1,145,824)   (538,902)   (2,250,943)
                                          -----------  ----------    ----------

   [LOSS] BEFORE INCOME TAXES              (2,057,593) (1,380,235)  (12,239,307)

BENEFIT FROM INCOME TAX                       204,400          --       204,400
                                          -----------  ----------   -----------

   [LOSS] BEFORE EXTRAORDINARY GAIN        (1,853,193) (1,380,235)  (12,034,907)

EXTRAORDINARY GAIN - NET OF INCOME

   TAXES OF $204,400                          396,722          --       396,722
                                          -----------  ----------    -----------

   NET [LOSS]                             $(1,456,471)$(1,380,235) $(11,638,185)
                                          ===========  ==========   ===========

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                  CUMULATIVE
                                                                    AMOUNTS

                                                                     FROM
                                                                 JULY 9, 1992

                                                                [INCEPTION OF
                                                                  THE CURRENT
                                                                  DEVELOPMENT

                                            YEARS ENDED            STAGE] TO
                                           DECEMBER 31,          DECEMBER 31,

                                     2 0 0 0         1 9 9 9        2 0 0 0
                                     -------         -------        -------
BASIC AND DILUTED [LOSS]
PER SHARE OF COMMON STOCK:


   [Loss] Before Extraordinary Gain     $  (.15)      $  (.17)
   Extraordinary Gain                       .03            --
                                   ------------  ------------

   NET [LOSS]                           $  (.12)      $  (.17)
                                   ============  ============

BASIC WEIGHTED AVERAGE SHARES OF

   COMMON STOCK OUTSTANDING          11,869,967     7,969,986
                                   ============  ============



See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------


                                 SERIES A CONVERTIBLE                    PAID-IN
                                   PREFERRED STOCK     COMMON STOCK      CAPITAL
                                   NUMBER OF         NUMBER OF         PREFERRED
                                    SHARES   AMOUNT    SHARES   AMOUNT     STOCK

   BALANCE AT DECEMBER 31, 1995       --   $   --  2,995,425     $ 299   $    --

Private Placement                     --       --     10,000         1        --
Issuance of Shares for Acquisition    --       --         --        --        --
Issuance of Shares                    --       --     47,000         5        --
Issuance of Shares for Consulting
   Services                           --       --    284,000        28        --
Issuance of Shares in Payment of
   Loan                               --       --    227,000        23        --
Issuance of Shares for Advertising
   Credits                            --       --  1,136,000       114        --
Issuance of Shares for Settlement
   of Debt                            --       --    775,000        77        --
Issuance of Shares for Acquisition    --       --    468,000        47        --
Private Placement                     --       --    150,000        15        --
Net [Loss]                            --       --         --        --        --
                                      --   ------  --------- ---------   -------

   BALANCE - DECEMBER 31, 1996        --    $  --  6,092,425       609        --

Warrants Issued for Cost of
   Advertising Credits -
   Restatement                        --       --         --        --        --
                                   -----   ------   --------   -------   -------

   ADJUSTED BALANCE - DECEMBER 31,
     1996 - FORWARD                $   --      --  6,092,425   $   609   $    --



                                                   ACCUMULATED    ACCUMULATED                        TOTAL
                                                     DURING         DEFICIT          PREPAID      STOCKHOLDERS'
                                        PAID-IN    DEVELOPMENT    DISCONTINUED     ADVERTISING      EQUITY
                                        CAPITAL       STAGE        OPERATIONS        CREDITS       [DEFICIT]
   BALANCE AT DECEMBER 31, 1995     $ 1,796,700   $(1,226,454)   $ (620,908)         $  --    $   (50,363)

Private Placement                        19,999            --            --             --         20,000
Issuance of Shares for Acquisition       10,000            --            --             --         10,000
Issuance of Shares                           (5)           --            --             --             --
Issuance of Shares for Consulting
   Services                             213,534            --            --             --        213,562
Issuance of Shares in Payment of
   Loan                                 299,977            --            --             --        300,000
Issuance of Shares for Advertising
   Credits                            1,499,886            --            --     (1,500,000)            --
Issuance of Shares for Settlement
   of Debt                              943,543            --            --             --        943,620
Issuance of Shares for Acquisition          (47)           --            --             --             --
Private Placement                       299,985            --            --             --        300,000
Net [Loss]                                   --    (1,062,758)           --             --     (1,062,758)
                                    -----------    ----------   -----------    -----------    -----------

   BALANCE - DECEMBER 31, 1996        5,083,572    (2,289,212)     (620,908)    (1,500,000)       674,061

Warrants Issued for Cost of
   Advertising Credits -
   Restatement                          108,170            --            --       (108,170)            --
                                    -----------    ----------   -----------    -----------    -----------

   ADJUSTED BALANCE - DECEMBER 31,
     1996 - FORWARD                 $ 5,191,742   $(2,289,212)   $(620,908) $   (1,608,170) $     674,061


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------


                                      SERIES A CONVERTIBLE              PAID-IN
                                      PREFERRED STOCK    COMMON STOCK   CAPITAL
                                    NUMBER OF            NUMBER OF     PREFERRED
                                     SHARES     AMOUNT   SHARES  AMOUNT  STOCK

   ADJUSTED BALANCE - DECEMBER 31,

     1996 - FORWARDED                       --   $--  6,092,425  $  609   $ --

Issuance of Shares for Consulting

   Services                                 --    --    100,000      10     --
Issuance of Shares for Consulting
   Services                                 --    --     75,000       8     --
Private Placement                           --    --     23,000       2     --
Issuance of Shares for Professional
   Services                                 --    --     18,500       2     --
Private Placement                           --    --     15,000       2     --
Issuance of Shares for Consulting
   Services                                 --    --    130,000      13     --
Private Placement                           --    --     62,611       6     --
Advertising Credits Used                    --    --         --      --     --
Net [Loss]                                  --    --         --      --     --
                                    ----------  ---------------  ------   ----

   BALANCE - DECEMBER 31, 1997 -
     FORWARD                                --   $--  6,516,536  $  652   $ --

                                        DEFICIT
                                      ACCUMULATED    ACCUMULATED                        TOTAL
                                        DURING         DEFICIT        PREPAID      STOCKHOLDERS'
                                      DEVELOPMENT    DISCONTINUED     ADVERTISING      EQUITY
                                         STAGE        OPERATIONS        CREDITS       [DEFICIT]

   ADJUSTED BALANCE - DECEMBER 31,


     1996 - FORWARDED              $   (2,289,212)  $   (620,908) $   (1,608,170) $       674,061

Issuance of Shares for Consulting

   Services                                    --             --              --          275,000
Issuance of Shares for Consulting
   Services                                    --             --              --          196,875
Private Placement                              --             --              --           34,500
Issuance of Shares for Professional
   Services                                    --             --              --           27,749
Private Placement                              --             --              --           33,750
Issuance of Shares for Consulting
   Services                                    --             --              --          235,625
Private Placement                              --             --              --          123,000
Advertising Credits Used                       --             --         213,732          213,732
Net [Loss]                             (3,631,105)            --              --       (3,631,105)
                                   --------------   ------------  --------------  ---------------

   BALANCE - DECEMBER 31, 1997 -
     FORWARD                       $   (5,920,317)  $   (620,908) $   (1,394,438) $    (1,816,813)

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                   SERIES A CONVERTIBLE                  PAID-IN
                                      REFERRED STOCK      COMMON STOCK   CAPITAL
                                    NUMBER OF          NUMBER OF       PREFERRED
                                     SHARES   AMOUNT   SHARES  AMOUNT      STOCK
   BALANCE AT DECEMBER 31,

     1997 - FORWARDED                   --  $  --    6,516,536  $652   $      --

Exercise of Stock Warrants              --     --       66,000     7          --
Issuance of Shares in Settlement of
   Litigation                           --     --      399,081    39          --
Issuance of Shares for Services         --     --      612,911    62          --
Issuance of Stock Warrants for
   600,000 Shares of Common

   Stock for Consulting Services        --     --           --    --          --
Granting of Stock Options for
   266,750 Shares of Common Stock

   to Employees                         --     --           --    --          --
Private Placement of Common
   Stock                                --     --       70,000     7          --
Exercise of Stock Options               --     --       16,750     2          --
Issuance of Stock Warrants for
   390,000 Shares of Common

   Stock for Notes Payable              --     --           --    --          --
Private Placement of Series A
   Convertible Preferred Stock      45,000      5           --    --     224,995
270 Shares Issuable Pursuant to
   Financing Penalty                    --     --           --    --          --
Advertising Credits Used                --     --           --    --          --
Net [Loss]                              --     --           --    --          --
                                    ------  -----  -----------  ----   ---------

   BALANCE - DECEMBER 31, 1998 -
     FORWARD                        45,000  $   5   7,681,278  $ 769   $ 224,995




                                                       DEFICIT
                                                      ACCUMULATED  ACCUMULATED                     TOTAL
                                                        DURING       DEFICIT      PREPAID      STOCKHOLDERS'
                                          PAID-IN    DEVELOPMENT  DISCONTINUED   ADVERTISING      EQUITY
                                          CAPITAL       STAGE      OPERATIONS      CREDITS       [DEFICIT]
   BALANCE AT DECEMBER 31,
     1997 - FORWARDED                $  6,118,198  $(5,920,317)  $  (620,908)   (1,394,438)     $(1,816,813)

Exercise of Stock Warrants                 59,393           --          --              --           59,400
Issuance of Shares in Settlement of
   Litigation                           1,538,353           --          --              --        1,538,392
Issuance of Shares for Services           903,838           --          --              --          903,900
Issuance of Stock Warrants for
   600,000 Shares of Common

   Stock for Consulting Services          656,284           --          --              --          656,284
Granting of Stock Options for
   266,750 Shares of Common Stock

   to Employees                           133,375           --          --              --          133,375
Private Placement of Common
   Stock                                   69,993           --          --              --           70,000
Exercise of Stock Options                  24,998           --          --              --           25,000
Issuance of Stock Warrants for
   390,000 Shares of Common

   Stock for Notes Payable                299,085           --          --              --          299,085
Private Placement of Series A
   Convertible Preferred Stock                 --           --          --              --          225,000
270 Shares Issuable Pursuant to
   Financing Penalty                          253           --          --              --              253
Advertising Credits Used                       --           --          --          15,942           15,942
Net [Loss]                                     --   (2,881,162)         --              --       (2,881,162)
                                     ------------  -----------   ---------  --------------  ---------------

   BALANCE - DECEMBER 31, 1998 -
     FORWARD                         $ 9,803,770 $ (8,801,479)  $(620,908) $   (1,378,496) $      (771,344)


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                                        SERIES A CONVERTIBLE            PAID-IN
                                        PREFERRED STOCK  COMMON STOCK   CAPITAL
                                      NUMBER OF            NUMBER OF   PREFERRED
                                     SHARES AMOUNT     SHARES AMOUNT     STOCK

   BALANCE - DECEMBER 31, 1998 -

     FORWARDED                        45,000  $ 5   7,681,278   $769  $224,995

Issuance of Warrants -
   Consultant                             --   --          --     --        --
Issuance of Shares for Cancelled
   Liabilities                            --   --      80,000      8        --
Issuance of Shares for Cancelled
   Liabilities                            --   --      25,230      2        --
Issuance of Warrant - Loan Extension      --   --          --     --        --
Issuance of Warrants for Notes
   Payable                                --   --          --     --        --
Issuance of Director Warrants             --   --          --     --        --
Issuance of Shares for Services           --   --      20,000      2        --
Issuance of Shares upon Conversion
   of Notes                               --   --     416,666     42        --
Issuance of Shares for Services           --   --      15,000      1        --
Issuance of Shares for Litigation
   Settlement                             --   --     550,000     55        --
Issuance of Shares Upon Conversion
   of Shareholder Note                    --   --     140,000     14        --
27,000 Shares Issuable Pursuant to
   Financing Penalty                      --   --          --     --        --
Rights to Receive Additional
   Shares Under Beneficial

   Conversion Feature                     --   --          --     --        --
Net [Loss]                                --   --          --     --        --
                                    --------  ---  ----------   ----  --------

   BALANCE - DECEMBER 31,

     1999 - FORWARD                   45,000  $ 5   8,928,174   $893  $224,995


                                                      DEFICIT
                                                    ACCUMULATED   ACCUMULATED                     TOTAL
                                                       DURING       DEFICIT       PREPAID     STOCKHOLDERS'
                                         PAID-IN    DEVELOPMENT  DISCONTINUED  ADVERTISING       EQUITY
                                         CAPITAL        STAGE      OPERATIONS     CREDITS       [DEFICIT]

   BALANCE - DECEMBER 31, 1998 -
     FORWARDED                       $ 9,803,770  $ (8,801,479)  $(620,908) $ (1,378,496)  $  (771,344)

Issuance of Warrants -
   Consultant                             52,000            --          --              --       52,000
Issuance of Shares for Cancelled
   Liabilities                            74,992            --          --              --       75,000
Issuance of Shares for Cancelled
   Liabilities                            22,959            --          --              --       22,961
Issuance of Warrant - Loan Extension      21,000            --          --              --       21,000
Issuance of Warrants for Notes
   Payable                                55,000            --          --              --       55,000
Issuance of Director Warrants             56,000            --          --              --       56,000
Issuance of Shares for Services            3,398            --          --              --        3,400
Issuance of Shares upon Conversion
   of Notes                               49,958            --          --              --       50,000
Issuance of Shares for Services            1,169            --          --              --        1,170
Issuance of Shares for Litigation
   Settlement                            106,195            --          --              --      106,250
Issuance of Shares Upon Conversion
   of Shareholder Note                    17,486            --          --              --       17,500
27,000 Shares Issuable Pursuant to
   Financing Penalty                      16,776            --          --              --       16,776
Rights to Receive Additional
   Shares Under Beneficial
   Conversion Feature                    200,000            --          --              --      200,000
Net [Loss]                                    --    (1,380,235)         --              --   (1,380,235)
                                     -----------  ------------   ---------  --------------  -----------

   BALANCE - DECEMBER 31,

     1999 - FORWARD                  $10,480,703  $(10,181,714)  $(620,908) $   (1,378,496) $(1,474,522)


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------

                               SERIES A CONVERTIBLE                    PAID-IN
                                  PREFERRED STOCK  COMMON STOCK        CAPITAL '
                                   NUMBER OF      NUMBER OF           PREFERRED
                                  SHARES  AMOUNT   SHARES    AMOUNT     STOCK

   BALANCE - DECEMBER 31, 1999 -
     FORWARDED                     45,000  $  5   8,928,174  $  893  $ 224,995

Issuance of Shares Upon

   Conversion of Notes                 --    --   2,520,000     252         --
Issuance of Shares Upon
   Conversion of Notes                 --    --     104,635      10         --
Issuance of Shares Upon
   Conversion of Notes                 --    --     495,365      50         --
Issuance of Shares for Services        --    --      25,000       2         --
Exercise of Stock Options              --    --     100,000      10         --
Exercise of Warrants                   --    --      20,000       2         --
Conversion of Preferred Stock     (45,000)   (5)    225,000      23   (224,995)
Exercise of Stock Options              --    --     200,000      20         --
Issuance of Shares for Services        --    --      10,000       1         --
Issuance of Shares for Services        --    --     800,000      80         --
Write-Down of Prepaid
   Advertising Credits                 --    --          --      --         --
Issuance of Shares for Services        --    --      10,000       1         --
Net [Loss]                             --    --          --      --         --
                                 --------  ----  ----------  ------  ---------

BALANCE - DECEMBER 31, 2000            --  $ --  13,438,174  $1,344  $      --
                                 ========  ====  ==========  ======  =========


                                                  DEFICIT
                                                ACCUMULATED    ACCUMULATED                  TOTAL
                                                   DURING        DEFICIT       PREPAID   STOCKHOLDERS'
                                    PAID-IN     DEVELOPMENT    DISCONTINUED  ADVERTISING    EQUITY
                                    CAPITAL        STAGE        OPERATIONS     CREDITS     [DEFICIT]

   BALANCE - DECEMBER 31, 1999 -
     FORWARDED                    $10,480,703  $(10,181,714)  $ (620,908) $(1,378,496) $ (1,474,522)

Issuance of Shares Upon

   Conversion of Notes              1,433,968            --           --           --     1,434,220
Issuance of Shares Upon
   Conversion of Notes                 84,745            --           --           --        84,755
Issuance of Shares Upon
   Conversion of Notes                450,732            --           --           --       450,782
Issuance of Shares for Services         4,998            --           --           --         5,000
Exercise of Stock Options              16,990            --           --           --        17,000
Exercise of Warrants                   16,248            --           --           --        16,250
Conversion of Preferred Stock         224,977            --           --           --            --
Exercise of Stock Options              19,980            --           --           --        20,000
Issuance of Shares for Services         3,749            --           --           --         3,750
Issuance of Shares for Services        74,920            --           --           --        75,000
Write-Down of Prepaid
   Advertising Credits                     --            --           --      684,056       684,056
Issuance of Shares for Services         1,499            --           --           --         1,500
Net [Loss]                                 --    (1,456,471)          --           --    (1,456,471)
                                  -----------  ------------   ----------  -----------  ------------

BALANCE - DECEMBER 31, 2000       $12,813,509  $(11,638,185)  $ (620,908) $  (694,440) $   (138,680)
                                  ===========  ============   ==========  ===========  ============

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                     CUMULATIVE
                                                                                       AMOUNTS
                                                                                        FROM
                                                                                     JULY 9, 1992
                                                                                     [INCEPTION OF
                                                                                     THE CURRENT
                                                                                     DEVELOPMENT
                                                               YEARS ENDED           STAGE] TO
                                                               DECEMBER 31,          DECEMBER 31,
                                                          2 0 0 0         1 9 9 9      2 0 0 0
OPERATING ACTIVITIES:                                ------------    ------------    -------------
Net [Loss]                                           $ (1,853,193)   $ (1,380,235)   $(12,034,907)
                                                     ------------    ------------    ------------
Adjustments to Reconcile Net [Loss] to Net Cash
  [Used for] Operating Activities:
  Extraordinary Gain - Sale of Technology                 396,722              --         396,722
  [Increase] in Due from Officers                              --              --            (120)
  Depreciation                                                 --          29,993          56,532
  Contract Services Paid with Common Stock                 85,250         102,531       2,258,696
  Interest Paid with Common Stock                          11,584          16,776         328,613
  Interest Expense - Deferred Finance Costs                    --          82,577         299,085
  Grant of Stock Options and Warrants for
    Past Services                                              --         108,000         897,659
  Amortization of Prepaid Advertising Credits                  --              --         229,674
  Loss on Disposal of Property and Equipment                   --              --          44,072
  Amortization - Discount Note Payable                      3,056          16,806          19,862
  Interest Expense - Beneficial Conversion Feature      1,101,714         200,000       1,301,714
  Interest Expense - Warrant Discount                      29,470          21,000          50,470
  Stock Issued to Settle Litigation                            --          56,250          56,250
  Note Issued to Settle Litigation                             --          50,000          50,000
  Write-down of Prepaid Advertising Credits               684,056              --         684,056

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Other Current Assets                                       --           1,000          20,200
    Security Deposits                                          --           3,499           4,675
    Accounts Receivable                                        --              --           2,998

  Increase [Decrease] in:
    Accounts Payable                                       14,706         (79,086)         33,151
    Accrued Expenses                                        7,958          (6,430)      1,564,392
    Accrued Salaries                                           --        (153,190)             --
    Accrued Payroll Taxes                                      --         (48,006)             --
    Accrued Marketing Fees                                     --         (53,000)             --
    Accrued Legal Fees                                         --         (50,955)             --
    Accounts Payable Subject to Transfer                 (506,585)        528,351          21,766
    Accrued Interest Expense                                   --         130,022         130,022
                                                     ------------    ------------    ------------

  Total Adjustments                                     1,827,931         956,138       8,450,489
                                                     ------------    ------------    ------------

NET CASH - OPERATING ACTIVITIES - FORWARD            $    (25,262)   $   (424,097)   $ (3,584,418)

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      CUMULATIVE
                                                                                        AMOUNTS
                                                                                         FROM
                                                                                      JULY 9, 1992
                                                                                      [INCEPTION OF
                                                                                      THE CURRENT
                                                                                      DEVELOPMENT
                                                               YEARS ENDED            STAGE] TO
                                                               DECEMBER 31,           DECEMBER 31,
                                                          2 0 0 0        1 9 9 9       2 0 0 0

   NET CASH - OPERATING ACTIVITIES - FORWARDED        $    (25,262)  $    (424,097)  $ (3,584,418)
                                                      ------------   -------------   ------------

INVESTING ACTIVITIES:

   Purchase of Fixed Assets                                     --              --       (118,212)
   Prepaid Research Testing                                     --              --         (7,734)
   Proceeds from Sale of Fixed Assets                           --              --         21,000
                                                      ------------   -------------   ------------

   NET CASH - INVESTING ACTIVITIES                              --              --       (104,946)
                                                      ------------   -------------   ------------

FINANCING ACTIVITIES:

   Convertible Notes Payable                                    --         545,000        545,000
   Proceeds from Exercise of Options and Warrants           42,000              --         42,000
   Proceeds from Notes Payable                                  --              --        775,000
   Proceeds from Issuance of Common Stock                       --              --      2,247,304
   Proceeds from Preferred Stock Subscriptions                  --              --        225,000
   Loans from Stockholders                                      --          10,750         52,050
   Payment on Loans from Stockholders                      (10,050)        (13,000)       (34,550)
   Bond Discount                                                --          55,000         55,000
   Payment of Notes Payable                                     --        (196,645)      (196,645)
                                                      ------------   -------------   ------------

   NET CASH - FINANCING ACTIVITIES                          31,950         401,105      3,710,159
                                                      ------------   -------------   ------------

   NET INCREASE [DECREASE] IN CASH                           6,688         (22,992)        20,795

CASH - BEGINNING OF PERIODS                                     --          22,992        (14,107)
                                                      ------------   -------------   ------------

   CASH - END OF PERIODS                              $      6,688   $          --   $      6,688
                                                      ============   =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest                                         $         --   $          --   $      9,047
     Income Taxes                                     $         --   $          --   $         --

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

   During the quarter ending December 31, 2000, the Company issued 810,000 shares for services rendered.

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

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] ORGANIZATION

IMSCO, Technologies, Inc. ["the Company"], a Delaware corporation, is currently a development stage enterprise. Prior to February 2000, the Company developed a separation system to remove caffeine from coffee. In addition, a second prototype has been tested to remove viruses from plasma.

The Company's subsidiaries, Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"] [the subsidiaries] were formed in 1995. DPI was formed to market a unique proprietary technologies to decaffeinate coffee. BEST was founded to create systems to improve human therapy, by developing new diagnostics and improved methods for production and use of drugs, biologics, and extracorporeal devices. As of December 31, 2000, the subsidiaries had minimal activity, did not own any assets and are not liable for any liabilities.

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for approximately $578,000, consisting of cash and the assumption of substantially all of the Company's accounts payables and the delivery of releases to the Company from the holders of certain debts. The agreement is subject to a number of conditions, including the delivery to IMSCO of the consideration. If the former officer and director does not perform, the Company can seek other licensees or purchasers for its technology.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. At December 31, 2000, the Company had no cash equivalents.

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

EARNINGS [LOSS] PER SHARE - "Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, and warrants, and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 2,339,645 in 2000 and 3,079,645 in 1999. These common stock equivalents could potentially dilute earnings per share in the future.

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

ADVERTISING - The Company expenses advertising costs as incurred. For the years ended December 31, 2000 and 1999, advertising expense was $-0- and $12,000, respectively.

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

[3] INCOME TAXES

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (i) operating loss carryforwards, and (ii) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2000 is as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward                            $     3,619,000
   Valuation Allowance for Deferred Tax Asset                       3,619,000
                                                              ---------------

   NET DEFERRED TAX ASSET                                     $            --
   ----------------------                                     ===============

The valuation allowance of $3,619,000 at December 31, 2000, represents a increase of $495,000 from the preceding year.

The Company has approximately $10,645,000 of net operating losses as of December 31, 2000 which may reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on generating sufficient taxable income prior to their expiration through the year 2020. In addition, the Internal Revenue Code of 1986 includes provisions which may limit the net operating loss carryforwards available for uses in any given year if certain events occur including significant changes in stock ownership.

The Company has net operating loss carryforwards of approximately $10,645,000 which expire as follows:

      YEARS ENDED                                              AMOUNT
     DECEMBER 31,

        2001                                               $          4,000
        2002                                                        181,000
        2003                                                        233,000
        2004                                                         88,000
        2005                                                         71,000
        2009                                                        863,000
        2010                                                        406,000
        2011                                                      1,063,000
        2012                                                      2,085,000
        2013                                                      4,195,000
        2020                                                      1,456,000
                                                           ----------------

        TOTAL                                              $     10,645,000
        -----                                              ================

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[3] INCOME TAXES [CONTINUED]

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2000 and 1999 follows:

                                       2 0 0 0              1 9 9 9
                                       -------              -------

Federal Statutory Income Tax Rate             (34 )%             (34)%
Change in Valuation Allowance                  34                 34
                                      -----------       ------------

   EFFECTIVE INCOME TAX RATE                   --                 --
   -------------------------          ===========       ============

[4] RELATED PARTY TRANSACTIONS

The Company leased office space starting October 1, 2000 on a month-to-month basis from an officer and director of the Company for $1,000 per month, totaling $3,000 for the year ended December 31, 2000. The amount due to the officer was $3,000 at December 31, 2000.

In 1999, the Company leased office space on a month-to-month basis from a former officer of the Company. The lease terminated in 1999. The Company incurred $1,750 of rent expense under this lease for the year ended December 31, 1999.

On October 1, 1999, the Company's current Chairman and Chief Executive Officer ["CEO"] was granted 700,000 5-year stock options with an exercise price of $.17 per share, which was based on the prior 90- day average closing bid price of the Company's common stock. The CEO exercised 100,000 options during 2000 [See Note 11].

On October 13, 2000, the CEO was granted 800,000 shares of IMSCO stock. At the date of the grant, the stock had a fair market value of approximately $75,000 [See Note 6].

[5] NOTES PAYABLE

In March 2000, the Company issued 3,120,000 shares of its common stock with a market value of $1,969,757 in satisfaction of all past due notes and interest in the amount of $849,823. Also, the exercise price of the warrants issued to the holder of the notes were reduced $.0001. The conversion of the note and price reduction of the warrants resulted in a charge to operations in 2000 of $1,119,934.

The senior secured convertible promissory notes payable of $143,355 matured January 31, 1999 including interest at 10% and were convertible into shares of the Company's common stock. The notes were convertible into shares of the Company's common stock at the rate equal to the lessor of (a) $1.00 per share of common stock, or (b) eighty percent at the average closing "bid" price of the Company's publicly traded common stock for the five trading days immediately preceding the conversion. Additionally, the notes when issued, included warrants to purchase 390,000 shares of the Company's common stock at $1.00 per share. The Company recorded paid-in capital and deferred finance costs of $218,580 to be amortized over three and a half months. During the year ended December 31, 1999, $62,451 was amortized as interest expense and the balance was amortized in 2000 when the notes were converted into common stock. The warrants expire in October 2003.

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

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[5] NOTES PAYABLE [CONTINUED]

The debenture was recorded at $545,000, net of $55,000 for the fair market value of 120,000 warrants. The value allocated to the warrants was recorded as a note discount and is amortized over three years. The expense for 1999 was $16,806 and was added to the carrying value of the debenture. The Company has failed to file a registration statement as required by the terms of the private placement and has recorded penalty interest expense of $58,500 in 1999. The remaining value of the warrants was expensed in 2000 when the notes were converted into common stock.

[6] EQUITY TRANSACTIONS

Equity transactions during the year ended December 31, 2000 are as follows:

[A] Common stock issued upon conversion of notes was as follows:

    DATE  PRICE PER SHARE NUMBER OF SHARES PAR VALUE PAID-IN CAPITAL   TOTAL

March 9      $    .57           2,520,000  $     252 $   1,433,968   $ 1,434,220
March 28     $    .81             104,635         10        84,745        84,755
March 31     $    .91             495,365         50       450,732       450,782
                            -------------  --------- -------------   -----------

   TOTALS                       3,120,000  $     312 $   1,969,445   $ 1,969,757
   ------                   =============  ========= =============   ===========

[B] Common stock issued for services was as follows:

    DATE  PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

March 9      $    .20              25,000  $         2 $       4,998   $   5,000
July 13      $    .38              10,000            1         3,749       3,750
October 9    $    .15              10,000            1         1,499       1,500
October 13   $    .09             800,000           80        74,920      75,000
                            -------------  ----------- -------------   ---------

   TOTALS                         845,000  $        84 $      85,166   $  85,250
   ------                   =============  =========== =============   =========

[C] Common stock issued upon conversion of preferred stock.

    DATE PRICE PER SHARE NUMBER OF SHARES    PAR VALUE PAID-IN CAPITAL   TOTAL

June 6      $   1.00             225,000    $       23 $     224,977   $      --
                           =============    ========== =============   =========

The Series A, $.0001 par value, convertible preferred stock is convertible at the option of the holder into five shares of the Company's common stock for every share of convertible preferred stock commencing three months after the date subscribed. The Series A convertible preferred stock pays no dividend and is not redeemable. A registration statement was to be filed and declared effective by November 30, 1998, registering the common shares available for conversion, or incur a penalty at the rate of 3% per month for the common shares to be registered. The registration statement was not declared effective. Therefore, paid-in capital includes $16,776 for the obligation to issue 27,000 shares of the Company's common stock as of December 31, 1999. On May 26, 1999, the holder of the Series A convertible preferred stock agreed that the penalty for the related registration rights shall apply and accrue up and until April 30, 1999, however, thereafter the penalty for failure to achieve the required registration would cease. The preferred stock was converted into common stock June 6, 2000.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [CONTINUED]

[D] Common stock issued pursuant to the exercise of stock options was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL


March 27      $    .17             100,000  $        10 $      16,990   $ 17,000
November 29   $    .10             200,000           20        19,980     20,000
                             -------------  ----------- -------------   --------

   TOTALS                          300,000  $        30 $      36,970   $ 37,000

Common stock issued pursuant to the exercise of stock warrants was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

April 17      $  .8125              20,000  $         2 $      16,248   $ 16,250
                              ============= =========== =============  =========

Equity transactions during the year ended December 31, 1999 are as follows:

[A] Common stock issued pursuant to settlement of litigation.

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

December 2    $    .19             550,000  $        55  $    106,195  $106,250
                              ============= =========== =============  =========

[B] Common stock issued upon conversion of notes was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

September 1   $    .12              416,666 $        42 $      49,958  $  50,000
December 30   $    .13              140,000          14        17,486     17,500
                              ------------- ----------- -------------  ---------

   TOTALS                           556,666 $        56 $      67,444  $  67,500
                              ============= =========== =============  =========

[C] Common stock issued for services was as follows:
    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

January 15    $    .94              80,000  $         8 $      74,992  $  75,000
January 29    $    .91              25,230            2        22,959     22,961
September 9   $    .17              20,000            2         3,398      3,400
December 22   $    .08              15,000            1         1,169      1,170
                             -------------  ----------- -------------  ---------

   TOTALS                          140,230  $        13 $     102,518 $  102,531
                             =============  =========== ============= ==========

Equity transactions during the year ended December 31, 1998 are as follows:

[A] Common stock issued pursuant to the exercise of stock warrants was as follows:
    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

January 8     $    .90              66,000  $         7 $      59,393  $  59,400
                             =============  =========== =============  =========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [CONTINUED]

[B] Common stock issued in settlement of litigation was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

January 13,   $   3.94              150,000  $       15 $     591,674  $ 591,689
March 30      $   3.80              249,081          24       946,679    946,703
                              -------------  ---------- -------------  ---------

   TOTALS                           399,081  $       39 $   1,538,353 $1,538,392
   ------                     =============  ========== =============  =========

[C] Common stock issued for services was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

February 25   $   1.62              125,000  $       13 $     203,111  $203,124
March 31      $   1.38               48,727           5        66,995    67,000
May 7         $   1.50              339,184          34       508,742   508,776
August 1      $   1.25              100,000          10       124,990   125,000
                              -------------  ---------- -------------  --------

   TOTALS                           612,911  $       62 $     903,838  $903,900
                              =============  ========== =============  ========

[D] Common stock issued in private placement was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

May 26        $   1.00               70,000  $        7  $     69,993   $ 70,000
                              =============  ==========  ============   ========

[E] Common stock issued pursuant to the exercise of stock options as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

May 28        $   1.49               16,750  $        2  $     24,998   $ 25,000
                              =============  ==========  ============   ========

[F] Series A convertible preferred stock issued in private placement as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

August 25     $   5.00               45,000  $        5  $    224,995   $225,000
                              =============  ==========  ============   ========

At December 31, 1998, the registration statement was not declared effective. Therefore, paid-in capital includes $253 of the obligation to issue 270 shares of the Company's common stock as of December 31, 1998.

Equity transactions during the year ended December 31, 1997 are as follows:

[A] Common stock issued for services was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

January 2     $   2.75              100,000  $       10  $     274,990  $275,000
April 21      $   2.63               75,000           8        196,867   196,875
August 11     $   1.50               18,500           2         27,747    27,749
                              -------------  ----------  -------------  --------

   TOTALS                           193,500  $       20  $     499,604  $499,624
                              =============  ==========  =============  ========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [CONTINUED]

[B] Common stock issued in private placement was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

July 14       $    1.50              23,000  $        2  $      34,498  $ 34,500
October 11    $    2.25              15,000           2         33,748    33,750
October 16    $    1.81             130,000          13        235,612   235,625
December 2    $    2.25              11,111           1         24,999    25,000
December 11   $    2.25              16,000           2         35,998    36,000
December 15   $    2.25               4,000          --          4,000     4,000
December 22   $    2.25               4,000          --          4,000     4,000
December 22   $    1.60              27,500           3         43,997    44,000
                              -------------  ----------  -------------  --------

   TOTALS                           230,611  $       23  $     416,852  $416,875
                              =============  ==========  =============  ========

Equity transactions during the year ended December 31, 1996 are as follows:

[A] Common stock issued pursuant to the acquisition of advertising credits was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

December 6    $   1.32            1,136,000  $      114  $  1,499,886 $1,500,000
December 6    $     --                   --          --       108,170    108,170
                              -------------  ----------  ------------  ---------

   TOTALS                         1,136,000  $      114  $  1,608,056 $1,608,170
                              =============  ==========  ============  =========

[B] Common stock issued in settlement of debt was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL


December 31   $   1.22              775,000  $       77  $     943,543  $943,620
December 31   $   1.32              227,000          23        299,977   300,000
                              -------------  ----------  ------------- ---------

   TOTALS                         1,002,000  $      100  $  1,243,520 $1,243,620
                              =============  ==========  ============ ==========

[C] Common stock issued for services was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

September 9   $    .75              284,000  $       28  $    213,534   $213,562
                              =============  ==========  ============   ========

[D] Common stock issued in private placement was as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

June 7        $    1.00               5,000  $        1  $      9,999   $ 10,000
December 17   $    1.00               5,000          --        10,000     10,000
December 31   $    2.00             150,000          15       299,985    300,000
                              -------------  ----------  ------------   --------

   TOTALS                           160,000  $       16  $    319,984   $320,000
                              =============  ==========  ============   ========

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[6] EQUITY TRANSACTIONS [CONTINUED]

[E] Common stock issued pursuant to the exercise of stock options as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

October 10    $  .0001               47,000  $        5  $         (5)  $     --
                              =============  ==========  ============   ========

[F] Common stock issued for acquisition as follows:

    DATE   PRICE PER SHARE NUMBER OF SHARES   PAR VALUE PAID-IN CAPITAL  TOTAL

October 9     $  .0001              468,000  $       47  $        (47)  $     --
October 9     $     --                   --          --        10,000     10,000
                              -------------  ----------  ------------   --------

   TOTALS                           468,000  $       47  $      9,953   $ 10,000
                              =============  ==========  ============   ========

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

Total rental expense was $11,019 for the year ended December 31, 1999.

PREPAID ADVERTISING CREDITS - On July 17, 2000, the Company entered into an agreement with SonicPort.Com, Inc. ["SonicPort"] to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having an estimated fair value of $750,000. SonicPort will pay for the Media Credits on a dollar for dollar basis as the Media is used. If SonicPort has not used all of the Media Credits by July 1, 2001 IMSCO shall be entitled to all the remaining shares. The Company has written down its Media Credits to its fair value of $694,440 as of December 31, 2000. Consummation of the transaction is dependent upon future events.

[9] EXTRAORDINARY GAIN

In February 2000, the Company entered into an agreement with a corporation controlled by a former officer and director to sell the Company's patents and technology in exchange for $50,000 and the assumption of substantially all of the Company's accounts payable. As of December 31, 2000, the former officer and director had paid the Company $50,000 and discharged or assumed $506,585 of liabilities. The Company recorded an extraordinary gain of $396,722 [net of income tax of $204,400] for the year ending December 31, 2000.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[10] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company ceased development efforts in 1999. As shown in the accompanying financial statements, the Company incurred a net loss before extraordinary items of $1,853,193 for the year ended December 31, 2000. The Company also recorded a gain from the sale of patents and technology to a former officer and director of $601,122, net of income taxes of $204,400. The Company has suffered recurring losses since its inception primarily resulting from no revenues, has accumulated deficits at December 31, 2000 of $12,259,093 and has utilized $25,262 in cash for operations for the year ended December 31, 2000. The significant operating loss as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private company. The Company will also seek financing through a public offering. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance that management's plans to reduce operating losses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[11] STOCK BASED COMPENSATION

On May 21, 1996, the Board of Directors adopted the Employee Incentive Stock Option Program [the "Option Program"], which provides for the issuance of up to the lesser of 24% of the issued and outstanding Common Stock or 1,500,000 shares of Common Stock through the grant of incentive and non-qualified stock options. Stock options will be issued by action of the Board of Directors or its Compensation Committee [the "Administrator"] to key employees of the Company as a long-term incentive. Key employees will be designated by the Administrator in its sole discretion. Stock Options under the Option Program will provide for an exercise price per share determined by the Administrator [but not less than the par value of $.0001], subject to tax requirements in connection with incentive stock options. No payment will be required from participants in connection with grants. The options will be exercisable as specified by the Administrator at the time of grant, although the tax benefits of incentive stock options described below will be unavailable if the option is exercised less than one year after grant. Options will be exercisable for a period determined by the Administrator but not in excess of 10 years after grant. As of December 31, 2000, 950,000 options were outstanding of which 650,000 options were outstanding to employees and former employees.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[11] STOCK BASED COMPENSATION [CONTINUED]

The following table summarizes the activity in common shares subject to options.

                                           2 0 0 0                 1 9 9 9
                                ------------------------- ----------------------
                                                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE

                                                EXERCISE                EXERCISE
                                   SHARES         PRICE    SHARES         PRICE

Outstanding - Beginning of Years   1,250,000   $     .94    360,000  $      1.48
Granted or Sold During the Years     600,000   $     .10    900,000  $       .72
Canceled During the Years           (600,000)  $     .17         --  $        --
Expired During the Years                  --   $      --    (10,000) $       .90
Exercised During the Years          (300,000)  $     .12         --  $        --
                                ------------              ---------

   Outstanding - End of Years        950,000   $    1.15  1,250,000  $       .94
                                ============              =========

   Exercisable - End of Years        950,000   $    1.15  1,250,000  $       .94
                                ============              =========

The following table summarizes stock options information as of December 31, 2000:

                                  OPTIONS OUTSTANDING
                     -----------------------------------------
                                                    WEIGHTED-
                                                    ---------
                                      WEIGHTED-      AVERAGE
                                       AVERAGE      REMAINING

                       NUMBER         EXERCISE     CONTRACTUAL

EXERCISE PRICE       OUTSTANDING        PRICE         LIFE

$.10                     400,000   $       .10           3.7
$1.50                    350,000          1.50           3.3
$2.63                    200,000          2.63           1.8
                     -----------

   TOTALS                950,000   $      1.15           3.2
   ------            ===========

The exercise prices of the options outstanding at December 31, 2000, range between $.10 and $2.63 with a weighted average contractual life of 3.2 years.

The following table summarizes the activity in common shares subject to warrants:

                                        2 0 0 0                    1 9 9 9
                                ------------------------   ---------------------
                                               WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE

                                               EXERCISE                 EXERCISE
                                SHARES           PRICE       SHARES       PRICE

Outstanding - Beginning of Years1,829,645   $      1.40     1,459,645  $    1.35
Granted or Sold During the Years  140,000   $       .04       455,000  $    1.45
Canceled During the Years        (140,000)  $      1.43       (35,000) $    1.00
Expired During the Years         (300,000)  $      1.55       (50,000) $     .90
Exercised During the Years       (140,000)  $       .04            --  $      --
                                ---------                ------------

   Outstanding - End of Years   1,389,645   $      1.36     1,829,645  $    1.40
                                =========                ============

   Exercisable - End of Years   1,389,645   $      1.36     1,829,645  $    1.40
                                =========                ============

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[11] STOCK BASED COMPENSATION [CONTINUED]

The following table summarizes stock warrants information as of December 31, 2000:

                                              WEIGHTED-
                                               AVERAGE      WEIGHTED-

                                              REMAINING      AVERAGE
                               NUMBER        CONTRACTUAL    EXERCISE

EXERCISE PRICES              OUTSTANDING        LIFE          PRICE

$.40                              35,000           2.8   $       .40
$1.00                            335,000           2.8   $      1.00
$1.32 to $1.50                   969,534           1.8   $      1.46
$2.50                             50,111           2.0   $      2.50
                            ------------

   TOTALS                      1,389,645           1.8   $      1.36
                            ============

The Company applies Accounting Principles Board Opinion No. 25 ["APB No. 25"], Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock options plans. For the years ended December 31, 2000 and 1999, stock compensation of $-0- and $56,000 was recognized for stock-based employee amounts, respectively.

The exercise prices of the warrants outstanding at December 31, 2000 range between $.40 and $2.50 with a weighted average contractual life of 1.8 years.

During the year, 600,000 options issued to the Company's CEO had been repriced from $.17 per share to $.10 per share, the fair value at the time of modification. Variable accounting is required for the 600,000 options from the date of modification November 29, 2000 until the date the options are exercised, forfeited or expired.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and net loss per share would have been recorded as follows:

                                                 DECEMBER 31,
                                           2 0 0 0           1 9 9 9

Net Loss as Reported                   $    (1,456,471)  $   (1,380,235)
                                       ===============   ==============

Pro Forma Net Loss                     $    (1,542,171)  $   (1,475,235)
                                       ===============   ==============

Net Loss Per Share as Reported         $          (.12)  $         (.17)
                                       ===============   ==============

Pro Forma Net Loss Per Share           $          (.13)  $         (.19)
                                       ===============   ==============

The weighted average grant date fair value of options and warrants granted in 2000 and 1999 was $.04 and $.96, respectively.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[11] STOCK BASED COMPENSATION [CONTINUED]

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

                                           2 0 0 0            1 9 9 9

Expected Life [Years]                          5                  5
Risk-Free Interest Rate                        5  %               6  %
Expected Dividends                            --                 --
Expected Volatility                           90  %             115  %

[12] RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

                               . . . . . . . . . .

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMSCO TECHNOLOGIES, INC.

                                       By: /s/ TIMOTHY J. KEATING
                                           ----------------------
                                           Timothy J. Keating
                                           Chief Executive Officer
                                           Date: (March  __, 2001)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TIMOTHY J. KEATING
----------------------
Timothy J. Keating, Chairman
and Chief Executive Officer
Date: (March __, 2001)


/s/ GARY J. GRAHAM
------------------
Gary J. Graham, Director & Secretary
Date: (March  __, 2001)