Form 10QSB
period 2001-03-31
IMSCO INC /MA/
filed 2001-04-30
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   Form 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

Commission file number 0-24520
                       -------


                            IMSCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     04-3021770
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

8450 E. Crescent Parkway, Suite 100 Greenwood Village, Colorado        80111
---------------------------------------------------------------      ----------
        (Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code: 720-889-0130


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2001 - 13,463,174

          IMSCO TECHNOLOGIES, INC.

                                      INDEX

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS:

      Independent Accountant's Report....................................3

      Consolidated Balance Sheet - March 31, 2001 [Unaudited]............4

      Consolidated Statements of Operations - For the Three Months
      Ended March 31, 2001 and 2000 [Unaudited]..........................5-6

      Consolidated Statement of Stockholders' [Deficit] - For Three
      Months Ended March 31, 2001 [Unaudited]............................7

      Consolidated Statements of Cash Flows - For the Three Months
      Ended March 31, 2001 and 2000 [Unaudited]..........................8-9

      Notes to Consolidated Financial Statements [Unaudited].............10-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......12-13


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURES...............................................................14

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of Imsco Technologies, Inc.
   New York, New York

         We have reviewed the accompanying consolidated balance sheet of Imsco Technologies, Inc. and Subsidiaries [a development stage company] as of March 31, 2001, and the related statement of stockholders' deficit for the three months then ended, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
April 23, 2001

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
[UNAUDITED]


ASSETS:
CURRENT ASSETS:
   Cash                                                               $      5,718
                                                                      ------------

   TOTAL ASSETS                                                       $      5,718
                                                                      ============

LIABILITIES AND STOCKHOLDERS' [DEFICIT]:
CURRENT LIABILITIES:
   Accounts Payable                                                   $     97,602
   Accrued Expenses                                                         27,000
   Due to Related Party                                                      3,000
    Accounts Payable to Be Assumed                                          21,766
                                                                      ------------

   TOTAL CURRENT LIABILITIES                                               149,368
                                                                      ------------

COMMITMENTS AND CONTINGENCIES                                                   --
                                                                      ------------

STOCKHOLDERS' [DEFICIT]:
   Series A Preferred Stock - Authorized 1,000,000 Shares at $.0001
      Par Value; None Issued or Outstanding                                     --

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
      13,463,174 Shares Issued and Outstanding                               1,346

   Additional Paid-in Capital - Common Stock                            12,815,507

   Less: Prepaid Advertising Credits                                      (694,440)

   Deficit Accumulated During Development Stage                        (11,645,155)

   Accumulated Deficit - Discontinued Operations                          (620,908)
                                                                      ------------

   TOTAL STOCKHOLDERS' [DEFICIT]                                          (143,650)
                                                                      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' [DEFICIT]                      $      5,718
                                                                      ============

See Notes to the Consolidated Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]

                                                                                      CUMULATIVE
                                                                                     AMOUNTS FROM
                                                                                     JULY 9, 1992
                                                                                     [INCEPTION OF
                                                                                      THE CURRENT
                                                         THREE MONTHS ENDED           DEVELOPMENT
                                                              MARCH 31,                STAGE] TO
                                                     ----------------------------      MARCH 31,
                                                        2 0 0 1         2 0 0 0         2 0 0 1
                                                     ------------    ------------    ------------
GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSE:
   Research and Development Expense                  $         --    $         --    $    301,925
   Salaries and Wages                                          --              --         933,005
   Officer Salaries                                            --              --       1,102,500
   Payroll Taxes                                               --              --         154,803
   Outside Labor                                               --              --         191,136
   Write-down of Prepaid Advertising Costs                     --              --         684,056
   Professional and Consulting Fees                         6,549          45,000       1,384,715
   Professional and Consulting Fees - Non-Cash                 --              --       2,272,789
   Rent                                                        --              --         165,288
   Rent - Related Party                                        --              --           8,500
   Insurance                                                   --              --         190,879
   Travel and Business Meeting                                 --              --         189,250
   Auto Expense                                                --              --          66,217
   Telephone and Utilities                                     --              --          67,416
   Office Expense                                             371              --         143,535
   Equipment Rental                                            --              --          36,080
   Corporate Fees                                              --              --          69,981
   Advertising                                                 --              --         330,703
   Depreciation and Amortization                               --              --          53,920
   Litigation Settlement                                       --              --       1,644,642
   Franchise Tax                                               50              --           3,994
                                                     ------------    ------------    ------------

   GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSE          6,970          45,000       9,995,334
                                                     ------------    ------------    ------------

OTHER INCOME [EXPENSE]:
   Dividend and Interest Income                                --              --          11,633
   Interest Expense                                            --      (1,134,574)     (2,218,504)
   Loss on Sale of Fixed Assets                                --              --         (44,072)
                                                     ------------    ------------    ------------

   OTHER [EXPENSE] - NET                                       --      (1,134,574)     (2,250,943)
                                                     ------------    ------------    ------------

   [LOSS] BEFORE INCOME TAXES                              (6,970)     (1,179,574)    (12,246,277)

BENEFIT FROM INCOME TAX                                        --              --         204,400
                                                     ------------    ------------    ------------

   [LOSS] BEFORE EXTRAORDINARY GAIN                        (6,970)     (1,179,574)    (12,041,877)

EXTRAORDINARY GAIN - NET OF INCOME TAXES OF
   $204,400                                                    --              --         396,722
                                                     ------------    ------------    ------------

   NET [LOSS]                                        $     (6,970)   $ (1,179,574)   $(11,645,155)
                                                     ============    ============    ============

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]

                                                                                      CUMULATIVE
                                                                                     AMOUNTS FROM
                                                                                     JULY 9, 1992
                                                                                     [INCEPTION OF
                                                                                      THE CURRENT
                                                         THREE MONTHS ENDED           DEVELOPMENT
                                                              MARCH 31,                STAGE] TO
                                                     ----------------------------      MARCH 31,
                                                        2 0 0 1         2 0 0 0         2 0 0 1
                                                     ------------    ------------    ------------
BASIC [LOSS] PER SHARE OF COMMON STOCK:
   [Loss] Before Extraordinary Gain                  $         --    $       (.12)   $
   Extraordinary Gain                                          --              --
                                                     ------------    ------------    ------------

   NET [LOSS]                                        $         --    $       (.12)   $
                                                     ============    ============    ============

BASIC WEIGHTED AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING                                         13,462,341       9,553,166
                                                     ============    ============    ============

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
[UNAUDITED]

                                       SERIES A CONVERTIBLE
                                         PREFERRED STOCK                 COMMON STOCK             PAID-IN
                                  -----------------------------   ---------------------------     CAPITAL
                                    NUMBER OF                       NUMBER OF                    PREFERRED        PAID-IN
                                     SHARES           AMOUNT         SHARES         AMOUNT         STOCK          CAPITAL
                                  ------------     ------------   ------------   ------------   ------------    ------------

BALANCE - DECEMBER 31, 2000                 --     $         --     13,438,174   $      1,344   $         --    $ 12,813,509

Issuance of Shares for Services             --               --         25,000              2             --           1,998
Net [Loss]                                  --               --             --             --             --              --
                                  ------------     ------------   ------------   ------------   ------------    ------------


BALANCE - MARCH 31, 2001                    --     $         --     13,463,174   $      1,346   $         --    $ 12,815,507
                                  ============     ============   ============   ============   ============    ============


                                     DEFICIT
                                   ACCUMULATED    ACCUMULATED                         TOTAL
                                     DURING         DEFICIT         PREPAID       STOCKHOLDERS'
                                   DEVELOPMENT    DISCONTINUED    ADVERTISING        EQUITY
                                     STAGE         OPERATIONS       CREDITS         [DEFICIT]
                                  ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 2000       $(11,638,185)   $   (620,908)   $   (694,440)   $   (138,680)

Issuance of Shares for Services             --              --              --           2,000
Net [Loss]                              (6,970)             --              --          (6,970)
                                  ------------    ------------    ------------    ------------


BALANCE - MARCH 31, 2001          $(11,645,155)   $   (620,908)   $   (694,440)   $   (143,650)
                                  ============    ============    ============    ============


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                                                         JULY 9, 1992
                                                                                         [INCEPTION OF
                                                                                          THE CURRENT
                                                             THREE MONTHS ENDED           DEVELOPMENT
                                                                  MARCH 31,                STAGE] TO
                                                         ----------------------------      MARCH 31,
                                                            2 0 0 1         2 0 0 0         2 0 0 1
                                                         ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net [Loss]                                            $     (6,970)   $ (1,179,574)   $(12,041,877)
                                                         ------------    ------------    ------------
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Extraordinary Gain - Sale of Technology                      --              --         396,722
      [Increase] in Due from Officers                              --              --            (120)
      Depreciation                                                 --              --          56,532
      Contract Services Paid with Common Stock                     --              --       2,258,686
      Interest Paid with Common Stock                              --          11,584         328,613
      Interest Expense - Deferred Finance Costs                    --              --         299,085
      Grant of Stock Options and Warrants for
        Past Services                                              --              --         897,659
      Amortization of Prepaid Advertising Credits                  --              --         229,674
      Loss on Disposal of Property and Equipment                   --              --          44,072
      Amortization - Discount Note Payable                         --           3,056          19,862
      Interest Expense - Beneficial Conversion Feature             --       1,101,714       1,301,714
      Interest Expense - Warrant Discount                          --          18,220          50,470
      Stock Issued to Settle Litigation                            --              --          56,250
      Note Issued to Settle Litigation                             --              --          50,000
      Write-down of Prepaid Advertising Credits                    --              --         684,056

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
        Other Current Assets                                       --              --          20,200
Security Deposits                                                  --              --           4,675
        Accounts Receivable                                        --              --           2,998

      Increase [Decrease] in:
        Accounts Payable                                           --              --          33,151
        Accrued Expenses                                        6,000          45,000       1,570,392
        Accrued Salaries                                           --              --              --
        Accrued Payroll Taxes                                      --              --              --
        Accrued Marketing Fees                                     --              --              --
        Accrued Legal Fees                                         --              --              --
        Accounts Payable Subject to Transfer                       --              --          21,766
        Accrued Interest Expense                                   --              --         130,022
                                                         ------------    ------------    ------------

      Total Adjustments                                         6,000       1,179,574       8,456,489
                                                         ------------    ------------    ------------

   NET CASH - OPERATING ACTIVITIES - FORWARD             $       (970)   $         --    $ (3,585,388)

See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                    CUMULATIVE
                                                                                   AMOUNTS FROM
                                                                                   JULY 9, 1992
                                                                                  [INCEPTION OF
                                                                                   THE CURRENT
                                                        THREE MONTHS ENDED         DEVELOPMENT
                                                              MARCH 31,             STAGE] TO
                                                     --------------------------     MARCH 31,
                                                       2 0 0 1        2 0 0 0        2 0 0 1
                                                     -----------    -----------    -----------
   NET CASH - OPERATING ACTIVITIES - FORWARDED       $      (970)   $  (424,097)   $(3,585,388)
                                                     -----------    -----------    -----------

INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                   --             --       (118,212)
   Prepaid Research Testing                                   --             --         (7,734)
   Proceeds from Sale of Fixed Assets                         --             --         21,000
                                                     -----------    -----------    -----------

   NET CASH - INVESTING ACTIVITIES                            --             --       (104,946)
                                                     -----------    -----------    -----------

FINANCING ACTIVITIES:
   Convertible Notes Payable                                  --        545,000        545,000
   Proceeds from Exercise of Options and Warrants             --             --         42,000
   Proceeds from Notes Payable                                --             --        775,000
   Proceeds from Issuance of Common Stock                     --             --      2,247,304
   Proceeds from Preferred Stock Subscriptions                --             --        225,000
   Loans from Stockholders                                    --         10,750         52,050
   Payment on Loans from Stockholders                         --        (13,000)       (34,550)
   Bond Discount                                              --         55,000         55,000
   Payment of Notes Payable                                   --       (196,645)      (196,645)
                                                     -----------    -----------    -----------

   NET CASH - FINANCING ACTIVITIES                            --        401,105      3,710,159
                                                     -----------    -----------    -----------

   NET [DECREASE] INCREASE IN CASH                          (970)       (22,992)        19,825
CASH - BEGINNING OF PERIODS                                6,688         22,992        (14,107)
                                                     -----------    -----------    -----------

   CASH - END OF PERIODS                             $     5,718    $        --    $     5,718
                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest                                       $        --    $        --    $     9,047
      Income Taxes                                   $        --    $        --    $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   During the quarter ending March 31, 2001, the Company issued 25,000 share of its common stock for services rendered relating to 2000. The change to operations of $2,000 was accrued at December 31, 2000.

   During the quarter ending March 31, 2000, the Company issued 3,120,000 shares of Common Stock upon conversion of past due notes of $708,217, past due interest of $130,022 and current interest of $11,584.


See Notes to Consolidated Financial Statements.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[INFORMATION AS OF MARCH 31, 2001 AND 2000 IS UNAUDITED]


[1] BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS [LOSS] PER SHARE - "Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, and warrants, and preferred stock are all anti-dilutive. At March 31, 2001, the amount of common stock equivalents excluded from the calculation were 2,339,645 in 2001 and 3,079,645 in 2000. These common stock equivalents could potentially dilute earnings per share in the future.

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

[2] STOCKHOLDERS' EQUITY

For the three months ended March 31, 2001, 25,000 common shares with a market value of approximately $2,000 were issued for services rendered in 2000. The related charge to operations was accrued at December 31, 2000.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss before extraordinary gain of $6,970 for the three months ended March 31, 2001 and has accumulated deficit of $12,266,063. The operating losses as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private company. There can be no assurance that management's plans to merge with a private company will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[INFORMATION AS OF MARCH 31, 2001 AND 2000 IS UNAUDITED]


[4] COMMITMENTS

PREPAID ADVERTISING CREDITS - On July 17, 2000, the Company entered into an agreement with SonicPort.Com, Inc. ["SonicPort"] to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having an estimated fair value of $750,000. SonicPort will pay for the Media Credits on a dollar for dollar basis as the Media is used. Consummation of the transaction is dependent upon future events. If all Media Credits are made available to SonicPort by July 1, 2001 and SonicPort has not used all of the available Media Credits then Imsco shall be entitled to the remaining shares related to the unused Media Credits. The Company has written down its Media Credits to its fair value of $694,440 as of March 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is in the development stage. There can be no assurance that our operations will result in our becoming or remaining economically viable. Potential investors in our common stock should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage. We have had no revenues from operations to date and we will likely sustain operating losses for an indeterminate time period. Since entering the development phase in July 1992, we have devoted substantially all of our resources to the research and development of our products and technology and general and administrative expenses. Since entering the development stage in July 1992, we have generated an accumulated deficit of $11,645,155. At March 31, 2001, including discontinued operations, we have a total accumulated deficit of $12,266,063.

The Company had no revenues from continuing operations in the years ending from July 9, 1992 through December 31, 2000. The Company has incurred net losses in each year since its inception in 1986.

The Company's losses incurred since inception have resulted principally from expenditures under its research and development programs. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all.

We are continuing to speak and meet with several private companies with the expectation of entering into a definitive merger agreement. Once such an agreement is reached, we will mail you a proxy asking you to vote on the merger proposal. However, there can be no assurances that this will occur. Such a merger would result in Imsco shareholders owning only a small percentage of the merger partner.

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


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001;
COMPARED WITH MARCH 31, 2000

Net losses decreased from $1,179,574 for the three months ended March 31, 2000, to $6,970 for the three months ended March 31, 2001 primarily due to interest expense from beneficial conversions in the prior year. The Company had no revenue or operating income for the three month period ended March 31, 2001, and March 31, 2000, from continuing operations. The general administrative and development expenses were $6,970 for the three months ended March 31, 2001, in comparison to $45,000 for the three months ended March 31, 2000.

At March 31, 2001, the Company had total assets of $5,718, total liabilities of $149,368, and total stockholders' deficit of $143,650.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit position as of March 31, 2001, of $143,650. The Company had an accumulated deficit of $12,266,063 at March 31, 2001, in comparison to an accumulated deficit of $12,259,093 as of December 31, 2000. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income.

Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private Company. Therefore, the Company's ability to continue in business as a going concern depends upon its plan to merge with a private Company. In any event, there is no assurance that any expenditure reductions, financings or other measures, including the Company's plan to merge with a private Company, that the Company may be able to effect will enable it to meet its working capital requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Imsco Technologies, Inc.


April 24, 2001                             By: /s/ TIMOTHY J. KEATING
                                               -----------------------------
                                               Timothy J. Keating
                                               Chief Executive Officer