Form 10QSB
period 2001-06-30
IMSCO TECHNOLOGIES INC /DE/
filed 2001-08-14
CIK 924396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2001

         [  ]           TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number 000-24520

                            IMSCO TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         04-3021770
---------------------------------                        -------------------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                        Identification No.)

                5092 S. Jones Boulevard, Las Vegas, Nevada 89118
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 967-6000
                          ----------------------------
                           (Issuer's telephone number)

                                  Inapplicable
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         As of August 14, 2001, the Company had 15,000,000 shares of its $.0001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               PAGE

Unaudited Consolidated Balance Sheet at June 30, 2001.........................2

Unaudited Consolidated Statements of Operations for the
  three month and six months periods ended June 30, 2001 and 2000 and for the period from inception (July 9, 1992) to June 30, 2001...........3

Unaudited Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2001 and 2000
  and for the period from inception (July 9, 1992) to June 30, 2001...........5

Notes to Consolidated Financial Statements....................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11

Item 2.  Changes in Securities...............................................11

Item 3.  Defaults Upon Senior Securities.....................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001
                                  (UNAUDITED)


ASSETS:
CURRENT ASSETS:
   Cash                                                                            $      5,964
                                                                                   ------------

   TOTAL ASSETS                                                                    $      5,964
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
CURRENT LIABILITIES:
   Accounts Payable                                                                $     97,602
   Accounts Payable to Be Assumed                                                        21,766
                                                                                   ------------

   TOTAL CURRENT LIABILITIES                                                            119,368
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                                --
                                                                                   ------------

STOCKHOLDERS' (DEFICIT):
   Series A Preferred Stock - Authorized 1,000,000 Shares at $.0001 Par Value;
     None Issued or Outstanding                                                              --

   Common Stock - Authorized 15,000,000 Shares at $.0001 Par Value;
     Authorized, Issued and Outstanding at June 30, 2001                                  1,500

   Additional Paid-in Capital - Common Stock                                         12,934,932

   Deficit Accumulated During Developments Stage                                    (12,053,930)

   Accumulated Deficit - Discontinued Operations                                       (620,908)

   Less: Prepaid Advertising Credits                                                   (374,998)
                                                                                   ------------

   TOTAL STOCKHOLDERS' (DEFICIT)                                                       (113,404)
                                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $      5,964
                                                                                   ============

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                    CUMULATIVE
                                                                                                                   AMOUNTS FROM
                                                                                                                   JULY 9, 1992
                                                                                                                    (INCEPTION
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED             OF THE CURRENT
                                                      JUNE 30,                            JUNE 30,               DEVELOPMENT STAGE)
                                          --------------------------------    --------------------------------      TO JUNE 30,
                                              2 0 0 1           2 0 0 0           2 0 0 1           2 0 0 0           2 0 0 1
                                          --------------    --------------    --------------    --------------    ---------------
GENERAL, ADMINISTRATIVE AND DEVELOPMENT
 EXPENSES:
   Research and Development
     Expense                              $           --    $           --    $           --    $           --    $       301,925
   Salaries and Wages                                 --                --                --                --            933,005
   Officer Salaries                                   --                --                --                --          1,102,500
   Payroll Taxes                                      --                --                --                --            154,803
   Outside Labor                                      --                --                --                --            191,136
   Writedown of Prepaid
     Advertising Credits                         319,442                --           319,442                --          1,003,498
   Professional and Consulting Fees                7,318            31,800            13,867            76,800          1,392,033
   Professional and Consulting Fees -
     Non-Cash                                     79,579             3,750            79,579             3,750          2,352,368
   Rent                                               --                --                --                --            165,288
   Rent- Related Party                                --                --                --                --              8,500
   Insurance                                          --                --                --                --            190,879
   Travel and Business Meeting                        --                --                --                --            189,250
   Auto Expense                                       --                --                --                --             66,217
   Telephone and Utilities                            --                --                --                --             67,416
   Office Expense                                   (500)            3,044              (129)            3,044            143,035
   Equipment Rental                                   --                --                --                --             36,080
   Corporate Fees                                     --                --                --                --             69,981
   Advertising                                     1,975                --             1,975                --            332,678
   Depreciation and Amortization                      --                --                --                --             53,920
   Litigation Settlement                              --                --                --                --          1,644,642
   Franchise Tax                                     961                --             1,011                --              4,955
                                          --------------    --------------    --------------    --------------    ---------------

   TOTAL GENERAL, ADMINISTRATIVE
     AND DEVELOPMENT EXPENSES                    408,775            38,594           415,745            83,594         10,404,109
                                          --------------    --------------    --------------    --------------    ---------------

OTHER INCOME (EXPENSE):
   Dividend and Interest Income                       --                --                --                --             11,633
   Interest Expense                                   --           (11,250)               --        (1,145,824)        (2,218,504)
   Loss on Sale of Fixed Assets                       --                --                --                --            (44,072)
                                          --------------    --------------    --------------    --------------    ---------------

   OTHER (EXPENSES) - NET                             --           (11,250)               --        (1,145,824)        (2,250,943)
                                          --------------    --------------    --------------    --------------    ---------------

   (LOSS) BEFORE INCOME TAXES                   (408,775)          (49,844)         (415,745)       (1,229,418)       (12,655,052)

BENEFIT FROM INCOME TAX                               --           127,000                --           127,000            204,400
                                          --------------    --------------    --------------    --------------    ---------------

   (LOSS) INCOME BEFORE
     EXTRAORDINARY GAIN                         (408,775)           77,156          (415,745)       (1,102,418)       (12,450,652)

EXTRAORDINARY GAIN - NET OF INCOME
   TAXES OF $204,400                                  --           248,452                --           248,452            396,722
                                          --------------    --------------    --------------    --------------    ---------------

   NET (LOSS) INCOME                      $     (408,775)   $      325,608    $     (415,745)   $     (853,966)   $   (12,053,930)
                                          ==============    ==============    ==============    ==============    ===============

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                          ----------------------------------     ----------------------------------
                                             2 0 0 1             2 0 0 0            2 0 0 1             2 0 0 0
                                          --------------      --------------     --------------      --------------
BASIC INCOME (LOSS) PER SHARE OF COMMON
   STOCK:
   Income (Loss) Before Extraordinary
     Gain                                 $         (.03)     $          .01     $         (.03)     $         (.10)
   Extraordinary Gain                                 --                 .02                 --                 .02
                                          --------------      --------------     --------------      --------------

   NET (LOSS) INCOME                      $         (.03)     $          .03     $         (.03)     $         (.08)
                                          ==============      ==============     ==============      ==============


BASIC WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING                   14,791,662          12,215,440         14,127,140          10,818,870
                                          ==============      ==============     ==============      ==============

DILUTED INCOME (LOSS) PER
   SHARE OF COMMON STOCK
   Income (Loss) Before Extraordinary
     Gain                                 $         (.03)     $          .01     $         (.03)     $         (.10)
   Extraordinary Gain                                 --                 .02                 --                 .02
                                          --------------      --------------     --------------      --------------

   NET (LOSS) INCOME                      $         (.03)     $          .03     $         (.03)     $         (.08)
                                          ==============      ==============     ==============      ==============

BASIC WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         14,791,662          12,215,440         14,127,140          10,818,870

EFFECT OF DILUTIVE OPTIONS                            --             422,454                 --                  --
                                          --------------      --------------     --------------      --------------

DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                  14,791,662          12,637,894         14,127,140          10,818,870
                                          ==============      ==============     ==============      ==============

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                          CUMULATIVE
                                                                                                            AMOUNTS
                                                                                                             FROM
                                                                                                          JULY 9, 1992
                                                                                                         (INCEPTION OF
                                                                                                          THE CURRENT
                                                                          SIX MONTHS ENDED                DEVELOPMENT
                                                                               JUNE 30                     STAGE) TO
                                                                 ----------------------------------         JUNE 30,
                                                                     2 0 0 1            2 0 0 0             2 0 0 1
                                                                 ---------------    ---------------     ---------------
OPERATING ACTIVITIES:
   Net (Loss)                                                    $      (415,745)   $    (1,102,418)    $   (12,450,652)
                                                                 ---------------    ---------------     ---------------
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Used for) Operating Activities:
     Extraordinary Gain - Sale of Technology                                  --            248,452             396,722
     Decrease (Increase) in Due from Officers                                 --                 --                (120)
     Contract Services Paid in Stock                                      81,579              5,000           2,340,275
     Depreciation                                                             --                 --              56,532
     Interest Expense - Deferred Financing Cost                               --                 --             299,085
     Interest Paid with Common Stock                                          --             11,584             328,613
     Grant of Options and Warrants for Past Services                          --                 --             897,659
     Interest Expense Warrant Discount                                        --             29,470              50,470
     Amortization of Prepaid Advertising Credits                              --                 --             229,674
     Amortization - Discount Note Payable                                     --              3,056              19,862
     Interest Expense - Beneficial Conversion Feature                         --          1,101,714           1,301,714
     Loss on Disposal of Property and Equipment                               --                 --              44,072
     Stock Issued to Settle Litigation                                        --                 --              56,250
     Note Issued to Settle Litigation                                         --                 --              50,000
     Writedown of Prepaid Advertising Credits                            319,442                 --           1,003,498

     (Increase) Decrease In:
       Other Current Assets                                                   --                 --              20,200
       Security Deposits                                                      --                 --               4,675
       Accounts Receivable                                                    --                 --               2,998

     Increase (Decrease) in:
       Accounts Payable                                                       --                 --              33,151
       Accrued Expenses                                                  (26,000)            43,750           1,538,392
       Accrued Interest                                                       --                 --             130,022
       Accounts Payable Subject to Transfer                                   --           (349,778)             21,766
                                                                 ---------------    ---------------     ---------------

       Total Adjustments                                                 375,021          1,093,248           8,825,510
                                                                 ---------------    ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                     $       (40,724)   $        (9,170)    $    (3,625,142)

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                          CUMULATIVE
                                                                                                            AMOUNTS
                                                                                                             FROM
                                                                                                         JULY 9, 1992
                                                                                                        (INCEPTION OF
                                                                                                          THE CURRENT
                                                                         SIX MONTHS ENDED                 DEVELOPMENT
                                                                              JUNE 30                      STAGE) TO
                                                                 ----------------------------------         JUNE 30,
                                                                     2 0 0 1            2 0 0 0             2 0 0 1
                                                                 ---------------    ---------------     ---------------
   NET CASH - OPERATING ACTIVITIES - FORWARDED                   $       (40,724)   $        (9,170)    $    (3,625,142)
                                                                 ---------------    ---------------     ---------------

INVESTING ACTIVITIES:
   Prepaid Research Testing                                                   --                 --              (7,734)
   Purchase of Fixed Assets                                                   --                 --            (118,212)
   Proceeds From Sale of Fixed Assets                                         --                 --              21,000
                                                                 ---------------    ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES                                            --                 --            (104,946)
                                                                 ---------------    ---------------     ---------------

FINANCING ACTIVITIES:
   Convertible Note Payable                                                   --                 --             545,000
   Proceeds from Notes Payable                                                --                 --             775,000
   Proceeds form Preferred Stock                                              --                 --             225,000
   Bond Discount                                                              --                 --              55,000
   Loans From Stockholders                                                    --                 --              52,050
   Payment on Loans from Stockholders                                         --             (2,500)            (34,550)
   Proceeds from Exercise of Warrants                                         --             22,000              42,000
   Proceeds from Issuance of Common Stock                                 40,000                 --           2,287,304
   Payment of Notes Payable                                                   --                 --            (196,645)
                                                                 ---------------    ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                        40,000             19,500           3,750,159
                                                                 ---------------    ---------------     ---------------

   NET (DECREASE) INCREASE IN CASH                                          (724)            10,330              20,071

CASH - BEGINNING OF PERIODS                                                6,688                 --             (14,107)
                                                                 ---------------    ---------------     ---------------

   CASH - END OF PERIODS                                         $         5,964    $        10,330     $         5,964
                                                                 ===============    ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest                                                    $            --    $            --     $         9,047
     Income Taxes                                                $            --    $            --     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   During the six months ending June 30, 2001, the Company issued 1,457,614 common shares for services rendered.

The Accompanying Notes Are an Integral Part of These Consolidated Statements.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         [A DEVELOPMENT STAGE COMPANY]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            [INFORMATION AS OF JUNE 30, 2001 AND 2000 IS UNAUDITED]


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries Decaf Products, Inc. ["DPI"] and BioElectric Separation and Testing, Inc. ["BEST"]. All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS [LOSS] PER SHARE - "Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the six months ended June 30, 2001 and 2000, the number of common stock equivalents excluded from the calculation were 1,839,645 and 2,959,645, respectively. These common stock equivalents could potentially dilute earnings per share in the future.

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

[2] STOCKHOLDERS' EQUITY

For the six months ended June 30, 2001, 25,000 common shares with a market value of approximately $2,000 were issued for services rendered in 2000. The related charge to operations was accrued at December 31, 2000. The Company also issued 1,432,614 shares valued at $79,579 for services rendered in 2001, and 400,000 shares valued at $40,000 as a result of the exercise of options. The Company also cancelled 295,788 shares related to a terminated subscription.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $415,745 for the six months ended June 30, 2001 and has an accumulated deficit of $12,674,838. The operating losses as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a business plan to merge with a private company [See Note 5]. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                   IMSCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         [A DEVELOPMENT STAGE COMPANY]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            [INFORMATION AS OF JUNE 30, 2001 AND 2000 IS UNAUDITED]


[4] COMMITMENTS

PREPAID ADVERTISING CREDITS - On July 17, 2000, the Company entered into an agreement with SonicPort.Com, Inc. ["SonicPort"] to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having an estimated fair value of $750,000. SonicPort would pay for the Media Credits on a dollar for dollar basis as the Media was used. If all Media Credits were made available to SonicPort by July 1, 2001 and SonicPort had not used all of the available Media Credits then IMSCO shall be entitled to the remaining shares related to the unused Media Credits. The Company has written down its Media Credits to their fair value of $374,998 as of June 30, 2001.

Subsequent to June 30, 2001, these shares were released into the custody of IMSCO. Certain restrictions on the SonicPort shares will lapse on September 1, 2001, at which time they will become marketable.

[5] SUBSEQUENT EVENT

CHANGES IN CONTROL OF THE COMPANY - On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ("Global Sports"), and TurfClub.com, Inc., a California corporation ("TurfClub"), completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of Global Sports and TurfClub stock in exchange for a controlling interest in IMSCO (the "Reorganization"). As the Company is a public shell, the transaction will be reflected as a recapitalization of the accounting acquirors, Global Sports and TurfClub. Pursuant to an Agreement of Plan of Reorganization dated July 6, 2001, the Company issued to the shareholders of Global and TurfClub a total of 669,464 shares of the Company's newly authorized Series B Preferred Stock. Concurrent with the closing of the Reorganization, the Company closed the private placement sale of 64,000 units, each unit consisting of one share of its newly authorized Series C Preferred Stock and one warrant to purchase an additional Series C Preferred share, for $1,500,000. In connection with the Reorganization, the Company issued 4,800 shares of its Series B Preferred Stock to an unaffiliated party in payment of a broker's commission.

Each share of the Company's Series B and Series C Preferred Stock is convertible into 125 shares of the Company's common stock. The Company intends to seek shareholder approval of (i) an increase in its authorized common stock to 50 million shares and preferred stock to 5 million shares, (ii) a 1 for 4 reverse split of the outstanding common shares of the Company, and (iii) a change in its corporate name to "Global Sports & Entertainment, Inc." Upon the effectiveness of the increase in its authorized common stock and reverse split, the shares of Series B Preferred Stock issued to the former shareholders of Global Sports and TurfClub shall automatically convert into a total of 20,920,750 shares (as adjusted for the split) of the IMSCO's common stock, and the outstanding Series C Preferred Stock shall be convertible, at the holder's option, into a total of 2,000,000 shares (as adjusted for the split) of IMSCO's common stock.

In connection with the Reorganization, all of the pre-Reorganization officers and directors of the Company resigned and Wayne Allyn Root, Douglas R. Miller and Thomas G. Muehlbauer were appointed as directors of the Registrant. Mr. Root was also appointed to serve as Chairman of the Board and Chief Executive Officer; Mr. Miller was appointed to serve as President and Chief Operating Officer. Mr. Muehlbauer was appointed to serve as Chief Financial Officer and Executive Vice President.

OTHER EVENTS - Within approximately the next 40 days, the Company expects to change its name to Global Sports & Entertainment, Inc. and effect the reverse split described above.

[6] ADDITIONAL DISCLOSURES

NEW AUTHORITATIVE PRONOUNCEMENTS - The Financial Accounting Standards Board
(FASB) has issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets in July 2001.

Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement No. 142 changes the accounting of goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement, which for companies with calendar year ends, will be January 1, 2002.

The Company does not anticipate the adoption of the new statements to materially impact its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

                                . . . . . . . . .

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

         IMSCO Technologies, Inc. (the "Company") is a development stage company and has not commenced revenue producing operations since its inception on July 9, 1992. The Company has devoted substantially all of its resources to the research and development of the Company's products and technology and general administrative expenses.

         During the first and second quarter of 2001, the Company continued to meet with several private companies with an expectation to enter into a definitive merger agreement. On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ("Global Sports"), and TurfClub.com, Inc., a California corporation ("TurfClub"), completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of Global Sports and TurfClub stock in exchange for a controlling interest in the Company (the "Reorganization"). Pursuant to an Agreement of Plan of Reorganization dated July 6, 2001, the Company issued to the shareholders of Global and TurfClub a total of 669,464 shares of the Company's Series B Preferred Stock. Concurrent with the closing of the Reorganization, the Company closed the private placement sale of 64,000 units, each unit consisting of one share of the Company's Series C Preferred Stock and one warrant to purchase an additional Series C Preferred share, for $1,500,000. In connection with the Reorganization, the Company issued 4,800 shares of its Series B Preferred Stock to an unaffiliated party in payment of a broker's commission. Each share of the the Company's Series B and Series C Preferred Stock is convertible into 125 shares of the Company's common stock.

         In connection with the Reorganization, all of the Company's pre-Reorganization officers and directors resigned and Wayne Allyn Root, Douglas
R. Miller and Thomas G. Muehlbauer were appointed as directors of the Company. Mr. Root was also appointed to serve as the Company's Chairman of the Board and Chief Executive Officer, Mr. Miller was appointed to serve as the Company's President and Chief Operating Officer. Mr. Muehlbauer was appointed to serve as the Company's Chief Financial Officer and Executive Vice President.

         The Company intends to seek shareholder approval of (i) an increase in the Company's authorized common stock to 50 million shares and preferred stock to 5 million shares, (ii) a 1 for 4 reverse split of the Company's outstanding common shares, and (iii) a change in the Company's corporate name to "Global Sports & Entertainment, Inc." Upon the effectiveness of the increase in the Company's authorized common stock and reverse split, the shares of Series B Preferred Stock issued to the former shareholders of Global Sports and TurfClub shall automatically convert into a total of 20,920,750 shares (as adjusted for the split) of the Company's common stock, and the outstanding Series C Preferred Stock shall be convertible, at the holder's option, into a total of 2,000,000 shares (as adjusted for the split) of the Company's common stock. The Company anticipates that the reverse split will not affect the Company's stockholder's equity as reflected on the financial statements, except to change the number of issued and outstanding shares of common stock.

         Because the stockholders of Global Sports and TurfClub owned approximately 78% of the outstanding voting shares of the Company after giving effect to the Reorganization, the acquisition of Global Sports and TurfClub is considered to be a reverse merger, and Global Sports and TurfClub will be deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirers prior to the merger will be retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirers stock by an offset to capital.

Liquidity and Capital Resources

         As of June 30, 2001, the Company had current assets of $5,964 and a working capital deficit of $113,404. In addition, the Company had a total accumulated deficit of $12,674,838 as of June 30, 2001. As noted above, however, in July 2001, the Company sold 64,000 shares of its Series C Preferred Stock for the gross proceeds of $1,500,000.

         As of the date of this report, the Company believes that it will require, at least, an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

Forward Looking Statements

         This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions and information currently available to us. When used in this prospectus, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company's recent reorganization and the inherent difficulties in integrating the two acquired businesses; the Company's present financial condition; the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits
                  --------

                  Exhibit 2.1 Agreement and Plan of Reorganization dated July 6, 2001 between, among others, the Company, Global Sports & Entertainment, Inc. and TurfClub.com, Inc. (Incorporated by reference to the Company's Form 8-K filed July 24, 2001, File No. Commission No. 000-24520).

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed no report on Form 8-K during the quarterly period ended June 30, 2001.

                  On July 24, 2001, the Company filed a Form 8-K to report (i) the changes in control and (ii) the proposed amendments to the Certificate of Incorporation as described in Item 2 above. The Company intends to file the required financial statements and pro forma financial information by way of an amendment to the Form 8-K on or before September 24, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            IMSCO Technologies, Inc.
                                            (Registrant)



Date: August 14, 2001                       By: /s/ THOMAS G. MUEHLBAUER
                                                --------------------------------
                                                Thomas G. Muehlbauer,
                                                Chief Financial Officer and
                                                Vice President