Form 10QSB
period 2001-09-30
GLOBAL SPORTS & ENTERTAINMENT INC/
filed 2001-11-19
CIK 924396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

                        Commission File Number 000-24520

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    04-3021770
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                5092 S. Jones Boulevard, Las Vegas, Nevada 89118
                    (Address of principal executive offices)

                                 (702) 967-6000
                           (Issuer's telephone number)

                            IMSCO TECHNOLOGIES, INC.
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                               -----            -----

         As of September 30, 2001, the Company had 19,145,241 shares of its $.0001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                          Yes               No    X
                              -----             -----

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       (FORMERLY IMSCO TECHNOLOGIES, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS:
   Cash                                                             $   478,595
   Accounts receivable                                                  101,087
   Employee Advances                                                     30,000
   Prepaid expenses                                                     314,700
                                                                    ------------
     Total current assets                                               924,382
                                                                    ------------

Property & Equipment (net)                                              419,283
Other assets                                                            236,667
                                                                    ------------
     Total assets                                                   $ 1,580,332
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long term debt                                $    90,444
   Deferred revenue                                                     593,185
   Accounts payable                                                     604,629
   Other current liabilities                                             81,772
                                                                    ------------
     Total current liabilities                                        1,370,030
                                                                    ------------

Long term debt, less unamortized discount of $ 707,173                  271,677
                                                                    ------------
Total liabilities                                                     1,641,707
                                                                    ------------
SHAREHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value;
5,000,000 shares authorized;
64,000 shares issued and outstanding                                          6
Common stock - $0.0001 par value;
50,000,000 shares authorized;
19,145,241 issued and outstanding                                         1,915
Additional paid in capital                                            9,473,221
Accumulated deficit                                                  (9,536,517)
                                                                    ------------
Total stockholders deficit                                              (61,375)
                                                                    ------------

Total liabilities and stockholders deficit                          $ 1,580,332
                                                                    ============

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      GLOBAL SPORTS & ENTERTAINMENT, INC.
                                      (FORMERLY IMSCO TECHNOLOGIES, INC.)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------   -----------------------------
                                                           2001            2000            2001            2000
                                                      -------------   -------------   -------------   -------------

Net revenue - services                                $    232,019    $    228,697    $  1,234,411    $    228,697
Revenues - advertising                                      87,500              --          87,500              --
                                                      -------------   -------------   -------------   -------------
     Total revenues                                   $    319,519    $    228,697    $  1,321,911    $    228,697

Handicapping fees                                           46,923         141,438          84,162         141,438
Advertising expense                                        462,194       1,071,152         620,059       1,071,152
Salaries, wages & commissions                              572,038         606,118       1,135,113         628,864
Professional fees                                          261,696         169,829         300,042         194,353
General and administrative                                 164,360       2,482,615         758,510       2,566,620
Non-recurring charge                                       345,000              --         345,000              --
Depreciation expense                                        57,749          38,515         173,248          38,515
                                                      -------------   -------------   -------------   -------------
     Total operating expense                             1,909,960       4,509,667       3,416,134       4,640,942
                                                      -------------   -------------   -------------   -------------
     Operating income (loss)                            (1,590,441)     (4,280,970)     (2,094,223)     (4,412,245)
                                                      -------------   -------------   -------------   -------------

Interest (expense)                                        (167,995)             --        (187,428)             --
                                                      -------------   -------------   -------------   -------------
     (Loss) before income taxes                         (1,758,436)     (4,280,970)     (2,281,651)     (4,412,245)
     Income Tax                                                 --              --              --              --
                                                      -------------   -------------   -------------   -------------
Net (loss)                                            $ (1,758,436)   $ (4,280,970)   $ (2,281,651)   $ (4,412,245)
                                                      -------------   =============   -------------   =============
Imputed non-cash dividend on
Series C Preferred Stock                                (1,092,000)                     (1,092,000)
                                                      -------------                   -------------
Net (loss) used in per share calculation              $ (2,850,436)                   $ (3,373,651)
                                                      =============                   =============

Basic and diluted (loss) per share of common stock:
     Net (loss) less non-cash dividend                $      (0.15)   $      (0.24)   $      (0.18)   $      (0.25)

Basic and diluted weighted shares of
common stock outstanding:                               18,645,241      18,001,932      18,645,241      17,742,461
                                                      =============   =============   =============   =============

                         The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            GLOBAL SPORTS & ENTERTAINMENT, INC.
                            (FORMERLY IMSCO TECHNOLOGIES, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ---------------------------
                                                                                2001            2000
                                                                            ------------   ------------
CASH FLOWS -  OPERATING ACTIVITIES:
   Net (loss)                                                               $(2,281,651)   $(4,412,245)
                                                                            ------------   ------------
     Adjustments to reconcile net (loss) to net cash used in operations:

       Depreciation                                                             173,248         38,515

       Services paid in stock                                                   150,000             --

       Services paid with warrants                                                3,333             --

       Interest expense - issuance of convertible debt                          152,089             --
       Interest expense - issuance of convertible debt (warrants portion)        12,059             --
       Increase (decrease) in:

       Deferred revenue                                                         234,195        256,610

       Accounts payable                                                          82,070         98,456

       Other current liabilities                                                 79,855             --
       (Increase) decrease in:

          Accounts receivable                                                  (131,087)       (88,264)

          Prepaid expenses                                                     (314,700)      (659,225)
                                                                            ------------   ------------
     Total adjustments
                                                                                441,062       (353,908)
                                                                            ------------   ------------
Total cash used in operating activities                                      (1,840,589)    (4,766,153)
                                                                            ------------   ------------

CASH FLOWS -  INVESTING ACTIVITIES:
   Cash acquired in merger                                                        5,964             --

   Purchase of fixed assets                                                          --       (692,992)
                                                                            ------------   ------------
   Total cash used in investing activities                                        5,964       (692,992)
                                                                            ------------   ------------

CASH FLOWS - FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                     886,666        194,716

   Payments on long-term debt                                                  (172,112)            --

   Proceeds from issuance of common stock                                       200,000             --
   Proceeds from issuance of preferred stock                                  1,324,000      5,628,712
                                                                            ------------   ------------
Total cash provided by financing activities                                   2,238,554      5,823,428
                                                                            ------------   ------------


Net increase in cash                                                            403,929        364,283
Cash - beginning of the periods                                                  74,666             --
                                                                            ------------   ------------
Cash - end of the periods                                                   $   478,595    $   364,283
                                                                            ============   ============

               The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                           GLOBAL SPORTS & ENTERTAINMENT, INC.
                                           (FORMERLY IMSCO TECHNOLOGIES, INC.)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                       (UNAUDITED)

                                                       Series B                Series C
                                                      Convertible             Convertible
                                                    Preferred Stock          Preferred Stock            Common shares
                                               -------------------------   -------------------  -------------------------
                                                  No. of                     No. of                No. of        Common
                                                  Shares        Amount       Shares    Amount      Shares        Amount
                                               ------------   ----------   ----------  -------  ------------   ----------

Balance Dec 31, 2000
 - Global Sports Edge, Inc                       3,807,484    $   3,807           --       --    10,125,000    $   1,013

Shares of Series B Preferred issued in
 reorganization (Notes 1 and 3)                    475,048           48           --       --            --           --
Recapitalization adjustment                     (3,807,484)      (3,807)          --       --   (10,125,000)      (1,013)
Shares issued for services                              --           --           --       --       150,000           15
Acquired equity of GWIN in reorganization               --           --           --       --     3,750,000          375
Issuance of preferred shares with warrants              --           --       64,000        6            --           --
Issuance of common shares                               --           --           --       --       400,000           40
Issuance of warrants for services                       --           --           --       --            --           --
Conversion of Series B Preferred shares           (475,048)         (48)          --       --    14,845,241        1,485
Recorded value of warrants
 issued with debentures                                 --           --           --       --            --           --
Interest expense from issuance of debentures            --           --           --       --            --           --
Consolidated net loss for nine
 months ended Sept 30                                   --           --           --       --            --           --
Imputed non-cash dividend on
 Series C Preferred Stock                               --           --           --       --            --           --
                                               ------------   ----------   ----------  -------  ------------   ----------
Balance - September 30, 2001                            --           --       64,000        6    19,145,241    $   1,915
                                               ============   ==========   ==========  =======  ============   ==========
                                                                                                              (CONTINUED)


                                                                                Total
                                                 Paid-In      Accumulated    Shareholders'
                                                 Capital        Deficit         Equity
                                               ------------   ------------   ------------

Balance Dec 31, 2000
 - Global Sports Edge, Inc                     $ 5,706,405    $(6,162,866)   $  (451,641)

Shares of Series B Preferred issued in
 reorganization (Notes 1 and 3)                        (48)            --             --
Recapitalization adjustment                          4,820             --             --
Shares issued for services                         149,985             --        150,000
Acquired equity of GWIN in reorganization         (113,779)            --       (113,404)
Issuance of preferred shares with warrants       1,323,994             --      1,324,000
Issuance of common shares                          199,960             --        200,000
Issuance of warrants for services                  240,000             --        240,000
Conversion of Series B Preferred shares             (1,437)            --             --
Recorded value of warrants
 issued with debentures                            719,232             --        719,232
Interest expense from issuance of debentures       152,089             --        152,089
Consolidated net loss for nine
 months ended Sept 30                                   --     (2,281,651)    (2,281,651)
Imputed non-cash dividend on
 Series C Preferred Stock                        1,092,000     (1,092,000)            --
                                               ------------   ------------   ------------
Balance - September 30, 2001                   $ 9,473,221    $(9,536,517)   $   (61,375)
                                               ============   ============   ============

                              The accompanying notes are an integral part of the unaudited consolidated financial statements.

              GLOBAL SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                       (FORMERLY IMSCO TECHNOLOGIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CHANGES IN CONTROL OF COMPANY

         Prior to August 27, 2001, the corporation was known as IMSCO Technologies, Inc. (the "Company"). On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation. which has been renamed Global SportsEDGE, Inc. ("SportsEDGE"), completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of SportsEDGE stock in exchange for a controlling interest in the Company (the "Reorganization"). As the Company was, at the time, a public shell, the transaction will be reflected as a recapitalization of the accounting acquiror, SportsEDGE. Initially, the reverse acquisition included a California corporation, TurfClub.com, Inc. ("TurfClub") (See Notes 5 and 7).

         On August 27, 2001, the Company amended its certificate of incorporation to (i) change its name to Global Sports & Entertainment, Inc, (ii) effect a one-for-four reverse split of its common stock and (iii) increase the number of authorized shares to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. All share numbers have been changed to reflect the reverse stock split.

         The consolidated financial statements of the Company reflect the results of operations of SportsEDGE and the Company from July 11, 2001 through September 30, 2001. The consolidated financial statements prior to July 11, 2001 reflect the results of operations and financial position of SportsEdge. Pro forma information on this transaction is not presented because, at the date of this transaction, the Company was considered a public shell and accordingly, the transaction was not considered a business combination.

         The Company is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

         The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the fourth quarter and the first quarter, and the remainder of the year.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, SportsEDGE as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. (See Notes 1 and 7).

         EARNINGS (LOSS) PER SHARE - "Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the nine months ended September 30, 2001 and 2000, the number of common stock equivalents excluded from the calculation were 5,770,121 and 6,890,121, respectively. These common stock equivalents could potentially dilute earnings per share in the future.

         Shares issued in the reverse acquisition (see Note 1 and 3) are reflected as outstanding for all periods presented.

         STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         REVENUE RECOGNITION - Revenue from service agreements is recognized pro ratably over the term of the agreement.

         BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature (See Note 3) representing a 25% imputed discount. The value of such features is recorded by the Company as interest expense of $152,089 and $-0- for the three months ended September 30, 2001 and 2000, respectively, as well as the nine month periods then ended. (See Notes 1 and 5).

         CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS - The costs of developing the Company's websites and internal computer software are accounted for in accordance with SOP 98-1, as software developed for internal use. All costs related to the preliminary project stage in which the nature of the project and the strategy to attain the objectives is explored are expensed. The next stage, the application development stage, includes external directs costs of materials and services as well as internal costs for payroll and other costs, which are capitalized. Post implementation/operation stage costs and training costs are expensed as incurred.

NOTE 3 - STOCKHOLDERS' EQUITY

         COMMON STOCK - During the nine months ended September 30, 2001, the Company sold 400,000 shares of common stock and granted 400,000 stock warrants with an exercise price of $1 to a member of its Board of Directors for $200,000.

         CONVERTIBLE PREFERRED STOCK - The Company issued approximately 475,050 shares of Series B convertible preferred stock to its subsidiary as part of the Reorganization of the Company on July 11, 2001. (See Note 1). The Company issued 4,800 shares of Series B convertible preferred stock (representing 150,000 post-reverse-split shares of common stock) as payment for a brokers' commission resulting in a charge to operations of $150,000. All of our Series B preferred stock was converted on August 27, 2001 into common stock on a 31.25:1 basis.

         On July 11, 2001, the Company sold 64,000 units for $1,500,000. Each unit consists of one share of Series C convertible preferred stock and one warrant exercisable at $31.25 for an additional share of Series C stock. The Series C convertible preferred stock has a conversion rate that varies with dilution. The base conversion rate of 31.25:1 has subsequently increased to 46.875:1. The beneficial conversion feature representing a 25% imputed discount and totaling $1,092,000 was charged to retained earnings in a manner analogous to a dividend.

         WARRANTS AND CONVERTIBLE DEBENTURES - The Company issued warrants and 5% convertible debentures to investors for approximately $836,000 during the nine months ended September 30, 2001. The detachable warrants issued in conjunction with this debt have been valued at $719,232 by management. The value of these warrants is being charged to operating expense over the life of the related debt.

         The Company also issued a warrant to purchase 600,000 shares of stock at $0.10 per share as payment for financial advisory services for a period of 4 years. These services were valued at $240,000 and are to be amortized over the life of the agreement. The charge to operations totaled $3,333 for the three and nine months ending September 30, 2001.

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company incurred a net loss of $2,281,651 for the nine months ended September 30, 2001 and has an accumulated deficit of $9,536,517. The operating losses, as well as the uncertain sources of financing, creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company intends to secure additional financing, consistent with its original business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 - NON-RECURRING CHARGES

         The Company incurred certain non-recurring charges related to the cancelled merger with TurfClub.com. These charges include $345,000 advanced to the management of TurfClub.com for normal operating expenses. Management has deemed these amounts uncollectible from TurfClub.com, and has charged the items to operations.

NOTE 6 - COMMITMENTS

         PREPAID ADVERTISING CREDITS - On July 17, 2000, the Company entered into an agreement with SonicPort.Com, Inc. ("SonicPort") to sell its Media Credits for 694,400 restricted shares of SonicPort common stock having an estimated fair value of $750,000. SonicPort would pay for the Media Credits on a dollar for dollar basis as the Media was used. If all media credits were made available to SonicPort by July 1, 2001 and SonicPort had not used all of the available Media Credits by then GWIN shall be entitled to the remaining shares related to the unused Media Credits.

         On July 1, 2001, these shares were released into the custody of the Company. Management believes that these shares are impaired and has recorded a valuation allowance equal to the entire value.

         LEGAL MATTERS - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

NOTE 7 - SUBSEQUENT EVENT

         Management is seeking to formally rescind the share exchange transaction with the shareholders of TurfClub.com on the basis of several significant issues. As of September 30, 2001, the Company had not issued the shares of Company stock to the TurfClub.com shareholders and does not intend to issue those shares in the future. Management believes that the reasons for this action are meritorious and intends to vigorously oppose any actions by the former shareholders to cause the issuance of the shares.

         On October 1, 2001, a complaint was filed against the Company by an unrelated entity named Global Sports, Inc. in the United States Court for the Eastern District of Pennsylvania alleging various federal and state law claims relating to our use of the name "Global Sports" in connection with our business. We are in the process of evaluating our legal options with respect to this lawsuit.

Item 2.  Management's Discussion and Analysis or Plan of Operation

OVERVIEW

         We provide sports handicapping information and analysis to sports bettors through direct marketing channels such as television infomercials, radio programs, the Internet, telemarketing and print media. The handicapping information that we currently provide includes commentary, analysis and picks from leading sports handicappers for professional and college football, professional and college basketball and professional baseball.

         We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers that call the telephone numbers advertised on our weekly 30-minute infomercial program called THE GLOBAL SPORTSEDGE,TM which airs nationally every Saturday morning during the football season on the PAX TV, a cable television channel. We also sell our handicapping services through an arrangement with National Sports Service on its television show, PROLINE, which airs weekly on USA Network, a cable television channel as well as on our Web site located at www.GSportsEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

PLAN OF OPERATIONS

         Over the next 12 months, we intend to expand our infomercial business model to cover additional sports, such as soccer, cricket and rugby, in other geographic markets. We also intend to continue marketing our existing handicapping services for football, basketball and baseball in the United States in order to build its existing customer base.

         As of September 30, 2001, we had current assets of $924,382 and a working capital deficit of $445,648. In addition, we had a total accumulated deficit of $(9,536,517) as of September 30, 2001. In connection with our reorganization in July 2001, we sold 64,000 shares of our Series C preferred stock with attached warrants for the gross proceeds of $1,500,000. In August and September, we raised an additional $1,036,667 through a private placement offering of debentures and common stock, each with attached common stock purchase warrants. Due to the operating losses during this period, we had approximately $478,595 of available cash remaining as of September 30, 2001.

         We require approximately $130,000 per month during the football season to purchase cable television airtime for our infomercials and to promote our services on radio and in print publications. We require an additional $200,000 per month to fund our normal operations. Our management believes that it will require, at least, an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from cash flows from operating and the sale of our securities. There are no commitments on the part of anyone to buy our securities and there can be no assurance that we will be able to sell our securities on satisfactory terms, if at all.

SEASONALITY

         Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and fourth quarters of its fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the second and third quarters and higher net sales in the third and fourth quarters We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                           FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition; the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 27, 2001, a complaint was filed in the Los Angeles County Superior Court against us by our former lessor, Sitrick and Company, Inc. . Among other things, the complaint alleges breach of contract by failing to make the required payments under a sublease agreement for office space. On June 19, 2000, we entered into a sublease agreement with the plaintiff to sublease certain space for monthly payments ranging from $28,844.75 to $31,460 until October 31, 2003. The plaintiff is seeking monetary damages for an amount which has not yet been ascertained. We are currently defending this litigation and trial has been scheduled for April 2002.

         On October 1, 2001, a complaint was filed against us by Global Sports, Inc. in the United States Court for the Eastern District of Pennsylvania alleging various federal and state law claims relating to our use of the name "Global Sports" in connection with our business. The complaint alleges infringement and dilution of the plaintiff's common law trademark and service mark and violation of federal and state unfair competition laws. Among other things, the plaintiff is seeking an injunction to prevent us from using the "Global Sports" mark and monetary damages in excess of $100,000 for trademark infringement and unfair competition. We are in the process of evaluating our legal options with respect to this lawsuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended September 30, 2001, the we sold and issued the following unregistered securities:

Common Stock
------------

         In September 2001, we sold 400,000 shares of our common stock, together with a warrant to purchase an additional 400,000 shares of the our common stock to one accredited investor for a purchase price of $200,000. The warrant entitles the holder to purchase 400,000 shares of common stock at an exercise price of $1.00 per share exercisable until August 31, 2004. The issuance was conducted pursuant to Section 4(2) of the Securities Act of 1933 ("1933 Act") and Rule 506 thereunder. There were no brokers or finders employed in the transaction.

Convertible Series B and C Preferred Stock
------------------------------------------

         In connection with our reorganization in July 2001, we agreed to issue an aggregate of 669,464 shares of our Series B preferred stock. Each share of our Series B preferred stock was automatically convertible upon the completion of a one-for-four reverse stock split. In connection with this reorganization, we issued 4,800 shares of our Series B preferred stock to an unaffiliated party in payment of its broker commission. On August 27, 2001, each outstanding share of our Series B preferred stock was converted into 31.25 shares of common stock. The issuance was conducted pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder. There was one finder employed in this transaction.

         Concurrent with our reorganization in July 2001, we sold 64,000 units to one accredited investor for a gross proceed of $1,500,000. Each unit consisting of one share of the Series C preferred stock and one warrant to purchase one share of the Series C preferred stock at an exercise price of $31.25 expiring on July 5, 2004. Each share of the Series C preferred stock is currently convertible into 46.875 shares of the Company's common stock. The issuance was conducted pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder. We paid a finder's fee of $150,000 to an affiliated entity for services rendered in connection with this transaction.

Convertible Debentures
----------------------

         In August and September of 2001, we issued an aggregate of $836,667 principal amount of our 5% convertible debentures with attached common stock purchase warrants to six investors in a private placement offering conducted by certain of our directors and officers. The debentures are immediately convertible into common stock at a conversion price of $0.50 per share (after giving effect to an adjustment from the original conversion price of $0.75 per share) and will automatically convert into common stock on August 31, 2003. Each debenture is accompanied by a detachable warrant to purchase an additional number of shares of our common stock equal to the principal amount of the debenture purchased divided by $0.50 at an exercise price of $1.00 per share. The warrants are exercisable until August 31, 2004. The purchasers of these debentures were provided with certain registration rights. The issuance was conducted pursuant to Section 4(2) of the 1933 Act or Rule 506 thereunder. There were no brokers or finders employed in the transaction.

Options and Warrants
--------------------

         In addition to the related warrants noted above, during the quarter ended September 30, 2001, we issued a warrant to purchase 600,000 shares of common stock to Keating Investments, LLC in consideration for services to be rendered pursuant to a certain financial advisory agreement. The warrant entitles the holder to purchase 600,000 shares of common stock at an exercise price of $0.10 per share until September 10, 2006. We also issued to other consultants warrants to purchase a total of 517,848 shares of common stock at exercise prices ranging from $0.75 to $1.50. These issuances were made in reliance on Section 4(2) of the 1933 Act. As of the date of this report, none of these warrants have been exercised.

         In connection with the reorganization in July 2001, all outstanding options and warrants granted by Global SportsEDGE prior to the reorganization will be exchanged for options and warrants to purchase a total of 4,252,276 shares of our common stock at exercise prices ranging from $0.29 to $10.50 per share and termination dates ranging from November 21, 2002 to January 1, 2010. The issuance will be made in reliance on Section 4(2) of the 1933 Act. As of the date of this report, no warrants or options have been exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 27, 2001, a special meeting of the stockholders of our stockholders was held for the purposes of seeking stockholder approval to (i) increase our authorized common stock to 50 million shares and preferred stock to 5 million shares, (ii) effect a one-for-four reverse split of our outstanding common shares, and (iii) change our corporate name to "Global Sports & Entertainment, Inc." Out of a total equivalent of 26,820,750 voting shares issued, outstanding and entitled to vote at the meeting after giving effect to the reverse stock split, approximately 15,205,992 votes were present at the meeting, all of which were represented via telephone conference. All of the matters put before the stockholders were approved with 15,205,992 votes in favor of all matters, with no votes against and no abstentions.

ITEM 5.  OTHER INFORMATION.

         In July 2001, Global Sports & Entertainment, Inc. (which has been renamed Global SportsEDGE, Inc.) and Turfclub.com, Inc. agreed to a reverse acquisition of our company in which we agreed to acquire all of the outstanding capital stock of SportsEDGE and Turfclub.com in exchange for 669,464 shares of its Series B preferred stock. The shares of Series B preferred stock that were contemplated to be issued under the Agreement and Plan of Reorganization dated July 6, 2001 were automatically converted into a total of 20,920,750 shares of our common stock concurrent with, and after giving effect to, a one-for-four reverse split of our common stock effected in August 2001. Our stockholders immediately prior to the reorganization held a total of 3,750,000 shares of our common stock after the reorganization, after giving effect to the one-for-four reverse stock split. In connection with the reorganization:

         o all of our former directors and officers resigned and were replaced by new directors and officers;

         o we amended our certificate of incorporation to (i) effect a one-for-four reverse stock split of our common stock; (ii) change our name to Global Sports & Entertainment, Inc.; and (iii) increase our authorized capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock;

         o we issued 14,845,241 shares of our common stock to the stockholders of SportsEDGE as a result of the automatic conversion of all outstanding shares of our Series B preferred stock and after giving effect to the one-for-four reverse split of our common stock;

         o we issued options and warrants to purchase a total of 4,252,276 shares of our common stock to replace options and warrants held by the former stockholders of SportsEDGE; and

         o we concurrently raised $1,500,000 in a private placement sale of 64,000 shares of our Series C convertible preferred stock, each share of which is convertible at any time into 46.875 shares of common stock, plus warrants to purchase an additional 64,000 shares of Series C convertible preferred stock.

         As part of the reorganization, we filed with the Secretary of State of California, on July 10, 2001, an Agreement of Merger providing for the merger of Turfclub.com, Inc., a California corporation, with and into a wholly-owed subsidiary of our company formed solely for the purpose of acquiring Turfclub.com. The Agreement of Merger contemplates that the outstanding capital stock of Turfclub.com would convert into a total of 194,416 shares of our Series B Preferred Stock, which would have been converted into a total of 6,075,500 shares of the our common stock as a result of the amendment to our Certificate of Incorporation which was filed on August 27, 2001. However, management believes that Turfclub.com breached its agreement with us and therefore we are seeking to formally rescind the transaction with Turfclub.com. We have offered to return the Turbclub.com business to the shareholders of TurfClub.com pending a resolution of this dispute. As of the filing of this report, we had not issued the shares of our stock to the former TurfClub.com shareholders and do not intend to issue those shares in the future. Management believes that its reasons for rescinding the Turfclub.com acquisition are meritorious and intends to vigorously oppose any actions by the Turfclub.com shareholders to cause us to issue of its common shares for purposes of completing the transaction.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit No.       Description
                  -----------       -----------

                  Exhibit 2.1       Agreement and Plan of Reorganization
                                    dated July 6, 2001 between, among others, the Company, Global Sports & Entertainment, Inc. and TurfClub.com, Inc. (filed with this 10-QSB).

                  Exhibit 3.1 Certificate of Incorporation, as amended (filed with this 10-QSB).

                  Exhibit 4.1 Certificate of Designations of Series B and Series C (filed with this 10-QSB).

                  Exhibit 10.1 Form of Common Stock Purchase Warrant (filed with this 10-QSB).

                  Exhibit 10.2 Form of Debenture Purchase Agreement (filed with this 10-QSB).

                  Exhibit 10.3 Form of 5% Convertible Debenture (filed with this 10-QSB).

                  Exhibit 10.4 Financial Advisory Agreement dated September 10, 2001 between the Company and Keating Investments, LLC (filed with this 10-QSB).

                  Exhibit 10.5 Executive Services Agreement dated December 6, 1999 between Douglas R. Miller and the Company (filed with this 10-QSB).

                  Exhibit 10.6 Executive Services Agreement dated December 6, 1999 between Wayne Allyn Root and the Company (filed with this 10-QSB).

                  Exhibit 10.7      Sports Personality Agreement dated
                                    March 2, 2000 between Wayne Allyn Root and the Company (filed with this 10-QSB).

                  Exhibit 10.8 Common Stock Purchase Warrant issued to Keating Investments, LLC (filed with this 10-QSB).

                  Exhibit 10.9 Debenture Purchase Agreement dated September 19, 2001 between Wayne Allyn Root and the Company (filed with this 10-QSB).

                  Exhibit 10.10     5% Convertible Debenture dated
                                    September 19, 2001 issued to Wayne Allyn
                                    Root (filed with this 10-QSB).

                  Exhibit 10.11 Common Stock Purchase Warrant issued to Wayne Allyn Root (filed with this 10-QSB).

                  Exhibit 10.12     Debenture Purchase Agreement dated
                                    August 31, 2001 between John T. Manner and the Company (filed with this 10-QSB).

                  Exhibit 10.13     5% Convertible Debenture dated
                                    September 19, 2001 issued to John T. Manner
                                    (filed with this 10-QSB).

                  Exhibit 10.14     Common Stock Purchase Warrant issued
                                    to John T. Manner (filed with this 10-QSB).

                  Exhibit 10.15 Common Stock Purchase Agreement dated September 4, 2001 between Keating Partners, L.P. and the Company (filed with this 10-QSB).

                  Exhibit 10.16     Common Stock Purchase Warrant issued
                                    to Keating Partners, L.P. (filed with this
                                    10-QSB).

                  Exhibit 10.17 Promissory Note dated October 23, 2000 issued to Wayne Allyn Root by the Company (filed with this 10-QSB).

                  Exhibit 10.18 Letter Agreement dated July 5, 2001 between Keating Investments, LLC and the Company (filed with this 10-QSB).

                  Exhibit 10.19     Series C Preferred Stock Purchase
                                    Agreement dated July 10, 2001 between
                                    Trilium Holdings Ltd. and the Company (filed with this 10-QSB).

         (b)      REPORTS ON FORM 8-K

                  On July 24, 2001, we filed a Form 8-K to report (i) the changes in control and (ii) the proposed amendments to the Certificate of Incorporation as described in Item 5 above.

                  We intend to file the required financial statements by way of an amendment to the Form 8-K as soon as practicable.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global Sports & Entertainment, Inc.
                                    (Registrant)

Dated:  November 19, 2001           By:  /s/ Douglas R. Miller
                                        ----------------------------------------
                                        Douglas R. Miller
                                        President and Chief Financial Officer