Form 10KSB
period 2001-12-31
GLOBAL SPORTS & ENTERTAINMENT INC/
filed 2002-04-01
CIK 924396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================


                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-24520


                       GLOBAL SPORTS & ENTERTAINMENT, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-302177
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

       5092 South Jones Blvd.
         Las Vegas, Nevada                                        89118
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                            IMSCO TECHNOLOGIES, INC.
         --------------------------------------------------------------
                           (Former Name of Registrant)


(Registrant's telephone number, including area code):         (702) 967-6000
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.0001 Par Value
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2002 was approximately $7,811,049 based upon the closing price per share of the Common Stock of $.80 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2002:

               Common Stock, $.0001 Par Value -- 19,654,728 shares
        ----------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

PART I ...................................................................... 1

Item 1.  Description of Business ............................................ 1

Item 2.  Description of Properties .......................................... 3

Item 3.  Legal Proceedings .................................................. 3

Item 4.  Submission of Matters to a Vote of Security Holders ................ 4

PART II ..................................................................... 4

Item 5.  Market for Common Equity and Related Stockholder Matters ........... 4

Item 6.  Management's Discussion and Analysis and Results of Operations...... 4

Item 7.  Financial Statements ............................................... 7

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................. 7

PART III .................................................................... 7

Item 9.  Identification of Directors, Executive Officers,
           Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act ................................ 7

Item 10. Executive Compensation ............................................. 9

Item 11. Security Ownership of Certain Beneficial Owners and Management......10

Item 12. Certain Relationships and Related Transactions .....................12

Item 13. Exhibits, Lists and Reports on Form 8-K ............................13

SIGNATURES ..................................................................14

Exhibit Index

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

         We were originally incorporated in Nevada in 1986. We reincorporated in Massachusetts in 1987 and reincorporated in Delaware under the name of IMSCO Technologies, Inc. in 1996. From July 1992 to August 1999, we were engaged in the research and development of electrostatic separation technologies. In late 1999, we ceased our operations and shifted our focus toward the strategic acquisition of an operating business. To that end, in July 2001, we acquired our sports handicapping business, which we operate through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation.

         In July 2001, Global Sports & Entertainment, Inc. (which has been renamed Global SportsEDGE, Inc.) completed a reverse acquisition of our company in which we acquired all of the outstanding capital stock of Global SportsEDGE in exchange for shares of our Series B preferred stock. The shares of Series B preferred stock that were issued in the reorganization were automatically converted into a total of 14,845,241 shares of our common stock concurrent with, and after giving effect to, a one-for-four reverse split of our common stock effected in August 2001. The stockholders of our company prior to the reorganization held a total of 3,750,000 shares of our common stock after the reorganization and after giving effect to the reverse stock split. Unless otherwise indicated, all share numbers stated in this memorandum give effect to the reorganization and the one-for-four reverse stock split. Initially, the reverse acquisition included a California corporation, TurfClub.com, Inc. ("TurfClub") The Company sought to rescind the transaction with respect to TurfClub. Subsequent to year end, the Company has also reached an agreement with some of the former shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind. That agreement provides that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a non-recurring charge of approximately $866,000 for the estimated cost of reaching a similar agreement with all of the former TurfClub shareholders who were not involved in the matters of dispute.

OUR SERVICES

         We provide sports handicapping analysis and advice to sports bettors worldwide through our wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE, Inc. provides professional handicapping advice on professional (NFL) and college (NCAA) football, professional (NBA) and college basketball and professional baseball (MLB) with plans to expand in Europe and Asia covering soccer, cricket, and rugby.

         Our main advertising vehicle is THE GLOBAL SPORTSEDGE(TM), a lively 30-minute, professionally produced television infomercial that airs nationally Saturday mornings during the football season on PAX TV Network, a cable television channel reaching 77 million households. The show stars and is hosted by company Chairman and CEO Wayne Allyn Root. Mr. Root is joined by members of our team of professional handicappers, including former Dallas Cowboy, NFL Hall of Famer and Super Bowl MVP Randy White, and champion handicappers Larry Ness, Chip Chirimbes, and Alec McMordie. This past season, NFL Hall of Famer and Heisman Trophy winner Tony Dorsett, and NBA Hall of Famer, Rick Barry appeared as guests on the show. In prior years, NFL celebrities included NFL Hall of Famer and Super Bowl MVP John Riggins, six-time NFL All-Pro Dan Hampton, and New York Giants Super Bowl Champion Phil McConkey.

DISTRIBUTION

         We generate revenue from our television show and other advertising by having sports fans and bettors call either a 900 number, where they are charged a flat fee for a selected celebrity handicapper's game advice and analysis, and/or an 800 number, where an experienced account representative offers the caller a more comprehensive selection of services, such as a slate of predictions for the weekend or a whole season's worth of top picks. We have a total of approximately 55 commission-based account representatives in two offices, one in Las Vegas and the other in Phoenix.

         We sell our handicapper's game picks through both inbound and outbound telemarketing. During the football season, our weekly television infomercials generate significant consumer interest in our handicapping information so that a large portion of our revenues is generated by inbound calls that our sales representatives convert into sales. Each inbound call, whether or not converted to an immediate sale, is added to our database of potential customers. Outside of football season, when we do not air regular weekly television infomercials, our sales representatives rely on our caller database to place outbound marketing calls to sell handicapping information for other sporting events, such as professional and college basketball and major league baseball.

         Inbound calls are made to either a toll-free 800 number or a fee-based 900 number. Unique telephone numbers are assigned to each of our handicappers and to each promotional vehicle. Callers that wish to consult with a live sales representative for a particular handicapper are instructed to call an 800 number and are given personal assistance in selecting picks to buy. Customers that do not wish to speak with a sale representative may call a 900 number to hear our handicapper's picks in a recorded message for which they are charged a flat fee.

         Our telephone sales representatives have a comprehensive knowledge of sports and the business of sports betting. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. Many of our customers develop a relationship with a particular sales representative and call that representative on a regular basis to purchase our handicapper's picks. We compensate our sales representatives strictly on a commission basis. Sales commissions, including overrides paid to our sales managers, average approximately 25% of gross sales.

         We sell the analysis and picks of our professional handicappers in a variety of packages and at various prices. Prices vary by handicapper based on their past success rate and the resulting demand for their picks. Prices also vary by the packages of picks offered by each handicapper, with higher prices for the picks considered by our handicappers to have better odds of beating the spread for a particular game.

         We also sell our sports handicapping information for football, basketball and baseball on our Web site at www.GSportsEDGE.com. Visitors to this site can purchase both unique packages of picks offered only on our Web site as well as many of the picks of our sports handicappers in the same packages and for the same prices as if they had called our sales office.

            In addition to our weekly infomercials, we advertise our sports handicapping services through an exclusive advertising campaign on America's highest rated sports talk radio show, The Jim Rome Show. We believe that the leads generated by our promotions on The Jim Rome Show produce a significant portion of our revenues.

COMPETITION

         We face competition from numerous operations that sell sports handicapping information through television infomercials, print media, direct mail, the Internet and telemarketing. While we believe that we feature the leading handicappers in the country, some of our competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and larger user and membership bases.

         We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. National Sports Service has been a highly successful industry leader for the past 25 years. Prior to joining Global Sports & Entertainment, our Chairman and CEO, Wayne Allyn Root, spent ten years as a sports handicapper at National Sports Service.

         Other major competitors include vegasinsider.com, a leading provider of sports gaming information and a subsidiary of Sportsline.com, a leading online sports information site that also offers handicapping information.

SUPPLIERS AND EQUIPMENT VENDORS

            We are primarily a service business and do not rely on any significant suppliers or equipment vendors beyond the services of the professional handicappers we employ.

INTELLECTUAL PROPERTY

         We regard the professional reputations of our expert handicappers, and the methodologies they employ, as important to our ability to maintain and grow our business. We generally enter into agreements with our handicappers to obtain exclusive rights to use their name, likeness and services in connection with our business and to obtain confidentiality and non-competition protections. The enforceability of these agreements may be limited in some jurisdictions and we cannot prevent our handicappers from terminating their relationships with us.

         We intend to apply for registration with the United States Patent and Trademark Office of our tradename "Global SportsEDGE." We also own the Internet domain names www.globalsportsedge.com and www.gsportsedge.com. We believe that our tradenames and other proprietary rights are important to our brand-building efforts and our marketing concept.

GOVERNMENTAL REGULATION

         Gaming activities are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic or regulatory policies. The marketing and sale of our handicapping information and analysis is not currently subject to direct government control, other than regulations applicable to businesses generally. However, we believe that demand for our services is related to the availability of legal gaming activities. Significant new restrictions on wagering on sporting events could have a negative impact on sales of our handicapping information.

         Due to the global nature of the Internet and the national reach of our cable television infomercials, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate our sales of sports handicapping information over the Internet or by telephone or to prosecute us for violations of their laws. In addition, it is also possible that states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Internet.

         All 50 states currently have statutes or regulations restricting or prohibiting gaming activities. In most states it is illegal for anyone either to accept or make a wager, although there are exceptions that vary by state, such as exceptions for pari-mutuel betting in many states. The Federal Interstate Wire Act contains provisions that make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws also impact gaming activities and further legislation is being considered in Congress and individual states.

EMPLOYEES

         We currently have 7 full-time employees and 3 part-time employees. In addition, we have approximately 35 commissioned-based telemarketing sales representatives in our Las Vegas and Phoenix sales offices. Our employees are not represented by any collective bargaining agreement, and we have never had a work stoppage. We believe our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We currently lease approximately 5,325 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2004, although we have an option to extend the term of the lease for an additional 3 years. Our lease for our Las Vegas facility requires monthly base rental payments of $8,520. We also lease approximately 2,713 square feet for our sales office in Phoenix, Arizona, under a lease that expires on October 31, 2003. Our lease for our Phoenix facility requires monthly base rental payments of $3,278.

ITEM 3.  LEGAL PROCEEDINGS

         On October 11, 2001, a complaint was filed against us by Global Sports, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging various federal and state law claims relating to our use of the name "Global Sports" in connection with our business. The complaint alleges infringement and dilution of the plaintiff's common law trademark and service mark and violation of federal and state unfair competition laws. Among other things, the plaintiff is seeking an injunction to prevent us from using the "Global Sports" mark and monetary damages in excess of $100,000 for trademark infringement and unfair competition. We are in the process of evaluating our legal options with respect to this lawsuit.

         On February 27, 2001, a complaint was filed in the Los Angeles County Superior Court against us by our former landlord, Sitrick and Company, Inc. Among other things, the complaint alleges breach of contract by failing to make the required payments under a sublease agreement for office space. On June 19, 2000, we entered into a sublease agreement with the plaintiff to sublease certain space for monthly payments ranging from $28,844.75 to $31,460 until October 31, 2003. The plaintiff is seeking monetary damages for an amount which has not yet been ascertained. We are currently defending this litigation and trial has been scheduled for August, 2002.

            From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         On August 27, 2001, a special meeting of the stockholders of our stockholders was held for the purposes of seeking stockholder approval to (i) increase our authorized common stock to 50 million shares and preferred stock to 5 million shares, (ii) effect a one-for-four reverse split of our outstanding common shares, and (iii) change our corporate name to "Global Sports & Entertainment, Inc." Out of a total equivalent of 26,820,750 voting shares issued outstanding and entitled to vote at the meeting after giving effect to the reverse stock split, approximately 15,205,992 votes were present at the meeting, all of which were represented via telephone conference. All of the matters put before the stockholders were approved with 15,205,992 votes in favor of all matters, with no votes against and no abstentions. Also see Item 1.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the OTC Bulletin Board under the symbol "GWIN" since September 7, 2001. From August 28, 2001 to September 6, 2001, our common stock traded on the OTC Bulletin Board under the symbol "GSPE" and prior to August 28, 2001 our common stock traded on the OTC Bulletin Board under the symbol "IMSO." The following table shows the high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

         The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the Over the Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             HIGH         LOW
           FISCAL YEAR 2000
           Fourth Quarter............................. $     .13          .09
           Third Quarter.............................. $     .30          .03
           Second Quarter............................. $     .75          .38
           First Quarter.............................. $     .91          .20

           FISCAL YEAR 2001
           Fourth Quarter............................. $    1.40          .51
           Third Quarter.............................. $    1.40          .27
           Second Quarter............................. $     .27          .05
           First Quarter.............................. $     .08          .06


         We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2001 the closing price of our Common Stock, as reported on the Over the Counter Bulletin Board, was $.90. There were approximately 881 holders of record of the Company's Common Stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND OUR INDUSTRY. WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE,

BUT ARE NOT LIMITED TO, WHETHER OR NOT OUR PRODUCTS ARE ACCEPTED BY THE MARKETPLACE AND THE PACE OF ANY SUCH ACCEPTANCE, OUR ABILITY TO OBTAIN FINANCING TO MAINTAIN OUR OPERATIONS, CHANGING ECONOMIC CONDITIONS AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE OUR CONTROL. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. YOU SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION IN FUTURE DOCUMENTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

         Our net loss decreased from $6,162,867 for the year ended December 31, 2000 to $5,527,352 for the year ended December 31, 2001. The net loss used in earnings per share calculation in 2001 was further increased by an imputed non-cash dividend on our Series C Preferred Shares of $1,092,000 to $6,619,352. This imputed dividend was a result of a 25% upward adjustment in the conversion rate attached to those Preferred Shares after issuance.

         Revenue from sales of sports handicapping information and analysis increased from $1,055,075 in 2000, our initial year of operation, to $3,083,314, a 192.2 % increase. Revenue from advertising agreements was $157,168 in 2001; we had no advertising agreements in 2000.

         Handicappers' fees increased from $291,432 in 2000 to $424,002 in 2001, an increase of 45%. This is less than the percentage increase in revenues because, in part, some handicapping contracts in 2000 provided for fixed minimum payments not directly related to sales volumes.

         Advertising expenses (including production of television shows) decreased from $3,172,392 in 2000 to $2,160,245 in 2001, a 31.9% reduction.
Advertising expenses in 2000 reflected the additional activities associated with the inception of operations; the reduction is largely the result of commitments in 2001 at a level consistent with continuing normal operations. The amounts for 2001 are more likely representative of future trends than the 2000 amounts.

         Professional fees increased from $475,900 in 2000 to $556,201 in 2001, a 16.8% increase. This increase is primarily a result of our common stock becoming publicly traded following the reverse merger in July of 2001.

         General and administrative expenses of $1,810,410 in 2000 also reflect the fact that operations commenced in that year. The 2001 amount of $1,238,880 (a 31.6% decrease) is more likely representative of future trends than the amount from the prior year.

         The non-recurring charge of $1,243,453 represents costs associated with a planned share exchange transaction. As described in Item 1, we are rescinding the share exchange transaction with the former shareholders of TurfClub.com. We have reached an agreement with certain of the former shareholders of TurfClub.com for issuance of shares and warrants in exchange for mutual releases from further claims in connection with this transaction. We have provided approximately $866,000 for the actual cost of that settlement and the estimated cost of agreeing to the same terms with other former shareholders. The remaining amount of this charge of $377,000 represents operating advances to TurfClub.com from the date of the proposed transaction until October 3, 2001. Management has determined that those advances are not collectible.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit as of December 31, 2001, was $3,118,002. Of that amount, approximately $823,000 represents revenues from sales which will not be recognized until after December 31, 2001. Since December 31, 2001, we have raised approximately $150,000 from our existing security holders exercising convertible debentures and warrants to purchase common stock. In addition, we have raised $200,000 from the sale of advertising and endorsement arrangements. We are continuing to pursue the private placement of investment units comprised of 5% Convertible Debentures with warrants to purchase common stock at $1.00 per share. We plan to raise approximately $1,800,000 net of commissions in that effort.

         We believe that the proceeds of that placement and cash flow from operations will be sufficient to fund foreseeable operating requirements. There are no commitments on the part of anyone to buy our securities and there can be no assurance that we will be able to sell our securities on satisfactory terms, if at all.

SEASONALITY

            Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and fourth quarters of our fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the second and third quarters and higher net sales in the first and fourth quarters. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       [FORMERLY IMSCO TECHNOLOGIES, INC.]


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet as of December 31, 2001..........................F-3

Consolidated Statement of Operations for the years ended
  December 31, 2001 and 2000................................................F-4

Consolidated Statement of Changes in Stockholders' Deficit
  for the years ended December 31, 2001 and 2000............................F-5

Consolidated Statement of Cash Flows for the year ended
  December 31, 2001 and 2000................................................F-6

Notes to Consolidated Financial Statements..................................F-7

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       [FORMERLY IMSCO TECHNOLOGIES, INC.]
                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Global Sports & Entertainment, Inc., and subsidiaries

                  We have audited the accompanying consolidated balance sheet of Global Sports & Entertainment, Inc. [formerly IMSCO Technologies, Inc.], and subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Sports & Entertainment, Inc. [formerly IMSCO Technologies, Inc.], and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.


Cranford, New Jersey
March 25, 2002

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       [FORMERLY IMSCO TECHNOLOGIES, INC.]
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001.


ASSETS:
CURRENT ASSETS:
   Cash                                                            $     44,603
   Accounts receivable                                                  103,706
                                                                   -------------

TOTAL CURRENT ASSETS                                                    148,309

PROPERTY AND EQUIPMENT (NET)                                            204,724

EQUIPMENT HELD UNDER CAPITAL LEASE (NET)                                156,810

DEPOSITS                                                                357,892
                                                                   -------------

   TOTAL ASSETS                                                    $    867,735
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Current Portion of Capital Lease                                $     89,176
   Notes & Accounts Payable - Related Parties                           251,666
   Deferred Revenue                                                     822,925
   Accounts Payable                                                     729,054
   Accrued settlement costs                                             866,453
   Accrued liabilities                                                  507,037


   TOTAL CURRENT LIABILITIES                                          3,266,311

LONG-TERM DEBT, LESS UNAMORTIZED DISCOUNT OF $647,237                   263,499
                                                                   -------------

   TOTAL LIABILITIES                                                  3,529,810
                                                                   -------------

STOCKHOLDERS' DEFICIT:
   Convertible Preferred Stock, Series C - Par Value $.0001,
      Authorized 5,000,000 Shares, 64,000 Shares Issued
      and Outstanding                                                         6

   Common Stock - Par Value $.0001, Authorized 50,000,000
     Shares, 19,195,241 Shares Issued and Outstanding                     1,920

   Additional Paid-in Capital                                        10,118,217

   Accumulated Deficit                                              (12,782,218)
                                                                   -------------

   TOTAL STOCKHOLDERS' DEFICIT                                       (2,662,075)
                                                                   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    867,735
                                                                   =============

   The Accompanying Notes are an Integral Part of these Financial Statements.

                          GLOBAL SPORTS & ENTERTAINMENT, INC.
                          [FORMERLY IMSCO TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                              DECEMBER 31, 2001 AND 2000.

                                                              2001            2000
                                                         -------------   -------------
REVENUES:
   Revenues - Services (Net of Credit Card Chargebacks
     of $284,012 & $82,806, respectively)                $  3,083,314    $  1,055,075
   Revenues - Advertising                                     157,168              --
                                                         -------------   -------------
TOTAL REVENUES                                              3,240,482       1,055,075
                                                         -------------   -------------

EXPENSES:
   Handicapping Fees                                          196,847         221,432
   Handicapping Fees - Related Party                          227,155          70,000
   Advertising Expense                                      2,160,245       3,172,392
   Compensation Expense                                     2,024,074       1,385,419
   Professional Fees                                          556,201         475,900
   Selling and Administrative Expense                       1,238,880       1,810,410
   Non-recurring charge                                     1,243,453              --
   Depreciation Expense                                       230,997         100,461
                                                         -------------   -------------

   TOTAL EXPENSES                                           7,877,852       7,236,014
                                                         -------------   -------------

   OPERATING (LOSS)                                        (4,637,370)     (6,180,939)
                                                         -------------   -------------

OTHER INCOME [EXPENSE]:
   Interest Income                                                 --          42,845
   Interest Expense                                          (887,659)        (22,856)
   Interest Expense - Related Party                            (2,323)         (1,917)
                                                         -------------   -------------

   OTHER INCOME [EXPENSE] - NET                              (889,982)         18,072
                                                         -------------   -------------

NET (LOSS)                                               $ (5,527,352)   $ (6,162,867)
                                                         -------------   -------------

IMPUTED NON-CASH DIVIDEND ON SERIES C PREFERRED STOCK      (1,092,000)             --
                                                         -------------   -------------

NET (LOSS) USED IN PER SHARE CALCULATION                 $ (6,619,352)   $ (6,162,867)
                                                         =============   =============

BASIC AND DILUTED (LOSS) PER SHARE OF COMMON STOCK       $      (0.35)   $      (0.33)
                                                         =============   =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING        18,801,491      18,745,241
                                                         =============   =============

      The Accompanying Notes are an Integral Part of these Financial Statements.

                                         F-4

                                              GLOBAL SPORTS & ENTERTAINMENT, INC.
                                              [FORMERLY IMSCO TECHNOLOGIES, INC.]
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR
                                          THE YEARS ENDED DECEMBER 31, 2001 AND 2000.

                                         PREFERRED STOCK                   COMMON STOCK            DISCOUNT ON      ADDITIONAL
                                  -----------------------------   -----------------------------      COMMON          PAID-IN
                                      SHARES         AMOUNT           SHARES          AMOUNT          STOCK          CAPITAL
                                  -------------   -------------   -------------   -------------   -------------   -------------
Issuance of Founders' Shares,
  January 15, 2000                          --              --      10,125,000    $     10,125    $    (10,125)             --

Issuance of Preferred Stock
  for services                         105,000    $        105              --              --    $         --         157,395
Issuance of Preferred Stock
  for cash                           3,702,484           3,702              --       5,553,725              --       5,550,023
Net (loss) for year ended
  December 31, 2000                         --              --              --              --              --              --
                                  -------------   -------------   -------------   -------------   -------------   -------------
Balance December 31, 2000            3,807,484    $      3,807      10,125,000    $     10,125    $    (10,125)   $  5,707,418

Shares of Series B Preferred
 Stock issued in reorganization        475,048              48              --              --              --             (48)

Recapitalization adjustment         (3,807,484)         (3,807)    (10,125,000)        (10,125)         10,125           3,807

Conversion of Series B
  Preferred Stock                     (475,048)            (48)     14,845,241           1,485              --          (1,437)

Acquired equity of IMSCO in
  reorganization                            --              --       3,750,000             375              --        (113,779)

Shares of Series C Preferred
  Stock issued with warrants            64,000               6              --              --              --       1,323,994

Shares of Common Stock issued
  for services                              --              --         200,000              20              --         189,980

Shares of Common Stock issued               --              --         400,000              40              --         199,960

Warrants issued for services                --              --              --              --              --         240,000

Warrants issued with debentures             --              --              --              --              --         719,232

Interest expense from issuance
  of debentures                             --              --              --              --              --         757,090

Consolidated net (loss) for the
  year                                      --              --              --              --              --              --

Imputed non-cash dividend on
  Series C Pref. Stock                      --              --              --              --              --       1,092,000
                                  -------------   -------------   -------------   -------------   -------------   -------------

   BALANCE - DECEMBER 31, 2001          64,000    $          6      19,195,241    $      1,920    $          0    $ 10,118,217
                                  =============   =============   =============   =============   =============   =============

(CONTINUED ON NEXT PAGE)

                           The Accompanying Notes are an Integral Part of these Financial Statements.


                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       [FORMERLY IMSCO TECHNOLOGIES, INC.]
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000.
                                  (CONTINUED)


                                                      TOTAL
                                  ACCUMULATED     STOCKHOLDERS'
                                    DEFICIT          DEFICIT
                                  -------------   -------------
Issuance of Founders' Shares,
  January 15, 2000                          --    $          0

Issuance of Preferred Stock
  for services                         157,500         157,500
Issuance of Preferred Stock
  for cash                                  --       5,553,725
Net (loss) for year ended
  December 31, 2000               $ (6,162,866)   $ (6,162,866)
                                  -------------   -------------
Balance December 31, 2000         $ (6,162,866)   $   (451,641)

Shares of Series B Preferred
 Stock issued in reorganization             --              --

Recapitalization adjustment                 --              --

Conversion of Series B
  Preferred Stock                           --              --

Acquired equity of IMSCO in
  reorganization                            --        (113,404)

Shares of Series C Preferred
  Stock issued with warrants                --       1,324,000

Shares of Common Stock issued
  for services                              --         190,000

Shares of Common Stock issued               --         200,000

Warrants issued for services                --         240,000

Warrants issued with debentures             --         719,232

Interest expense from issuance
  of debentures                             --         757,090

Consolidated net (loss) for the
  year                              (5,527,352)     (5,527,352)

Imputed non-cash dividend on
  Series C Pref. Stock              (1,092,000)              0
                                  -------------   -------------

   BALANCE - DECEMBER 31, 2001    $(12,782,218)   $ (2,662,075)
                                  =============   =============

                                      F-5
                                  (CONCLUDED)

                            GLOBAL SPORTS & ENTERTAINMENT, INC.
                            [FORMERLY IMSCO TECHNOLOGIES, INC.]
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                                DECEMBER 31, 2001 AND 2000.

                                                                   2001           2000
                                                               ------------   ------------
OPERATING ACTIVITIES:
   Net Loss                                                    $(5,527,352)   $(6,162,867)
                                                               ------------   ------------
   Adjustments to Reconcile Net Income to Net Cash
     Used in Operating Activities:
     Depreciation                                                  230,997        100,461
     Increase in Deferred Revenue                                  463,935        358,990
     Services Paid in Stock                                        190,000        157,500
     Services Paid with Warrants                                    18,333             --
     Interest expense - issuance of convertible debt               757,090             --
     Interest expense - issuance of convertible debt
       (warrants portion)                                           71,955             --

   Changes in Liabilities and Assets:
     Increase [Decrease] In:
       Accounts payable                                            206,495        403,191
       Accounts payable - related parties                           85,000             --
       Other current liabilities                                 1,371,573          1,917
     [Increase] Decrease In:
       Accounts receivable                                        (103,706)            --
       Deposits and other assets                                  (136,225)            --
                                                               ------------   ------------

     Total Adjustments                                           3,155,487      1,022,059
                                                               ------------   ------------

     TOTAL CASH USED IN OPERATING ACTIVITIES                    (2,371,865)    (5,140,808)
                                                               ------------   ------------

INVESTING ACTIVITIES:
   Cash acquired in merger                                           5,964             --
   Purchase of Property and Equipment                                   --       (401,601)
                                                               ------------   ------------

   TOTAL CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES            5,964       (401,601)
                                                               ------------   ------------

FINANCING ACTIVITIES:
   Proceeds from Issuance of Notes Payable - Related Parties       166,666        150,000
   Proceeds from Issuance of Long-term Convertible Debt            870,000             --
   Proceeds from Issuance of Preferred Stock                     1,324,000      5,553,725
   Proceeds from Issuance of Common Stock                          200,000             --
   Payments on Capital Lease Obligations                          (224,828)       (86,650)
                                                               ------------   ------------

   TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                   2,335,838      5,617,075
                                                               ------------   ------------

   NET INCREASE (DECREASE) IN CASH                                 (30,063)        74,666

   CASH - BEGINNING OF YEAR                                         74,666             --
                                                               ------------   ------------

   CASH - END OF YEAR                                          $    44,603    $    74,666
                                                               ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   For the years ended December 31, 2001 and 2000, the Company paid $-0- for taxes and $60,897 for interest and $-0- for taxes and $24,694 for interest, respectively. The Company issued stock and warrants in payment for professional services. The amounts in 2001 were $190,000 in common stock and $18,333 in warrants. In 2000, the amount was $157,500 in common stock.

        The Accompanying Notes are an Integral Part of these Financial Statements.

                                            F-6

                          NOTES TO FINANCIAL STATEMENTS


[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

Prior to July 11, 2001, the corporation was known as IMSCO Technologies, Inc. ["IMSCO" or the "Company"]. On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ["Global Sports"], completed a reverse acquisition of the Company in which the Company acquired all of the outstanding shares of Global Sports stock in exchange for a controlling interest in IMSCO [the "Reorganization"]. As the Company is a public shell, the transaction has been reflected as a recapitalization of the accounting acquiror, Global Sports (See
Note 6).

Initially, the reverse acquisition included a California corporation, TurfClub.com ["TurfClub"] [See Note 8].

On August 27, 2001, Global Sports changed its name to Global SportsEdge, Inc. ["EDGE"] and the Company changed its name to Global Sports & Entertainment, Inc. [the "Company" or "GWIN"]. The Company also initiated a reverse stock split of 1:4 and increased the number of authorized common shares to 50,000,000. All share numbers have been changed to reflect the reverse stock split.

The consolidated financial statements of the Company reflect the results of operations of EDGE and GWIN from July 11, 2001 through December 31, 2001. The financial statements prior to July 11, 2001 reflect the results of operations and financial position of EDGE. Pro forma information on this transaction is not presented as, at the date of this transaction, Global Sports & Entertainment, Inc. [formerly known as IMSCO Technologies, Inc.] was considered a public shell and accordingly, the transaction was not considered a business combination.

Global Sports & Entertainment, Inc. is a Delaware corporation located in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the 4th quarter and the 1st quarter] and the remainder of the year [the 2nd and 3rd quarters].

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue is recognized as services are rendered. On December 31, 2001, the Company had received approximately $627,000 in payments for services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of December 31, 2001 deferred revenue from advertising agreements was approximately $195,000. This amount is recorded as a current liability.

OPERATING COSTS & EXPENSES - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2001, the Company did not have any cash equivalents.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense.

BASIC AND DILUTED LOSS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share." Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued in the reverse acquisition are reflected as outstanding for all periods presented. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended December 31, 2001 and 2000 the number of common stock equivalents excluded from the calculation was 14,281,245 and 4,440,445, respectively.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors. However, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature [See Note 6] representing a 25% imputed discount. The value of such features is recorded by the Company as interest expense of $757,090 and $-0- for the years ended December 31, 2001 and 2000, respectively.

INCOME TAXES - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs for the year ended December 31, 2001 and 2000 amounted to approximately $2,160,000 and $3,172,000 respectively.

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS - The costs of developing the Company's websites and internal computer software are accounted for in accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", as software developed for internal use. SOP 98-1 requires that all costs related to the preliminary project stage in which the nature of the project and the strategy to attain the objectives is explored are expensed. The next stage, the application development stage, includes external directs costs of materials and services as well as internal costs for payroll and other costs, which are capitalized.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company has a loss from operations, a working capital deficiency of $3,118,002 and an accumulated deficit, that raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through equity issuances. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At December 31, 2001, the Company did not have any amounts in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                     Accumulated
                                          Cost       Depreciation        Net
                                          ----       ------------        ---

Television Studio Set                   $151,601       $ 73,159       $ 78,442
Website                                  250,000        123,718        126,282
                                        ---------      ---------      ---------

   TOTALS                               $401,601       $196,877       $204,724
                                        =========      =========      =========

Depreciation expense, excluding assets under capital lease obligations, for the years ended December 31, 2001 and 2000 amounted to $133,847 and $63,030, respectively.

[6] STOCKHOLDERS' DEFICIT

COMMON STOCK - During the year ended December 31, 2001, the Company sold 400,000 shares of common stock and granted 400,000 stock warrants with an exercise price of $1.00 per share to a member of its Board of Directors for $200,000.

CONVERTIBLE PREFERRED STOCK - The Company issued approximately 475,050 shares of Series B convertible preferred stock as part of the recapitalization of the Company on July 11, 2001 (See Note 1). These shares included 4,800 shares of Series B convertible preferred stock [convertible to 150,000 shares of common stock, which were issued] as payment for a brokers' commission resulting in a charge to operations of $150,000. All of our Series B preferred stock was converted on August 27, 2001 into common stock on a 31.25:1 basis.

On July 11, 2001, the Company sold 64,000 units of the Company's Series C convertible preferred stock for $1,324,000 (net of broker's commission of $176,000 including $150,000 paid to a related party). Each unit consists of one share of Series C convertible preferred stock and one warrant with an exercise price of $31.25 for an additional share of Series C stock. The Series C convertible preferred stock has a conversion rate that varies with dilution. The base conversion rate of 31.25:1 has subsequently increased to 46.875:1 due to anti-dilution provision adjustments of the stock. The beneficial conversion feature representing that 25% imputed discount and totaling $1,092,000 was charged to retained earnings in a manner analogous to a dividend.

WARRANTS AND CONVERTIBLE DEBENTURES - The Company issued warrants to purchase 1,815,400 shares at $1.00 per share and 5% convertible debentures to investors for approximately $936,000 during the year ended December 31, 2001. The debentures will convert upon demand to 1,815,400 shares of common stock. The detachable warrants issued in conjunction with this debt have been valued at $719,232 by management. The value of these warrants is being charged to operating expense over the life of the related debt.

On November 2, 2001, the Company also issued a warrant to purchase 600,000 shares of stock at $0.10 per share as payment for financial advisory services for a period of 4 years. These services were valued at $240,000 and are to be amortized over the life of the agreement. The charge to operations totaled $18,333 for the year ending December 31, 2001.

As of the date of the reverse merger, the Company and its subsidiary, EDGE, had 2,194,246 options outstanding after giving effect to the one-for-four reverse split and merger adjustments. The following is a summary of option transactions for the period after the reverse merger:

                                                                Weighted-Average
                                                    Shares       Exercise Price
                                                    ------       --------------

Outstanding at July 11, 2001                      2,194,246        $   2.22
Granted                                                  --              --
Exercised                                                --              --
Canceled                                                 --              --
                                                  ----------       ---------

   OUTSTANDING AT DECEMBER 31, 2001               2,194,246        $   2.22
   --------------------------------               ==========       =========

   EXERCISABLE AT DECEMBER 31, 2001               2,194,246        $   2.22
   --------------------------------               ==========       =========

The following table summarizes information about stock options at December 31, 2001:

                      Weighted Average Outstanding and Exercisable Stock Options
                      ----------------------------------------------------------
                                            Remaining         Weighted-Average
Exercise Prices           Shares         Contractual Life      Exercise Price
---------------           ------         ----------------      --------------

$1.41 - $7.50            2,194,246           4 years               $2.22

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Due to the effects of the reverse merger, the Company believes that for options granted prior to the reverse merger date, the results of the Black-Scholes computation are not meaningful. There were no options granted during 2001.

As of the date of the reverse merger, the Company and its subsidiary, EDGE, had 2,246,199 warrants to purchase common stock outstanding. The following is a summary of warrant transactions for the period after the reverse merger:

                                            Weighted-Average
                                                 Shares          Exercise Price
                                                 ------          --------------

Outstanding at July 11, 2001                      2,246,199              $ 1.73
Issued for services                               1,210,000                0.57
Issued with convertible debt                      1,815,400                1.00
Issued with Series C Preferred Stock              2,000,000                1.00
                                            ----------------     ---------------

   OUTSTANDING AT DECEMBER 31, 2001               7,271,599              $ 1.16
   --------------------------------         ----------------     ---------------

   EXERCISABLE AT DECEMBER 31, 2001               7,271,599              $ 1.16
   --------------------------------         ----------------     ---------------

[7] PROVISION FOR INCOME TAXES

The operating loss carry forwards at December 31, 2001, [assuming all operating loss carry forwards will be available] amount to approximately $11,000,000. Such loss carry forwards will expire as follows: approximately $6,000,000 in 2020 and $5,000,000 in 2021. At December 31, 2001, based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $3,740,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $3,740,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements.

As part of the reverse acquisition (Note 1), the Company acquired net operating losses of IMSCO of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $300,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021.

[8] NON-RECURRING CHARGES

The Company incurred certain non-recurring charges related to the cancelled merger with TurfClub. These charges include $377,000 advanced to the management of TurfClub for normal operating expenses. Management has deemed these amounts uncollectible from TurfClub, and has charged the items to operations. (See Note
1)

Subsequent to year end, the Company has also reached an agreement with some of the former shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind. That agreement provides that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a non-recurring charge of approximately $866,000 for the estimated cost of reaching a similar agreement with all of the former TurfClub shareholders who were not involved in the matters of dispute.

[9] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued Statement No. 141, "Business Combinations"(SFAS No. 141) and Statement No. 142, "Goodwill and Other Intangible Assets"(SFAS No. 142) in July 2001 as well as Statement No. 143, "Accounting for Asset Retirement Obligations,(SFAS No. 143)" in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in October 2001.

Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting of goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement, which for companies with calendar year ends will be January 1, 2002.

SFAS No. 143 requires that legally obligated costs associated with the retirement of long-lived tangible assets be recognized as soon as estimable and capitalized as part of the carrying amount of the asset. SFAS No. 144 requires that one accounting method be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS Nos. 143 and 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company does not anticipate the adoption of the new statements to materially impact its financial statements.

[10] RELATED PARTY TRANSACTIONS

In September 2001, we entered into a financial advisory agreement with Keating Investments, LLC, an entity related to one of our Directors. In consideration for the services to be rendered pursuant to this agreement, we issued Keating Investments, LLC a warrant to purchase 600,000 shares of our common stock at a purchase price of $0.10 per share, exercisable until September 10, 2006.

In November, 2001, the Company entered into note payable agreements with an officer and a member of the Board of Directors of the Company for $50,000 each plus interest accrued at 12% annually. At December 31, 2001, the Company had a balance of $100,000 outstanding under this agreement, with accrued interest of $2,323. The notes plus accrued interest are payable no later than June 30, 2002 and are therefore classified as current liabilities.

Long - term debt includes convertible debentures held by officers and a member of the Board of Directors of the Company with a face value of $176,666.

During 2001, Global paid approximately $227,000 to Wayne Root for handicapping services, Mr. Root is an Officer and Director of the Company. The $227,000 was charged to handicapping fees.

The Company also sold 400,000 shares of common stock and granted 400,000 stock warrants with an exercise price of $1.00 per share to an entity related to a member of its Board of Directors for $200,000 (See Note 6).

In connection with the reorganization and sale of Series C Preferred Stock in July 2001, Keating Investments, LLC received a placement fee of $150,000 for services rendered in connection with the private placement of our Series C preferred stock. Timothy J. Keating, a director of our company and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC (See Note 6).

[11] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES - The Company is the lessee of office and computer equipment under nine (9) capital leases expiring within the next two (2) years. These capital leases are collateralized by the related assets. The liabilities under capital leases are recorded at the present value of the net future minimum lease payments and the assets are recorded at the purchase price which approximates fair market value on the date of the purchase.

Following is a summary of property held under capital leases:

                                       Cost         Accumulated         Net
                                       ----         -----------         ---
                                                   Depreciation
                                                   ------------

Office Fixtures and Equipment      $  291,390       $  134,580      $  156,810

Depreciation of assets under capital leases charged to expense for the years ended December 31, 2001 and 2000 was $97,130 and 37,450 respectively.

Minimum future lease payments under capital leases for each of the next two years and in the aggregate are:

2002                                                                  $ 118,763
2003                                                                     44,980
                                                                      ----------

Total Minimum Lease Payments                                            163,743
Less:  Amount Representing Interest                                     (33,561)
                                                                      ----------

Present Value of Net Minimum Lease Payments                             129,912
Less:  Current Portion                                                  (89,176)
                                                                      ----------

   LONG-TERM PORTION                                                  $  40,736
   -----------------                                                  ==========

OPERATING LEASES - At December 31, 2001, the Company has two operating leases, for office space, that expire in November 2003 and January 2004. One lease grants an option for renewal for an additional three (3) years. The leases have monthly payment obligations of $ 3,278 and $8,250, increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001.

Year ending                                                         Operating
December 31,                                                          Leases
------------                                                          ------

   2002                                                              $150,000
   2003                                                               148,000
   2004                                                                 8,000
   Thereafter                                                               0
                                                                     ---------

     TOTAL                                                           $298,000
     -----                                                           =========

Rent expense for the years ended December 31, 2001 and 2000 was approximately $138,000 and $145,000, respectively, and was charged to operations.

[12] LEGAL MATTERS

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, related party and trade and note payable, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The fair value of long-term debt is based upon current rates at which the Company could borrow funds with similar remaining maturities. It was assumed that the carrying amount approximated fair value for these instruments.

[14] SUBSEQUENT EVENTS

Subsequent to year end, the Company has reached an agreement with some of the former shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind (See Note 8).

                               . . . . . . . . . .

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE


                                    PART III

ITEM 9. IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Set forth below is certain information concerning our executive officers and directors, including their age as of December 31, 2001. Our directors serve for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our Directors and Officers

                NAME                        AGE                                  TITLE
                ----                        ---                                  -----
Wayne Allyn Root..................          40       Chairman of the Board and Chief Executive Officer

Douglas R. Miller.................          55       President, Chief Operating Officer, Chief Financial Officer,
                                                     Secretary and Director

David P. Hanlon...................          56       Director

Edward J. Fishman.................          58       Director

Ralph R. Papitto..................          74       Director

Timothy J. Keating................          38       Director

John T. Manner....................          55       Director

Thomas G. Muehlbauer..............                   Director

         WAYNE ALLYN ROOT has served as our Chief Executive Officer and Chairman of our board of directors since our reorganization in July 2001. Mr. Root has appeared on PROLINE, a college and pro football show on USA Network, since 1990. Mr. Root also hosts GLOBALSPORTSEDGE, a college and pro football show appearing on Court TV and PAX TV Network. Mr. Root has been a sports handicapper for NBC Source Radio Network. Mr. Root has also served as an NFL analyst and sports handicapper for Financial News Network (now CNBC). Mr. Root has previously authored a sports handicapping column for the New York Daily News. Mr. Root is the author of three books, ROOT ON RISK-BETTING TO WIN ON SPORTS, THE JOY OF FAILURE and POSITIVE ADDICTIONS. Mr. Root holds a B.A. in political science from Columbia University. Other than the Registrant, Mr. Root does not hold a board seat in any other public company.

         DOUGLAS R. MILLER has served as our President, Chief Operating Officer, Secretary and director since our reorganization in July 2001. Mr. Miller has also served as our Chief Financial Officer since November 7, 2001. Mr. Miller has over twenty-five years of senior management experience. Prior to joining our company, Mr. Miller was the Chief Financial Officer of Body Code International from August 1998 to June 1999. Mr. Miller has also served as a management consultant and interim operating officer of several companies, specializing in start-up and turnaround situations. Mr. Miller holds a B.A. degree in Economics from the University of Nebraska, and an MBA degree from Stanford University. Other than the Registrant, Mr. Miller does not hold a board seat in any other public company.

         DAVID HANLON has served as a director since September 2001. Mr. Hanlon served as the Chief Executive Officer, President and Chief Operating Officer of Merv Griffin's Resorts International. He has also served as President and Chief Operating Officer of Rio Suites Hotel & Casino from October 1996 to December 1998. He served as President, Chief Executive Officer and a director of International Game Technologies from 1994 to 1996. Mr. Hanlon holds a degree from Cornell University and a MBA from the Wharton School of Business at the University of Pennsylvania. Other than the Registrant, Mr. Hanlon does not hold a board seat in any other public company.

         RALPH PAPITTO has served as a director since August 2001. Mr. Papitto has been the Chairman and CEO of AFC Cable Systems, Inc. since 1990. Mr. Papitto previously served as a director and officer of Nortek, Inc. and GTI Corporation and was a founder of both companies. Mr. Papitto holds a B.S. degree from Bryant College and honorary doctorate degrees from The New England Institute of Technology, Roger Williams University, Bryant College and Suffolk University. Mr. Papitto currently serves on the board of directors of Lynch Interactive Corporation, Lynch Corporation, AFC Cable Systems, Inc. and Avtek, Inc. In addition, Mr. Papitto is currently the Chairman of the Board of Trustees of Roger Williams University.

         EDWARD FISHMAN has served as a director since August 2001. From 1985 to 1995, he served as the Chief Executive Officer of Players International, Inc., a company he co-founded. Mr. Fishman has over 18 years experience in the gaming industry and has served as a marketing and strategic planning consultant to casinos worldwide. Other than the Registrant, Mr. Fishman does not hold a board seat in any other public company.

         TIMOTHY J. KEATING served as our Chief Executive Officer from August 1999 to July 2001, and has served as our director since August 2001. Mr. Keating is currently the President of Keating Investments, LLC, a licensed broker-dealer and registered investment advisor, a position he has held since 1987. Mr. Keating was Managing Director and Head of European equity trading at Bear Stearns International, Ltd. in London from 1994 to 1997. Mr. Keating holds an A.B. degree in Economics from Harvard College. Other than the Registrant, Mr. Keating does not hold a board seat in any other public company.

         JOHN T. MANNER has served as a director since September 2001. Mr. Manner has served as President of John Manner Insurance Agency Inc. for the past 30 years. Mr. Manner holds a B.S. degree from Milliken University and a M.S. degree from Indiana University. Other than the Registrant, Mr. Manner does not hold a board seat in any other public company.

         THOMAS G. MUEHLBAUER served as our Executive Vice President and Chief Financial Officer from July 2001 to November 7, 2001. Mr. Muehlbauer has been a director since our reorganization in July 2001. From 1994 to 2000, Mr. Muehlbauer operated Software Solutions International, an Internet consulting company. From 1991 to 1993, he served as Executive Vice President and consultant of Worldview International. Other than the Registrant, Mr. Muehlbauer does not hold a board seat in any other public company.

         None of the foregoing Directors or Executive Officers during the past five years:

         (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

         (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

         (4) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the company pursuant to Rule 16(a)-(e) and Forms 5 and amendments thereto furnished to the company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were applicable to the company's officers, directors and 10% stockholders were complied with.

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to our Chief Executive Officer and our other executive officers during the fiscal years ended December 31, 2001, 2000 and 1999.

                                                                                      LONG-TERM
                                            ANNUAL COMPENSATION                       COMPENSATION
                                            --------------------------------------    ---------------
                                                                                      SECURITIES        ALL OTHER
                                                                                      UNDERLYING        COMPEN-
NAME AND POSITION                           YEAR          SALARY ($)       OTHER      OPTIONS GRANTED   SATION
------------------------------------------- ----          ----------      --------    ---------------   ---------
Wayne Allyn Root........................... 2001          $165,000        $227,000              --          --
Chairman and Chief Executive Officer        2000          $180,000         $70,000         106,551          --
                                            1999                --              --              --          --

Douglas R. Miller.......................... 2001          $173,845              --              --          --
President and Secretary                     2000          $180,000              --         106,551          --
                                            1999                --              --              --          --

Timothy J. Keating......................... 2001                --              --              --          --
former Chief Executive Officer              2000                --         $75,000              --          --
                                            1999                --              --         175,000          --

----------

o The amounts set forth above for Mr. Root represent compensation paid to him beginning on December 6, 1999 when he become an executive officer of Global SportsEDGE, Inc., which became a wholly-owned subsidiary of our company as a result of our reorganization in July 2001. Other compensation represents handicapping fees earned.

o The amounts set forth above for Mr. Miller represent compensation paid to him beginning on December 6, 1999 when he became an executive officer of Global SportsEDGE, Inc.

o Mr. Keating served as our Chief Executive Officer from August 1999 to July 2001. As compensation for serving as our Chief Executive Officer, we granted Mr. Keating, on October 13, 2000, a total of 200,000 shares of our common stock, which had a fair market value of approximately $75,000 on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth option grants to our Chief Executive Officer and our other executive officers during the year ended December 31, 2001.

                                                                 PERCENT OF
                                              NUMBER OF          TOTAL OPTIONS
                                              SECURITIES         GRANTED TO
                                              UNDERLYING         EMPLOYEES IN         EXERCISE PRICE   EXPIRATION
NAME                                          OPTIONS GRANTED    FISCAL YEAR 2001     PER SHARE        DATE
--------------------------------------------- ------------------ -------------------- ---------------  ----------
Wayne Allyn Root............................            0               N/A
Chairman and Chief Executive Officer

Douglas R. Miller...........................            0               N/A
President and Secretary

Timothy J. Keating..........................           --                 --                 --              --
Former Chief Executive Officer

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AS OF DECEMBER 31, 2001

         The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 2001 with respect to our Chief Executive Officer and each of our other executive officers.

                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                         SHARES                         UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                         ACQUIRED ON      VALUE         OPTIONS AT DECEMBER 31, 2001     AT DECEMBER 31, 2001
                                                        ----------------------------     --------------------
NAME                     EXERCISE (#)     REALIZED ($)  EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                     ------------     ------------  -----------     -------------    -----------   -------------
Wayne A. Root..........    --                 --          106,551            --                0             0
Douglas R. Miller......    --                 --          106,551            --                0             0
Timothy J. Keating.....    --                 --               --            --               --            --

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, information with respect to the shares of Common Stock beneficially owned by (i) each director; (ii) each person (other than a person who is also a director) who is an executive officer; (iii) all executive officers and directors as a group and
(iv) each beneficial owner (other than directors and named executive officers) of more than 5% of our Common Stock. The term "executive officer" is defined as the President, Chief Operating Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company.

                                                                            AMOUNT AND NATURE OF       PERCENT OF
TITLE OF CLASS               NAME (1)                                       BENEFICIAL OWNERSHIP       CLASS
-------------------------    -------------------------------------------    --------------------       ----------
Common Stock                 Wayne Allyn Root, Chairman & CEO (2)               4,292,818               22.3%

Common Stock                 Douglas Miller, Director & CFO (3)                 3,710,474               19.3%

Common Stock                 Timothy J. Keating, Director (4)                     959,207                5.0%

Common Stock                 John T. Manner, Director (5)                         639,308                3.3%

Common Stock                 Ralph R. Papitto, Director (6)                       289,110                1.5%

Common Stock                 David P. Hanlon, Director (7)                          __                     __

Common Stock                 Thomas G. Muehlbauer, Director                         __                     __

Common Stock                 Officers & Directors as a group (7 persons)        9,890,917               51.8%

Series C Preferred Stock     Trilium Holdings Ltd.                              1,000,000 (8)              __
                             Charlotte House, Charlotte Street
                             P.O. Box 9204
                             Nassau, Bahamas

Series C Preferred Stock     Luca Toscani                                         280,000 (8)              __
                             220 Montgomery Street
                             Suite 5
                             San Francisco, CA 94104

(1) Unless otherwise noted, the address for each of the named directors and officers is: 5092 South Jones Blvd., Las Vegas, Nevada 89118.

(2) Does not include Mr. Root's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41.

(3) The shares are held in the name of Kerlee Inter Vivos Trust for which Mr. Miller is a beneficiary. Amount does not include Mr. Miller's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41.

(4) Does not include Mr. Keating shares of Series C Preferred Stock, that are held by him and through his affiliated entity, that are convertible into 1,720,000 shares of common stock. This also excludes warrants to acquire 600,000 shares of common stock at $.10 per share, and 400,000 shares of common stock at $1.00 per share, held by entities affiliated with Mr. Keating.

(5) Does not include Mr. Manner's stock options to acquire 168,465 shares of common stock at an exercise price of $1.41.

(6) Does not include Mr. Papitto's stock options to acquire 133,189 shares of common stock at an exercise price of $1.41 and 92,345 warrants at an exercise price of $1.41

(7) Does not include Mr. Hanlon's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41

(8) Represents Series C Convertible Preferred Stock that is convertible into common shares. As of March 31, 2002, the Series C Preferred Stock was not converted.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the reorganization and sale of Series C Preferred Stock in July 2001, Keating Investments, LLC received a placement fee of $150,000 for services rendered in connection with the private placement of our Series C preferred stock. Timothy J. Keating, a director of our company and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC.

         On September 4, 2001, we sold to Keating Partners, L.P., for an aggregate purchase price of $200,000, a total of 400,000 shares of our common stock, together with a warrant to purchase an additional 400,000 shares at an exercise price of $1.00 per share expiring on August 31, 2004. This transaction triggered the anti-dilution adjustment provisions of our Series C preferred stock, of which 36,694 shares are beneficially owned by Mr. Keating, resulting in an increase in the conversion rate for the Series C preferred stock from
31.25 to 46.875 shares of common stock for every one share of Series C preferred stock.

         In September 2001, we entered into a financial advisory agreement with Keating Investments, LLC. In consideration for the services to be rendered pursuant to this agreement, we issued Keating Investments, LLC a warrant to purchase 600,000 shares of our common stock at a purchase price of $0.10 per share, exercisable until September 10, 2006. The cost of this agreement has been recorded at $240,000 and is being charged to operations over 48 months. The holders of the Series C preferred stock executed a waiver of the anti-dilution adjustment to the conversion rate of the Series C preferred stock that otherwise would have been triggered by this transaction.

         In November, 2001, we entered into note payable agreements with an officer and a member of our Board of Directors for $50,000 each plus interest accrued at 12% annually. At December 31, 2001, we had a balance of $100,000 outstanding under this agreement with accrued interest of $2,323. The notes plus accrued interest are payable no later than June 30, 2002 and are therefore classified as current liabilities.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this annual report:

(a)      EXHIBITS.

--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Description
No.
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Agreement and Plan of Reorganization  dated July 6, 2001 between,  among others, the Company,  Global
2.1             Sports & Entertainment, Inc. and Turfclub.com, Inc.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Certificate of Incorporation, as amended.(1)
3.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Certificate of Designations of Series B and Series C.(1)
4.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form of Common Stock Purchase Warrant.(1)
10.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form o   Form of Debenture Purchase Agreement.(1)
10.2
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form of 5% Convertible Debenture.(1)
10.3
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Financial  Advisory  Agreement dated September 10, 2001 between the Company and Keating  Investments,
10.4            LLC.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Executive Services Agreement dated December 6, 1999 between Douglas R. Miller and the Company.(1)
10.5
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Executive Services Agreement dated December 6, 1999 between Wayne Allyn Root and the Company.(1)
10.6
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Sports Personality Agreement dated March 2, 2000 between Wayne Allyn Root and the Company.(1)
10.7
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Keating Investments, LLC.(1)
10.8
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Debenture Purchase Agreement dated September 19, 2001 between Wayne Allyn Root and the Company.(1)
10.9
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         5% Convertible Debenture dated September 19, 2001 issued to Wayne Allyn Root.(1)
10.10
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Wayne Allyn Root.(1)
10.11
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Debenture Purchase Agreement dated August 31, 2001 between John T. Manner and the Company.(1)
10.12
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         5% Convertible Debenture dated September 19, 2001 issued to John T. Manner.(1)
10.13
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to John T. Manner.(1)
10.14
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Agreement dated September 4, 2001 between Keating Partners, L.P. and the
10.15           Company.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Keating Partners, L.P.(1)
10.16
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Promissory Note dated October 23, 2000 issued to Wayne Allyn Root by the Company.(1)
10.17
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Letter Agreement dated July 5, 2001, between Keating Investments, LLC and the Company.(1)
10.18
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Series C Preferred Stock Purchase Agreement dated July 10, 2001 between Trilium Holdings Ltd. and
10.19           the Company.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Promissory Note dated November 12, 2001 issued to Timothy J. Keating by the Company.(2)
10.16
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Promissory Note dated November 12, 2001 issued Wayne Allyn Root by the Company.(2)
10.17
--------------- ------------------------------------------------------------------------------------------------------

--------

(1) Previously filed in the Registrant's Quarterly Report on Form 10 - QSB filed with the Securities and Exchange Commission on November 19, 2001, and incorporated herein by reference.

(2)      Filed herewith.


         (b)      REPORTS ON FORM 8-K

            On July 24, 2001, we filed a Form 8-K to report (i) the changes in control and (ii) the proposed amendments to the Certificate of Incorporation as described in Item 5 of our Quarterly Report filed with the Securities and Exchange Commission on Form 10 - QSB on November 19, 2001. On February 26, 2002, we filed a Form 8-K/A amending the above filing to include the audited financial statements of Global SportsEDGE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2002

                                   GLOBAL SPORTS & ENTERTAINMENT, INC.


                                   By: /S/ WAYNE ALLYN ROOT
                                       -----------------------------------------
                                       Wayne Allyn Root, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 2002 and in the capacities indicated.


/S/ Wayne Allyn Root
-----------------------------------------------------
Wayne Allyn Root, Chairman, Chief Executive Officer


/S/ Douglas Miller
-----------------------------------------------------
Douglas Miller, Director and Chief Financial Officer


/S/ Ralph R. Papitto
-----------------------------------------------------
Ralph R. Papitto, Director


/S/ Timothy J. Keating
-----------------------------------------------------
Timothy J. Keating, Director


/S/ John T. Manner
-----------------------------------------------------
John T. Manner, Director



-----------------------------------------------------
David P. Hanlon, Director