Form 10KSB/A
period 2001-12-31
GLOBAL SPORTS & ENTERTAINMENT INC/
filed 2002-05-15
CIK 924396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================


                                  FORM 10-KSB/A

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

Item 7.  Financial Statements ............................................... 6

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

         In July 2001, Global Sports & Entertainment, Inc. (which has been renamed Global SportsEDGE, Inc.) completed a reverse acquisition of our company in which we acquired all of the outstanding capital stock of Global SportsEDGE, Inc. in exchange for shares of our Series B preferred stock. The shares of Series B preferred stock that were issued in the reorganization were automatically converted into a total of 14,845,241 shares of our common stock concurrent with, and after giving effect to, a one-for-four reverse split of our common stock effected in August 2001. The stockholders of our company prior to the reorganization held a total of 3,750,000 shares of our common stock after the reorganization and after giving effect to the reverse stock split. Unless otherwise indicated, all share numbers stated in this memorandum give effect to the reorganization and the one-for-four reverse stock split. Initially, the reverse acquisition included a California corporation, TurfClub.com, Inc. ("TurfClub") The Company sought to rescind the transaction with respect to TurfClub. Subsequent to year end, the Company has also reached an agreement with some of the former shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind. That agreement provides that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a non-recurring charge of approximately $866,000 for the estimated cost of reaching a similar agreement with all of the former TurfClub shareholders who were not involved in the matters of dispute.

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

DISTRIBUTION

         We generate revenue from our television show and other advertising by having sports fans and bettors call either a 900 number, where they are charged a flat fee for a selected celebrity handicapper's game advice and analysis, and/or an 800 number, where an experienced account representative offers the caller a more comprehensive selection of services, such as a slate of predictions for the weekend or a whole season's worth of top picks. We have a total of approximately 35 commissioned-based telemarketing sales representatives in our Las Vegas and Phoenix sales offices.

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

         We also sell our sports handicapping information for football, basketball and baseball on our Web site at www.GSportsEDGE.com. Visitors to this site can purchase both unique packages of picks offered only on our Web site and some of the same packages as our sales office.

         In addition to our weekly infomercials, we advertise our sports handicapping services through an advertising campaign on America's highest rated sports talk radio show, The Jim Rome Show. We believe that the leads generated by our promotions on The Jim Rome Show produce a significant portion of our revenues.

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

         We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. National Sports Service has been a highly successful industry leader for the past 25 years. Wayne Allyn Root, our Chairman and CEO, as a sports handicapper at National Sports Service, and continues to appear on their "Proline" infomercial.

         Other major competitors include vegasinsider.com, a leading provider of sports gaming information and a subsidiary of Sportsline.com, a leading online sports information site that also offers handicapping information.

SUPPLIERS AND EQUIPMENT VENDORS

         We are primarily a service business, and do not rely on any significant suppliers or equipment vendors beyond the services of the professional handicappers we employ.

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

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         On August 27, 2001, a special meeting of our stockholders was held for the purposes of seeking approval to (i) increase our authorized common stock to 50 million shares and preferred stock to 5 million shares, (ii) effect a one-for-four reverse split of our outstanding common shares, and (iii) change our corporate name to "Global Sports & Entertainment, Inc." Out of a total equivalent of 26,820,750 voting shares issued outstanding and entitled to vote at the meeting after giving effect to the reverse stock split, approximately 15,205,992 votes were present at the meeting, all of which were represented via telephone conference. All of the matters put before the stockholders were approved with 15,205,992 votes in favor of all matters, with no votes against and no abstentions. Also see Item 1.

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

         The non-recurring charge of $1,243,453 represents costs associated with a planned share exchange transaction. As described in Item 1, we are rescinding the share exchange transaction with the shareholders of TurfClub.com. We have reached an agreement with certain of the shareholders of TurfClub.com for issuance of shares and warrants in exchange for mutual releases from further claims in connection with this transaction. We have provided approximately $866,000 for the actual cost of that settlement and the estimated cost of agreeing to the same terms with other former shareholders. The remaining amount of this charge of $377,000 represents operating advances to TurfClub.com from the date of the proposed transaction until October 3, 2001. Management has determined that those advances are not collectible.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit as of December 31, 2001, was $3,118,002. Of that amount, approximately $823,000 represents revenues from sales which will not be recognized until after December 31, 2001. Since December 31, 2001, we have raised approximately $150,000 from our existing security holders exercising convertible debentures and warrants to purchase common stock. In addition, we have raised $200,000 from the sale of advertising and endorsement arrangements. We are continuing to pursue the private placement of investment units comprised of 5% Convertible Debentures with warrants to purchase common stock at $1.00 per share. We plan to raise approximately $1,800,000 (net of commissions) in that effort.

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



                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.


Cranford, New Jersey
March 25, 2002

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                       [FORMERLY IMSCO TECHNOLOGIES, INC.]
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001.


ASSETS:
CURRENT ASSETS:
   Cash                                                            $     44,603
   Accounts receivable                                                  103,706
                                                                   -------------

TOTAL CURRENT ASSETS                                                    148,309

PROPERTY AND EQUIPMENT (NET)                                            204,724

EQUIPMENT HELD UNDER CAPITAL LEASE (NET)                                156,810

DEPOSITS                                                                357,892
                                                                   -------------

   TOTAL ASSETS                                                    $    867,735
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Current Portion of Capital Lease                                $     89,176
   Notes & Accounts Payable - Related Parties                           251,666
   Deferred Revenue                                                     822,925
   Accounts Payable                                                     729,054
   Accrued settlement costs                                             866,453
   Accrued liabilities                                                  507,037
                                                                   -------------

   TOTAL CURRENT LIABILITIES                                          3,266,311

LONG-TERM DEBT, LESS UNAMORTIZED DISCOUNT OF $647,237                   263,499
                                                                   -------------

   TOTAL LIABILITIES                                                  3,529,810
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

                                         PREFERRED STOCK                   COMMON STOCK            DISCOUNT ON      ADDITIONAL
                                  -----------------------------   -----------------------------      COMMON          PAID-IN
                                      SHARES         AMOUNT           SHARES          AMOUNT          STOCK          CAPITAL
                                  -------------   -------------   -------------   -------------   -------------   -------------
Issuance of Founders' Shares,
  January 15, 2000                          --              --      10,125,000    $     10,125    $    (10,125)   $         --

Issuance of Preferred Stock
  for services                         105,000    $        105              --              --             --          157,395
Issuance of Preferred Stock
  for cash                           3,702,484           3,702              --              --             --        5,550,023
Net (loss) for year ended
  December 31, 2000                         --              --              --              --             --               --
                                  -------------   -------------   -------------   -------------   -------------   -------------
Balance December 31, 2000            3,807,484    $      3,807      10,125,000    $     10,125    $    (10,125)   $  5,707,418

Shares of Series B Preferred
 Stock issued in reorganization        475,048              48              --              --              --             (48)

Recapitalization adjustment         (3,807,484)         (3,807)    (10,125,000)        (10,125)         10,125           3,807

Conversion of Series B
  Preferred Stock                     (475,048)            (48)     14,845,241           1,485              --          (1,437)

Acquired equity of IMSCO in
  reorganization                            --              --       3,750,000             375              --        (113,779)

Shares of Series C Preferred
  Stock issued with warrants            64,000               6              --              --              --       1,323,994

Shares of Common Stock issued
  for services                              --              --         200,000              20              --         189,980

Shares of Common Stock issued               --              --         400,000              40              --         199,960

Warrants issued for services                --              --              --              --              --         240,000

Warrants issued with debentures             --              --              --              --              --         719,232

Interest expense from issuance
  of debentures                             --              --              --              --              --         757,090

Consolidated net (loss) for the
  year                                      --              --              --              --              --              --

Imputed non-cash dividend on
  Series C Pref. Stock                      --              --              --              --              --       1,092,000
                                  -------------   -------------   -------------   -------------   -------------   -------------

   BALANCE - DECEMBER 31, 2001          64,000    $          6      19,195,241    $      1,920    $         --    $ 10,118,217
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


                                                      TOTAL
                                  ACCUMULATED     STOCKHOLDERS'
                                    DEFICIT          DEFICIT
                                  -------------   -------------
Issuance of Founders' Shares,
  January 15, 2000                          --    $         --

Issuance of Preferred Stock
  for services                               --         157,500
Issuance of Preferred Stock
  for cash                                  --       5,553,725
Net (loss) for year ended
  December 31, 2000               $ (6,162,866)   $ (6,162,866)
                                  -------------   -------------
Balance December 31, 2000         $ (6,162,866)   $   (451,641)

Shares of Series B Preferred
 Stock issued in reorganization             --              --

Recapitalization adjustment                 --              --

Conversion of Series B
  Preferred Stock                           --              --

Acquired equity of IMSCO in
  reorganization                            --        (113,404)

Shares of Series C Preferred
  Stock issued with warrants                --       1,324,000

Shares of Common Stock issued
  for services                              --         190,000

Shares of Common Stock issued               --         200,000

Warrants issued for services                --         240,000

Warrants issued with debentures             --         719,232

Interest expense from issuance
  of debentures                             --         757,090

Consolidated net (loss) for the
  year                              (5,527,352)     (5,527,352)

Imputed non-cash dividend on
  Series C Pref. Stock              (1,092,000)             --
                                  -------------   -------------

   BALANCE - DECEMBER 31, 2001    $(12,782,218)   $ (2,662,075)
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

REVENUE RECOGNITION - Revenue is recognized as services are rendered. On December 31, 2001, the Company had received approximately $627,000 in payments for handicapping services not rendered by that date. This amount is recorded as a current liability.

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

As part of the reverse acquisition (Note 1), the Company acquired net operating losses of IMSCO of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $300,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At December 31, 2001, the Company would have an acquired deferred tax asset of approximately $102,000 from these losses. Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry forwards, an additional valuation allowance of $102,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements for these acquired net operating losses.

[8] NON-RECURRING CHARGES

The Company incurred certain non-recurring charges related to the cancelled merger with TurfClub. These charges include approximately $377,000 advanced to the management of TurfClub for normal operating expenses. Management has deemed these amountsuncollectible from TurfClub, and has charged the items to operations. (See Note 1)

Subsequent to year end, the Company has also reached an agreement with some of the former shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind. That agreement provides that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a non-recurring charge of approximately $866,000 for the estimated cost of reaching a similar agreement with all of the former TurfClub shareholders who were not involved in the matters of dispute.

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

Depreciation of assets under capital leases charged to expense for the years ended December 31, 2001 and 2000 was $97,130 and $37,450 respectively.

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
   -----------------                                                  ==========

OPERATING LEASES - At December 31, 2001, the Company has two operating leases, for office space, that expire in November 2003 and January 2004. One lease grants an option for renewal for an additional three (3) years. The leases have monthly payment obligations of $3,278 and $8,250, increasing annually, based on the CPI.

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

[14] SUBSEQUENT EVENTS

Subsequent to year end, the Company has reached an agreement with some of the shareholders of TurfClub who were not involved with the matters which gave rise to the decision to rescind (See Note 8).

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

Thomas G. Muehlbauer..............                   Director

         WAYNE ALLYN ROOT has served as our Chief Executive Officer and Chairman of our board of directors since our reorganization in July 2001. Mr. Root has appeared on PROLINE, a college and professional football show on USA Network, since 1990. Mr. Root also hosts THE GLOBAL SPORTSEDGE, a college and pro football show appearing on Court TV and PAX TV Network. Mr. Root has been a sports handicapper for NBC Source Radio Network. Mr. Root has also served as an NFL analyst and sports handicapper for Financial News Network (now CNBC). Mr. Root has previously authored a sports handicapping column for the New York Daily News. Mr. Root is the author of three books, ROOT ON RISK-BETTING TO WIN ON SPORTS, THE JOY OF FAILURE and POSITIVE ADDICTIONS. Mr. Root holds a B.A. in political science from Columbia University. Other than the Registrant, Mr. Root does not hold a board seat in any other public company.

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

         TIMOTHY J. KEATING served as our Chief Executive Officer from August 1999 to July 2001, and has served as a director since August 2001. Mr. Keating is currently the President of Keating Investments, LLC, a licensed broker-dealer and registered investment advisor, a position he has held since 1987. Mr. Keating was Managing Director and Head of European equity trading at Bear Stearns International, Ltd. in London from 1994 to 1997. Mr. Keating holds an A.B. degree in Economics from Harvard College. Other than the Registrant, Mr. Keating does not hold a board seat in any other public company.

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

                                                                 PERCENT OF
                                              NUMBER OF          TOTAL OPTIONS
                                              SECURITIES         GRANTED TO
                                              UNDERLYING         EMPLOYEES IN         EXERCISE PRICE   EXPIRATION
NAME                                          OPTIONS GRANTED    FISCAL YEAR 2001     PER SHARE        DATE
--------------------------------------------- ------------------ -------------------- ---------------  ----------
Wayne Allyn Root............................            --              N/A
Chairman and Chief Executive Officer

Douglas R. Miller...........................            --              N/A
President and Secretary

Timothy J. Keating..........................            --                --                 --              --
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

                                                                            AMOUNT AND NATURE OF       PERCENT OF
TITLE OF CLASS               NAME (1)                                       BENEFICIAL OWNERSHIP       CLASS
-------------------------    -------------------------------------------    --------------------       ----------
Common Stock                 Wayne Allyn Root, Chairman & CEO (2)               4,292,818               22.3%

Common Stock                 Douglas Miller, Director & CFO (3)                 3,710,474               19.3%

Common Stock                 Timothy J. Keating, Director (4)                     959,207                5.0%

Common Stock                 John T. Manner, Director (5)                         639,308                3.3%

Common Stock                 Ralph R. Papitto, Director (6)                       289,110                1.5%

Common Stock                 David P. Hanlon, Director (7)                          __                     __

Common Stock                 Edward J. Fishman, Director                          532,756                2.8%

Common Stock                 Thomas G. Muehlbauer, Director                         __                     __

Common Stock                 Officers & Directors as a group (7 persons)       10,423,673               54.5%

Series C Preferred Stock     Trilium Holdings Ltd.                                 21,333 (8)              __
                             Charlotte House, Charlotte Street
                             P.O. Box 9204
                             Nassau, Bahamas

Series C Preferred Stock     Luca Toscani                                           5,973 (8)              __
                             220 Montgomery Street
                             Suite 5
                             San Francisco, CA 94104

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this annual report:

(a)      EXHIBITS.

--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Description
No.
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Agreement and Plan of Reorganization dated July 6, 2001 between, among others, the Company, Global
2.1             Sports & Entertainment, Inc. and Turfclub.com, Inc.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Certificate of Incorporation, as amended.(1)
3.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Certificate of Designations of Series B and Series C.(1)
4.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form of Common Stock Purchase Warrant.(1)
10.1
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form of Form of Debenture Purchase Agreement.(1)
10.2
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Form of 5% Convertible Debenture.(1)
10.3
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Financial Advisory Agreement dated September 10, 2001 between the Company and Keating Investments,
10.4            LLC.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Executive Services Agreement dated December 6, 1999 between Douglas R. Miller and the Company.(1)
10.5
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Executive Services Agreement dated December 6, 1999 between Wayne Allyn Root and the Company.(1)
10.6
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Sports Personality Agreement dated March 2, 2000 between Wayne Allyn Root and the Company.(1)
10.7
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Keating Investments, LLC.(1)
10.8
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Debenture Purchase Agreement dated September 19, 2001 between Wayne Allyn Root and the Company.(1)
10.9
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         5% Convertible Debenture dated September 19, 2001 issued to Wayne Allyn Root.(1)
10.10
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Wayne Allyn Root.(1)
10.11
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Debenture Purchase Agreement dated August 31, 2001 between John T. Manner and the Company.(1)
10.12
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         5% Convertible Debenture dated September 19, 2001 issued to John T. Manner.(1)
10.13
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to John T. Manner.(1)
10.14
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Agreement dated September 4, 2001 between Keating Partners, L.P. and the
10.15           Company.(1)
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Common Stock Purchase Warrant issued to Keating Partners, L.P.(1)
10.16
--------------- ------------------------------------------------------------------------------------------------------
Exhibit         Promissory Note dated October 23, 2000 issued to Wayne Allyn Root by the Company.(1)
10.17
--------------- ------------------------------------------------------------------------------------------------------
                                       13



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