Form 10QSB
period 2002-03-31
GLOBAL SPORTS & ENTERTAINMENT INC/
filed 2002-05-15
CIK 924396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

                           Yes    X          No
                                -----            ------

         As of May 12, 2002 the Company had 19,579,728 shares of its $.0001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                           Yes               No    X
                                -------          ------

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  GLOBAL SPORTS & ENTERTAINMENT, INC.
                                      CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)
                                            MARCH 31, 2002

ASSETS

CURRENT ASSETS:
   Cash                                                            $    352,705
   Accounts receivable                                                  116,344
   Prepaid expenses                                                      49,500
                                                                   -------------
     Total current assets                                               518,549
                                                                   -------------

Property & equipment (net)                                              146,975
Equipment held under capital leases (net)                               156,810
Deposits & other assets                                                 380,894
                                                                   -------------
     Total assets                                                  $  1,203,228
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of capital lease                                $     87,134
   Notes & accounts payable - related parties                           251,666
   Deferred revenue                                                     481,167
   Accounts payable                                                     746,108
   Accrued settlement costs                                             866,453
   Other accrued liabilities                                            463,443
                                                                   -------------
     Total current liabilities                                        2,895,971
                                                                   -------------

 Long term debt, less unamortized discount of $ 555,501                 287,697
                                                                   -------------
       Total liabilities                                              3,183,668
                                                                   -------------
STOCKHOLDERS' DEFICIT:
   Preferred stock - $0.0001 par value; 5,000,000 shares authorized;
     64,000 Series C shares issued and outstanding                            6
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
     19,579,728 issued and outstanding                                    1,958
    Additional paid in capital                                       10,391,879
    Accumulated deficit                                             (12,374,283)
                                                                   -------------
        Total stockholders' deficit                                  (1,980,440)
                                                                   -------------

        Total liabilities and stockholders' deficit                $  1,203,228
                                                                   =============

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                              GLOBAL SPORTS & ENTERTAINMENT, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                      2002            2001
                                                                 -------------   -------------
Net Revenues - services, net of chargeback                       $  1,982,238    $    848,423
Revenues - advertising                                                157,168              --
                                                                 -------------   -------------
     Total revenues                                              $  2,139,406    $    848,423
                                                                 -------------   -------------

Handicapping fees                                                      51,033          11,239
Handicapping fees - related party                                     115,400          20,000
Advertising expense                                                   131,383         155,379
Commissions                                                           502,891         206,386
Salaries & wages                                                      219,428         165,775
Professional fees                                                     131,556          25,091
General and administrative                                            324,182         529,301
Depreciation expense                                                   57,749          57,749
                                                                 -------------   -------------
     Total operating expense                                        1,533,622       1,170,920
                                                                 -------------   -------------
     Operating income (loss)                                          605,784        (322,497)
                                                                 -------------   -------------

Non-cash financing costs - conversion of warrants & debentures       (119,930)             --
Interest (expense), including $59,936 amortization in 2002            (74,086)         (8,225)
Interest (expense) - related parties                                   (3,833)         (1,215)
                                                                 -------------   -------------
     Income (loss) before income taxes                                407,935        (331,937)
     Income Tax                                                            --              --
                                                                 -------------   -------------
Net income (loss)                                                $    407,935    $   (331,937)
                                                                 =============   =============

Basic income (loss) per share of common stock                    $       0.02    $      (0.03)
                                                                 =============   =============
Basic weighted shares of common stock outstanding                  19,387,485      10,125,000
                                                                 =============   =============

Diluted income (loss) per share of common stock                  $       0.02    $      (0.03)
                                                                 =============   =============

Diluted weighted shares of common stock outstanding:               24,671,851      10,125,000
                                                                 =============   =============

                      The accompanying notes are an integral part of the
                         unaudited consolidated financial statements.

                                   GLOBAL SPORTS & ENTERTAINMENT, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -----------------------
                                                                                     2002         2001
                                                                                  ----------   ----------
   CASH FLOWS - OPERATING ACTIVITIES:
   Net income (loss)                                                              $ 407,935    $(331,937)
                                                                                  ----------   ----------
     Adjustments to reconcile net income (loss) to net cash used in operations:
       Depreciation                                                                  57,749       57,749
       Services paid with warrants                                                   15,000           --
       Interest expense - issuance of convertible debt                               88,130           --
       Interest expense - issuance of convertible debt (warrants portion)            91,686           --
       Increase (decrease) in:
          Deferred revenue                                                         (341,758)      66,010
          Accounts payable                                                           17,055      117,080
          Other current liabilities                                                 (43,596)     (17,901)
       (Increase) decrease in:

              Accounts receivable                                                   (12,638)     (27,647)
              Prepaid expenses                                                      (49,500)          --
              Other assets                                                          (38,001)       1,000
                                                                                  ----------   ----------
     Total adjustments                                                             (215,873)     196,291
                                                                                  ----------   ----------
Total cash provided by (used in) operating activities                               192,062     (135,646)
                                                                                  ----------   ----------

CASH FLOWS - FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                              --      150,000
   Payments on long-term debt & lease obligations                                   (19,580)     (36,044)
   Proceeds from conversion of debenture                                             51,875           --
   Proceeds from conversion of warrants                                              83,745           --
                                                                                  ----------   ----------
Total cash provided by financing activities                                         116,040      113,956
                                                                                  ----------   ----------

Net increase in cash                                                                308,102      (21,690)
Cash - beginning of the periods                                                      44,603       74,668
                                                                                  ----------   ----------
Cash - end of the periods                                                         $ 352,705    $  52,978
                                                                                  ==========   ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
         Interest                                                                 $   4,524    $   6,340
         Income taxes                                                             $      --    $      --
   See note 2 for more information on non-cash activities


                            The accompanying notes are an integral part of the
                              unaudited consolidated financial statements.

                                                 GLOBAL SPORTS & ENTERTAINMENT, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                             (UNAUDITED)

                                          Series C
                                         Convertible
                                        Preferred Stock             Common shares
                                        ---------------             -------------                                          Total
                                      No. of                      No. of                     Paid-In     Accumulated   Stockholders'
                                      Shares        Amount        Shares        Amount       Capital       Deficit        Deficit
                                  ------------- ------------- ------------- ------------- ------------- -------------  -------------
Balance - December 31, 2001             64,000  $          6    19,195,241  $      1,920  $ 10,118,217  ($12,782,218)  ($ 2,662,075)


Issuance of common shares for
conversion of warrants                      --            --       275,716            27       197,109            --        197,136

Issuance of common shares for
conversion of debentures                    --            --       108,771            11        76,553            --         76,564

Net income for the three months
ended March 31, 2002                        --            --            --            --            --       407,935        407,935
                                  ------------- ------------- ------------- ------------- ------------- -------------  -------------


Balance - March 31, 2002                64,000  $          6    19,579,728  $      1,958  $ 10,391,879  ($12,374,283)  ($ 1,980,440)
                                  ============= ============= ============= ============= ============= =============  =============

                   The accompanying notes are an integral part of the unaudited consolidated financial statements.

              GLOBAL SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

         Global Sports & Entertainment, Inc. and Subsidiaries (the "Company") is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

         The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the fourth quarter and the first quarter, and the remainder of the year.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Financial statements for the quarter ended March 31, 2001 do not coincide with previously reported amounts as a result of a reverse acquisition in 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, SportsEDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         EARNINGS (LOSS) PER SHARE - "Basic" earnings per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the three months ended March 31, 2002 and 2001, the number of common stock equivalents excluded from the calculation were 9,090,131 and 4,570,121, respectively.

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

         BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature representing a 25% imputed discount. The value of such features is recorded by the Company as interest expense of $59,936 and $-0- for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, holders of convertible securities were offered a limited opportunity to convert those securities to common stock. The acceptance of that offer by some of those holders resulted in the issuance of 275,716 shares for conversion of warrants and 108,771 shares for conversion of debentures. The Company recorded non-cash financing expense associated with those conversions of $119,930 for the three months ended March 31, 2002.


NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         The Company incurred a net loss of $5,527,352 for the year ended December 31, 2001 and has an accumulated deficit of $12,374,283 at March 31, 2002. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company intends to secure additional financing, consistent with its original business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 4 - COMMITMENTS

         LEGAL MATTERS - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review of amounts accrued and consultation with counsel, believes it has meritorious defenses and considers that any additional liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

         Management is seeking to formally rescind the share exchange transaction with the shareholders of TurfClub.com. In February 2002, the Company reached an agreement with some of the former shareholders of TurfClub.com who were not involved with the matters which gave rise to the decision to rescind. That agreement provided that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a liability of approximately $866,000 at March 31, 2002 for the estimated cost of reaching a similar agreement with all of the former TurfClub.com shareholders who were not involved in the matters of dispute.

              On April 29, 2002, a former executive and shareholder of TurfClub.com filed a complaint against the Company for breach of contract and other items. Management believes that the complaint is without merit and will vigorously defend against it.


NOTE 5 - TAX EXPENSE

         The Company has not accrued income tax expense for the period ended March 31, 2002 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

         We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers who call the telephone numbers advertised on our weekly 30-minute infomercial program called THE GLOBAL SPORTSEDGE,TM which airs nationally every Saturday morning during the football season on the PAX TV, a cable television channel. We also sell our handicapping services through an arrangement with National Sports Service on its television show, PROLINE, which airs weekly on USA Network, a cable television channel as well as on our Web site located at www.GSportsEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

PLAN OF OPERATIONS

         Over the next 12 months, we intend to expand our infomercial business model to cover additional sports, such as soccer, cricket and rugby, in other geographic markets. We also intend to continue marketing our existing handicapping services for football, basketball and baseball in the United States in order to build our existing customer base.

         As of March 31, 2002, we had current assets of $518,549 and a working capital deficit of $(2,377,422). In addition, we had a total accumulated deficit of $(12,374,283) as of March 31, 2002. We require approximately $130,000 per month during the football season to purchase cable television airtime for our show and to promote our services on radio and in print publications. We require an additional $200,000 per month to fund our normal operations. Our management believes that it will require, at least, an additional $2,000,000 of capital in order to fund its plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from cash flows from operations and the sale of our securities. There are no commitments on the part of anyone to buy our securities and there can be no assurance that we will be able to sell our securities on satisfactory terms, if at all.

SEASONALITY

         Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and fourth quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the second and third quarters and higher net sales in the first and fourth quarters. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                           FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition; the risks and uncertainties concerning the availability of additional capital as and when required; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 27, 2001, a complaint was filed in the Los Angeles County Superior Court against us by our former lessor, Sitrick and Company, Inc. Among other things, the complaint alleges breach of contract by failing to make the required payments under a sublease agreement for office space. On June 19, 2000, we entered into a sublease agreement with the plaintiff to sublease certain space for monthly payments ranging from $28,845 to $31,460 until October 31, 2003. The plaintiff is seeking monetary damages for an amount which has not yet been ascertained. On January 22, 2002 the plaintiff was awarded a writ of attachment against the assets of Global Sports Edge, Inc. in the amount of $180,000. We are currently defending this litigation and trial has been scheduled for September, 2002.

         On October 1, 2001, a complaint was filed against us by Global Sports, Inc. in the United States Court for the Eastern District of Pennsylvania alleging various federal and state law claims relating to our use of the name "Global Sports" in connection with our business. The complaint alleges infringement and dilution of the plaintiff's common law trademark and service mark and violation of federal and state unfair competition laws. Among other things, the plaintiff is seeking an injunction to prevent us from using the "Global Sports" mark and monetary damages in excess of $100,000 for trademark infringement and unfair competition. We believe that a settlement of this action is imminent with no damages.

         Management is seeking to formally rescind the share exchange transaction with the shareholders of TurfClub.com. In February 2002, the Company reached an agreement with some of the former shareholders of TurfClub.com who were not involved with the matters which gave rise to the decision to rescind. That agreement provided that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a liability of approximately $866,000 at March 31, 2002 for the estimated cost of reaching a similar agreement with all of the former TurfClub.com shareholders who were not involved in the matters of dispute.

         On April 29, 2002, a former executive and shareholder of TurfClub.com filed a complaint against the Company for breach of contract and other items. Management believes that the complaint is without merit and will vigorously defend against it.

         In addition, Qwikcap Corp. has filed an action against the Company for a breach of a series of agreements entered into by Qwikcap Corp. and TurfClub.com that were allegedly subsequently assumed by the Company. The Company intends to vigorously defend the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2002, we sold and issued the following unregistered securities:

Common Stock
------------

         In March 2002, we issued 275,716 shares of our common stock to holders of warrants and 108,771 shares to holders of debentures who elected to exercise their rights to purchase. The proceeds of these transactions aggregated $135,620 excluding retirement of debentures with face value of $50,000. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K

                  On February 26, 2002, we filed a Form 8-K/A to amend the Form 8-K filed to report (i) the changes in control and (ii) the proposed amendments to the Certificate of Incorporation as described that form. That Form 8K/A included financial statements and pro forma financial information on the 2001 reverse merger and reorganization of the Registrant.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Global Sports & Entertainment, Inc.
                                     (Registrant)

Dated:  May 14, 2002                 By:  /s/ Douglas R. Miller
                                         ----------------------
                                          Douglas R. Miller
                                          President and Chief Financial Officer