Form 10QSB
period 2002-06-30
GLOBAL SPORTS & ENTERTAINMENT INC/
filed 2002-08-14
CIK 924396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

     [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  __________  to  ___________

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

           Yes    X     No
                 ---       ---

     As of June 30, 2002 the Company had 21,106,160 shares of its $.0001 par value common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):

           Yes          No  X
                 ---       ---

PART 1:     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL SPORTS & ENTERTAINMENT, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
                                  JUNE 30, 2002

ASSETS
CURRENT ASSETS:
 Cash                                                               $    652,112
 Accounts receivable                                                      48,554
 Prepaid expenses                                                         58,167
                                                                    -------------
 Total current assets                                                    758,833
                                                                    -------------

Property & equipment (net)                                               143,966
Equipment held under capital leases (net)                                108,245
Deposits & other assets                                                  328,048
                                                                    -------------
 Total assets                                                       $  1,339,092
                                                                    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current portion of capital lease                                   $     92,045
 Notes & accounts payable - related parties                              251,666
 Deferred revenue                                                        429,167
 Accounts payable                                                        757,570
 Accrued settlement costs                                                350,951
 Other accrued liabilities                                               540,443
                                                                    -------------
  Total current liabilities                                            2,421,842
                                                                    -------------

 Long term debt, less unamortized discount of $748,124                   928,633
                                                                    -------------
Total liabilities                                                      3,350,475
                                                                    -------------
STOCKHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized;
64,000 shares issued and outstanding                                           6
Common stock - $0.0001 par value; 50,000,000 shares authorized;
21,106,160 issued and outstanding                                          2,110
Additional paid in capital                                            11,795,593
Accumulated deficit                                                  (13,809,092)
                                                                    -------------
Total stockholders' deficit                                           (2,011,383)
                                                                    -------------

Total liabilities and stockholders' deficit                         $  1,339,092
                                                                    =============

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                        GLOBAL SPORTS & ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                 Three months ended          Six months ended
                                                                      June 30,                   June 30,
                                                             --------------------------  --------------------------
                                                                 2002          2001          2002          2001
                                                             ------------  ------------  ------------  ------------
Net revenue - services                                       $   705,706   $   153,970   $ 2,687,944   $ 1,002,393
Revenues - advertising                                            71,497            --       228,665            --
                                                             ------------  ------------  ------------  ------------
 Total revenues                                              $   777,203   $   153,970   $ 2,916,609   $1,002,3931
                                                             ------------  ------------  ------------  ------------

Handicapping fees                                                 34,289         6,000        85,322        17,239
Handicapping fees - related party                                 45,339             0       160,739        20,000
Advertising expense                                                5,517         2,486       136,900       157,865
Commissions                                                      309,187        82,362       812,077       288,748
Salaries & wages                                                 267,282       108,552       486,710       274,327
Professional fees                                                622,274        13,255       753,830        38,346
General and administrative                                       321,440        64,849       645,621       594,150
Non-recurring charges                                            170,000            --       170,000            --
Depreciation expense                                              57,749        57,750       115,498       115,499
                                                             ------------  ------------  ------------  ------------
 Total operating expense                                       1,833,077       335,254     3,366,698     1,506,174
                                                             ------------  ------------  ------------  ------------
 Operating loss                                               (1,055,874)     (181,284)     (450,089)     (503,781)

Non-cash financing costs - conversion of warrants &
Debentures                                                        (7,273)           --      (127,203)           --
Interest (expense), including amortization of debt discount     (151,829)       (7,960)     (225,915)      (16,185)
Other non-cash cost of financing                                (216,000)           --      (216,000)           --
Interest (expense) - related parties                              (3,834)       (2,030)       (7,667)       (3,245)
                                                             ------------  ------------  ------------  ------------
 Loss before income taxes                                     (1,434,810)     (191,274)   (1,026,874)     (523,211)
                                                             ------------  ------------  ------------  ------------
Net loss                                                     $(1,434,810)  $  (191,274)  $(1,026,874)  $  (523,211)
                                                             ============  ============  ============  ============

Basic and diluted loss per share of common stock             $     (0.07)  $     (0.02)  $     (0.05)  $     (0.05)
                                                             ============  ============  ============  ============
Basic weighted shares of common stock outstanding             20,342,944    10,125,000    20,150,700    10,125,000
                                                             ============  ============  ============  ============

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             GLOBAL SPORTS & ENTERTAINMENT, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                                        Six months ended
                                                                             June 30,
                                                                         2002         2001
                                                                     ------------ ------------
CASH FLOWS - OPERATING ACTIVITIES:
 Net loss                                                            $(1,026,874)  $(523,211)
                                                                     ------------ ------------
 Adjustments to reconcile net loss to net cash used in operations:
 Depreciation                                                            115,498     115,499
 Services paid with warrants                                              30,000         - -
 Services & settlements paid with common stock                         1,195,507         - -
 Interest expense - issuance of convertible debt                         127,203         - -
 Interest expense - issuance of convertible debt (warrants portion)      184,984         - -
 Decrease (increase) in:
              Accounts receivable                                         55,151         - -
              Prepaid expenses                                           (58,167)        - -
              Other assets                                                  (158)         - -
 Increase (decrease) in:
              Deferred revenue                                          (393,758)   (108,990)
              Accounts payable                                            28,517     295,696
              Other current liabilities                                 (482,096)     19,430
                                                                     ------------ ------------
 Total adjustments                                                       802,683     321,635
                                                                     ------------ ------------
Total cash provided be (used in) operating activities                   (224,191)   (201,576)
                                                                     ------------ ------------
CASH FLOWS - INVESTING ACTIVITIES:

 Purchase of fixed assets                                                 (6,175)         --
                                                                     ------------ ------------
 Total cash used in investing activities                                  (6,175)         --
                                                                     ------------ ------------

CASH FLOWS - FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                716,500     160,000
 Payments on long-term debt & lease obligations                          (31,110)    (29,016)
 Proceeds from conversion of debenture                                    51,875         - -
 Proceeds from conversion of warrants & options                          100,610          --
                                                                              --
                                                                     ------------ ------------
Total cash provided by financing activities                              837,875     130,984
                                                                     ------------ ------------

Net increase (decrease) in cash                                          607,509     (70,592)
Cash - beginning of the periods                                           44,603      74,666
                                                                     ------------ ------------
Cash - end of the periods                                            $   652,112   $   4,074
                                                                     ============ ============

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
For the six months ended June 30, 2002 and 2001, the Company paid $0 for taxes and $21,056 for interest and $0 for taxes and $16,185 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the six months ended June 30, 2002 the amounts were $969,130 in common stock and $226,377 in warrants.

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                              GLOBAL SPORTS & ENTERTAINMENT, INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                          (UNAUDITED)


                                   Series C Convertible
                                      Preferred Stock        Common shares
                                   -------------------  ---------------------                                        Total
                                    No. of                No. of      Common         Paid-In        Accumulated    Shareholders'
                                    Shares     Amount     Shares      Amount         Capital          Deficit        Equity
                                   ---------  --------  ----------  ----------  -----------------  -------------  -------------
Balance - December 31, 2001           64,000  $      6  19,195,241  $    1,920  $   10,118,217     ($12,782,218)  ($2,662,075)

Issuance of common shares for
 conversion of warrants & options        --         --     309,546          30        221,294            --          221,324

Issuance of common shares in
 payment for services and
 settlements                                             1,492,602         149      1,324,473                      1,324,622

Issuance of common shares for
 conversion of debentures                --         --     108,771          11         76,553            --           76,564

Recorded value of warrants issued
with debentures                                                                        55,056                         55,056

Net loss for the six months ended
June 30, 2002                        -------   -------   ---------    --------   ----------------    (1,026,874)  (1,026,874)
                                   ---------  --------  ----------  ----------  -----------------  ------------- -------------

Balance - June 30, 2002               64,000  $      6  21,106,160  $    2,110  $  11,795,593      ($13,809,092) ($2,011,383)
                                   =========  ========  ==========  ==========  =================  ============= =============

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

              GLOBAL SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                       (FORMERLY IMSCO TECHNOLOGIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  OPERATIONS

     Global Sports & Entertainment, Inc. (the Company) is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the fourth quarter and the first quarter, and the remainder of the year.

NOTE  2  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

     On May 23, 2002, the Company filed a Form 8-K to disclose an election by our Board of Directors to change the fiscal year of the company from January 1 through December 31 in each year to August 1 through July 31 in each year.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, GlobalSportsEDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     EARNINGS (LOSS) PER SHARE - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the six and three months ended June 30, 2002 and 2001, the number of common stock equivalents excluded from the calculation were 10,310,191 and 4,570,121, respectively.


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

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

     REVENUE RECOGNITION - Revenue from service agreements is recognized pro ratably over the term of the agreement.

     OPERATING COSTS & EXPENSES - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred.

     BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature representing a 25% imputed discount. The value of such features is recorded by the Company as interest expense of $184,984 and $-0- for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, holders of convertible securities were offered a limited opportunity to convert those securities to common stock. The acceptance of that offer by some of those holders resulted in the issuance of 309,546 shares for conversion of warrants and 108,771 shares for conversion of debentures. The Company recorded non-cash financing expense associated with those conversions of $127,203 for the six months ended June 30, 2002.

Note 3 - Convertible Debenture

     In June, 2002 we issued convertible debentures with a stated principal amount of $100,000 and warrants to purchase 200,000 shares of common stock at $1.25 per share. We also issued a convertible note with a stated principal amount of $750,000 that may be repaid by issuance of common stock. The conditions of that note include the issuance of warrants to purchase 250,000 shares of common stock at an average of $0.992 per share.

NOTE  4 -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $1,026,874 for the six months ended June 30, 2002 and has an accumulated deficit of $13,809,092 at June 30, 2002. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company intends to secure additional financing, consistent with its original business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE  5 -  COMMITMENTS

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

     Management has formally rescinded the share exchange transaction with the shareholders of TurfClub.com. In February 2002, the Company reached an agreement with some of the former shareholders of TurfClub.com who were not involved with the matters which gave rise to the decision to rescind. That agreement provided that the Company will issue a reduced number of shares of common stock and warrants in exchange for mutual releases from all parties. The financial statements reflect a remaining liability of approximately $135,000 at June 30, 2002 for the estimated cost of reaching a similar agreement with all of the former TurfClub.com shareholders who were not involved in the matters of dispute.

          On April 29, 2002, a former executive and shareholder of TurfClub.com filed a complaint against the Company for breach of contract and other items. Management believes that the complaint is without merit and will vigorously defend against it.

     The Company has reached an agreement in the matter of breach of contract litigation with a former landlord and concluded arbitration with an individual regarding a sports celebrity agreement from 2000. The financial statements for the six months ended June 30, 2002 reflect a non-recurring charge of $170,000 for the excess of the estimated aggregate costs of those settlements over amounts previously recorded.

NOTE  6  -  TAX  EXPENSE

     The Company has not accrued Income Tax Expense for the period ended June 30, 2002 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

     We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers that call the telephone numbers advertised on our weekly 30-minute infomercial program called The Global SportsEDGE,TM which airs nationally every Saturday morning during the football season on PAX TV, a cable television channel. The show will also run on company-owned stations of the Fox Sports Network in 2002. We also sell our handicapping services on our Web site located at www.GSportsEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001.

     REVENUES. Revenues from sales of sports handicapping information and analysis increased from $1,002,393 for the six months ended June 30, 2001 to $2,687,944 for the six months ended June 30, 2002, which represents a 168% increase. Of these figures, $358,990, or 36%, of the revenue for the six months ended June 30, 2001 resulted from the recognition of sales revenues deferred from prior periods, but the comparable amount for the same period in 2002 was $365,093, or 14%.

     Revenue from advertising agreements was $228,665 in 2002; we had no revenue from advertising agreements in the first six months of 2001.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2001 were $1,506,174 and $3,366,698 for the six months ended June 30, 2002, representing a 124% increase. The breakdown of costs and expenses are detailed below:

     Handicapping Fees. Handicapping fees increased from $37,239 for the six months ended June 30, 2001 to $246,061 for the six months ended June 30, 2002, which represents an increase of 561%. This increase appears substantially greater than the corresponding increase in sales because of the larger percentage of deferred revenue recognized in the six months ended June 30, 2001, as discussed above.

     Advertising Expense. Advertising expenses, including production of television shows, decreased from $157,865 for the six months ended June 30, 2001 to $136,900 for the six months ended June 30, 2002, a 13% reduction. Historically, we incur most of our advertising expense in the period from September to December, and we expect that pattern to continue.

     Commissions. Commission expense increased from $288,748 for the six months ended June 30, 2001 to $812,077 for the six months ended June 30, 2002, which represents an increase of 181%. This increase is due, in part, to higher payroll benefits in 2002.

     Salaries and Wages. Salaries & wages increased from $274,327 for the six months ended June 30, 2001 to $486,710 for the six months ended June 30, 2002, which is an increase of 77%. In this period in 2001, we had staff reductions as a result of liquidity issues, and the amount for the six months ended June 30, 2002 is more representative of continuing operations.

     Professional Fees. Professional fees increased from $38,346 for the six months ended June 30, 2001 to $753,830 for the six months ended June 30, 2002, representing a 1866% increase. This increase is mainly attributable to efforts to raise investment capital during the three months ended June 30, 2002. Other contributing factors include the costs associated with being a public company and the costs of litigation described elsewhere in this filing.

     General and Administrative. General and administrative expenses increased from $594,150 for the six months ended June 30, 2001 to $645,621 for the six months ended June 30, 2002, which is a 9% increase. The 2001 figure reflects a substantially higher rent expense ($208,550 vs. $79,534) associated with the former offices in Los Angeles.

     Non-recurring charges of $170,000 in the six months ended June 30, 2002 reflect estimated final costs of settlements of litigation in excess of amounts already recorded.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

     REVENUES. Revenues from sales of sports handicapping information and analysis increased from $153,970 for the three months ended June 30, 2001 to $705,706 for the six months ended June 30, 2002, which represents a 358% increase.

     Revenue from advertising agreements was $71,497 for this period in 2002; we had no revenue from advertising agreements in the first three months of 2001.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2001 were $335,254 and $1,833,077 for the three months ended June 30, 2002, representing a 447% increase. The breakdown of costs and expenses are detailed below:

     Handicapping Fees. Handicapping fees increased from $6,000 for the three months ended June 30, 2001 to $79,628 for the three months ended June 30, 2002, which represents an increase of 1227%. Due to liquidity issues in the three months ended June 30, 2001, handicapping fees were not paid to the CEO.

     Commissions. Commission expense increased from $82,362 for the three months ended June 30, 2001 to $309,187 for the three months ended June 30, 2002, which represents an increase of 275%. This increase is due, in part, to higher payroll benefits in 2002.

     Salaries and Wages. Salaries & wages increased from $108,552 for the three months ended June 30, 2001 to $267282 for the three months ended June 30, 2002, which is an increase of 146%. In this period in 2001, we had staff reductions as a result of liquidity issues, and the amount for the three months ended June 30, 2002 is more representative of continuing operations.

     Professional Fees. Professional fees increased from $13,225 for the three months ended June 30, 2001 to $622,274 for the three months ended June 30, 2002, representing a 4605% increase. This increase is mainly attributable to efforts to raise investment capital during the three months ended June 30, 2002. Other contributing factors include the costs associated with being a public company and the costs of litigation described elsewhere in this filing.

     General and Administrative. General and administrative expenses increased from $64,849 for the three months ended June 30, 2001 to $321,440 for the three months ended June 30, 2002, which is a 396% increase. The 2001 figure is extremely low as a result of liquidity issues in the second quarter of that year.

     Non-recurring charges of $170,000 in the three months ended June 30, 2002 reflect estimated final costs of settlements of litigation in excess of amounts already recorded.

     Our working capital deficit as of June 30, 2002 was $1,663,010. Of that amount, approximately $429,167 represents revenues from sales and advertising agreements that will not be recognized until after June 30, 2002. We are continuing our efforts to raise investment capital through sale of convertible debentures or common stock.

     Over the next 12 months, we intend to expand our infomercial business model to cover additional sports, such as soccer, cricket and rugby, in other geographic markets. We also intend to continue marketing our existing handicapping services for football, basketball and baseball in the United States in order to build its existing customer base.

     As of June 30, 2002, we had current assets of $758,833 and a working capital deficit of $1,663,009. In addition, we had a total accumulated deficit of $13,809,092 as of June 30, 2002. We require approximately $130,000 per week during the football season to purchase cable television airtime for our show and to promote our services on radio and in print publications. We require an additional $200,000 per month to fund our normal operations. We raised $868,985 in capital in the six months ended June 30, 2002 from the conversion of previously outstanding convertible securities and from the proceeds of a new loan secured in part by the pledge of 1,000,000 shares of capital stock owned by our CEO and our President. Our management believes that it will require, at least, an additional $750,000 of capital in order to fund its plan of operations over the next 9 months. We expect to fund our capital requirements over the next 9 months from cash flows from operations and the sale of our securities. There are no commitments on the part of anyone to buy our securities and there can be no assurance that we will be able to sell our securities on satisfactory terms, if at all.

SEASONALITY

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and fourth quarters of the calendar year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the second and third quarters and higher net sales in the first and fourth quarters. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate,""estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization and our present financial condition; the risks and uncertainties concerning the availability of additional capital as and when required; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On February 27, 2001, a complaint was filed in the Los Angeles County Superior Court against us by our former lessor, Sitrick and Company, Inc. Among other things, the complaint alleges breach of contract by failing to make the required payments under a sublease agreement for office space. On June 19, 2000, we entered into a sublease agreement with the plaintiff to sublease certain space for monthly payments ranging from $28,844.75 to $31,460 until October 31, 2003. The plaintiff is seeking monetary damages for an amount which has not yet been ascertained. On January 22, 2002 the plaintiff was awarded a writ of attachment against the assets of Global Sports Edge, Inc. in the amount of $180,000. We have reached a settlement in this case and the final cost of that settlement in excess of amounts previously recorded is reflected in the financial statements for the six months ended June 30, 2002.

     On October 1, 2001, a complaint was filed against us by Global Sports, Inc. in the United States Court for the Eastern District of Pennsylvania alleging various federal and state law claims relating to our use of the name "Global Sports" in connection with our business. The complaint alleges infringement and dilution of the plaintiff's common law trademark and service mark and violation of federal and state unfair competition laws. Among other things, the plaintiff is seeking an injunction to prevent us from using the "Global Sports" mark and monetary damages in excess of $100,000 for trademark infringement and unfair competition. We reached a settlement in this case which required payment of $5,000. The case was formally dismissed on June 7, 2002.

     Thomas G. Muehlbauer v. TurfClub.com, Inc.; Global Sports & Entertainment, Inc, Global Sports Edge, Inc.; Timothy Keating and Does 1 through 100; Superior Court of the State of California County of San Diego; Case No. GIC 787592. This is case was filed on April 29, 2002. This is an action for a breach of an employment agreement and a share issuance agreement between Plaintiff Muehlbauer and the Company in connection with an agreement and plan of reorganization. The Company intends to vigorously defend the action.

     Qwikcap Corp. v. TurfClub.Com, Inc.; Global Sports & Entertainment, Inc.; Neil Hadfield; Thomas Muehlbauer and Does 1 through 25; Superior Court of the State of California County of San Diego North; Case No. GIN 019321. This is an action for a breach of a series of agreements entered into by Qwikcap and TurfClub.Com that were allegedly assumed by the Company. This action was settled in July, 2002. Global Sports will issue 136,995 shares of its common stock to QwikCap Corporation as part of the settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the six months ended June 30, 2002, we sold and issued the following unregistered securities:

Common Stock
------------

     In March and May, 2002, we issued 309,546 shares of our common stock to holders of warrants and 108,771 shares to holders of debentures who elected to exercise their rights to purchase. The proceeds of these transactions aggregated $202,485 including retirement of debentures with face value of $50,000.

     In the three months ended June 30, 2002 we issued 349,333 shares of common stock as payment for services and issued 1,028,889 shares in payment of settlements reached in the TurfClub matter. We also issued 114,380 shares of common stock which had been registered for use in payment to consultants.

Convertible Debentures
----------------------

     In June, 2002 we issued Convertible Debentures with a stated principal amount of $100,000 and warrants to purchase 200,000 shares of common stock at $1.25 per share.

     On June 27, 2002, we completed a transaction with Laurus Master Fund, Ltd., pursuant to which Laurus made a $750,000 investment in us in exchange for a 13% convertible note and a five-year warrant to purchase 250,000 shares of our common stock at exercise prices ranging from $.88 to $1.20. We intend to use the proceeds of the investment for general corporate purposes.

     Laurus may convert the convertible note at any time into shares of our common stock at a fixed conversion price of $.80, subject to certain restrictions in the purchase agreement. We may pay the principal and interest on the convertible note, which has an eighteen month term, in cash, shares of our common stock or a combination of cash and stock, except prior to the date of this prospectus we must make such payments solely in cash unless Laurus consents to payment in stock. We make interest only payments until October 1, 2002, at which time we will pay interest and one-fifteenth of the principal on the first business day of each calendar month and on the maturity date of December 27, 2003.

     Laurus contractually agreed to restrict its ability to convert the convertible note and/or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion and/or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

     We also agreed to file with the Securities and Exchange Commission, and have declared effective by October 10, 2002, a registration statement registering the resale of the shares of our common stock issuable to Laurus upon conversion or payment of the note and exercise of the warrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

ITEM 5.  OTHER INFORMATION.

         Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       EXHIBITS.

               None.

     (b)       REPORTS  ON  FORM  8-K

               On May 23, 2002, we filed a Form 8-K to disclose an election by our Board of Directors to change the fiscal year of the company from January 1 through December 31 in each year to August 1 through July 31 in each year.


                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Sports & Entertainment, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Allyn Root, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  Wayne Allyn Root
                                    -----------------------
                                    By: Wayne Allyn Root
                                    Chief Executive Officer
                                    August 13, 2002

In connection with the Quarterly Report of Global Sports & Entertainment, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas R. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Douglas R. Miller
                                    -------------------------
                                    By: Douglas R. Miller
                                    Chief Financial Officer
                                    August 13, 2002