Form 10KSB
period 2002-07-31
GWIN INC
filed 2002-10-28
CIK 924396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================


                                  FORM 10-KSB

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal period ended July 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-24520


                                   GWIN, INC.
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


                       GLOBAL SPORTS & ENTERTAINMENT, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 25, 2002 was approximately $3,641,141 based upon the closing price per share of the Common Stock of $0.32 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of October 25, 2002:

               Common Stock, $.0001 Par Value - 21,285,703 shares
        ----------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management......10

Item 12. Certain Relationships and Related Transactions .....................12

Item 13. Exhibits, Lists and Reports on Form 8-K ............................13

SIGNATURES ..................................................................14

Exhibit Index

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW

     We provide sports handicapping analysis and advice to sports bettors
worldwide through our wholly-owned subsidiary, Global SportsEDGE, Inc.   Global
SportsEDGE provides professional handicapping advice on professional football games played by the National Football League, professional basketball games played by the National Basketball Association, college football and basketball games played by Division I of the National Collegiate Athletic Association, and
professional major-league baseball.   Over the next year, we plan to expand our
operations to cover sporting events in Europe and Asia, and to expand our handicapping services to include soccer, cricket and rugby.

CORPORATE INFORMATION

     We were originally incorporated in Nevada in 1986. We reincorporated in Massachusetts in 1987 and reincorporated in Delaware under the name of IMSCO Technologies, Inc. in 1996. From July 1992 to August 1999, we were engaged in the research and development of electrostatic separation technologies. In late 1999, we ceased our operations and shifted our focus toward the strategic acquisition of an operating business. To that end, in July 2001, we acquired our sports handicapping business, which we operate through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation. As a result of the reorganization:

- all of our former directors and officers resigned and were replaced by our current directors and officers;

- we amended our certificate of incorporation to (a) effect a one-for-four reverse stock split of our common stock; (b) change our name to Global Sports & Entertainment, Inc.; and (c) increase our authorized capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock;

- we issued an additional 14,845,241 shares of our common stock to the stockholders of the acquired company, after giving effect to the conversion of our Series B preferred stock and the one-for-four reverse split of our common stock;

- we issued options and warrants to purchase a total of 4,570,121 shares of our common stock to replace options and warrants held by the stockholders of the acquired company; and

- we raised $1,500,000 in a private placement sale of 64,000 shares of our Series C convertible preferred stock, each share of which is convertible at any time into 46.875 shares of our common stock, as well as warrants to purchase an additional 64,000 shares of Series C convertible preferred stock.

     Effective August 22, 2002, we changed our name to GWIN, Inc. in order to avoid both consumer confusion and potential and actual litigation with another Delaware company with a similar name, Global Sports, Inc. Global Sports, Inc. filed a complaint against us on October 11, 2001 regarding the similarity of our names. Although our businesses are not competitive, in evaluating our options regarding this proceeding, including a consideration of the time and resources that would have been required to adequately respond to this proceeding, the board of directors determined that it was in the best interests of our company and our shareholders to avoid the deleterious effects of pursuing this cause of action altogether, and changed our name, which permitted us to focus on our business and operations. Our shareholders were not affected by the name change in any way.


THE GAMING AND SPORTS HANDICAPPING MARKET

     Our services are intended to assist fans of the games and teams we cover in analyzing the prospects for their favored teams throughout the season, and for sports bettors who wish to use our analysis in determining their wagers on specific teams and/or games. We believe that our handicappers have the superior knowledge and skill, and purchasing our handicappers' analysis allows our customers to increase their odds of winning.

     We believe that there is a market for our sports handicapping information and analysis wherever there is a market for sports wagering and that the size of the market for our sports handicapping information and analysis is directly related to the market for sports wagering, which is substantial. In the United States, wagering on sporting events, other than pari-mutuel betting, is currently legal only in the State of Nevada. Pari-mutuel betting is a betting pool in which those who bet on competitors finishing in the first three places share the total amount bet, minus a percentage for the management. According to a 1999 report by the National Gambling Impact Study Commission, sports wagering reached $2.3 billion in Nevada's sports books in 1998. Estimates of the scope of other sports betting in the United States range from $80 billion to $380 billion annually. We believe that the proliferation of cable and satellite television, which has increased the viewing access to sporting events worldwide, has also increased viewers' interest in sports betting.

OUR BUSINESS MODEL

     Our business model is centered around our high-caliber handicappers. Mr. Wayne Allen Root, our Chairman and Chief Executive Officer, has been employed in the handicapping industry for the past 15 years, and had been the leading revenue generator for National Sports Service, a competitor of our company and an industry leader for the past 25 years. Mr. Alec McMordie has won 28 national handicapping championships over the past nine years. The celebrity of our handicappers allows us to attract highly qualified account representatives to our company. These account representatives are then able to convert incoming telephone leads into completed sales, as described further below.

MARKETING AND SALES

     We generate revenue from the direct sale of our handicapping advice. Interest in our service is derived primarily from two different sources, aside from word-of-mouth: our informercial and our website. We estimate that 70% of our revenue is derived from our infomercial advertising. "The WinningEDGE ," formerly The Global SportsEDGE(TM), a lively 30-minute, professionally produced television infomercial broadcast nationally on Saturday mornings throughout the
football season, generally September through January.   The WinningEDGE airs on
PAX TV Network, a cable television channel reaching 77 million households, as well as on selected Fox Sports Net stations, reaching approximately 40,000,000 households. The show stars and is hosted by Mr. Root. The WinningEDGE also showcases our team of professional handicappers, including Randy White (NFL Hall of Fame, Super Bowl Most Valuable Player), and handicappers Larry Ness, and Alec McMordie. Messrs. Ness and McMordie combined have won over 30 nationally recognized handicapping contests. High profile guests are also featured on the show. During the 2001-2001 season, guests included Tony Dorsett (NFL Hall of Fame, Heisman Trophy), and Rick Barry (NBA Hall of Fame). Other NFL celebrities join the cast on a regular and semi-regular basis. In the past these have included Dan Hampton (six-time NFL All Pro) and Phil McConkey.

     We also sell our handicapping analysis, or "picks," on our website www.WinningEDGE.com, and develop customer interest through radio station advertisements. This year, we have introduced a national advertising campaign on The Sporting News Network, a radio network comprised of 425 affiliates, averaging 13 million listeners weekly. The only "product" we sell is our handicapping analysis, which may be sold as one pick from one handicapper for one game (priced between $49 and $200, depending on the handicapper), or a series of picks for a series of games played in one sport, a series of events in one season, a series of different events for different sports during a season, or a series of picks from different handicappers for one or many games in one or many sports. The cost varies entirely based on the event, the sport, the number of picks and the handicapper.

     Once a potential customer has decided to purchase our picks, the customer calls a toll-free number listed on our website or displayed on our program. Unique telephone numbers are assigned to each of our handicappers and to each advertising source, to assist us with identifying which promotional sources generate the highest revenue. An experienced account representative receives the call, and offers the customer various picks, which the customer can purchase individually or in packages, such as a series of games, sports, or an entire season. Our representatives encourage package sales, which generate higher revenues. Once the customer has selected the individual pick or package, the customer's credit card is immediately charged and the customer then receives the selected pick or package.

     During the football and basketball season, which, combined, extend from September to March, we maintain a staff of approximately 60 experienced sales representatives at our three telemarketing centers. Two of our centers are located in Las Vegas, Nevada, and the third is in Phoenix, Arizona. During the football season, our weekly television infomercials generate significant consumer interest in our handicapping information, and a large portion of our revenues is generated by inbound calls that our account representatives convert into sales. Each inbound call, whether or not converted to an immediate sale, is added to our database of potential customers. Outside of football season, when we do not air regular weekly television infomercials, our account representatives rely more heavily on contacting our caller database to sell handicapping information for other sporting events, such as professional and college basketball and major league baseball.

     Our account representatives have a comprehensive knowledge of sports and the business of sports betting, although they themselves do not conduct any of the handicap analysis. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. We believe that our sales force is among the most experienced and professional in our industry. A number of our customers develop a relationship with a particular account representative and call that representative on a regular basis to purchase our handicapper's picks. Our account representatives, also referred to as sales representatives, are compensated on a commission basis, with total commissions averaging approximately 25% of our gross sales. In addition, sales managers may also receive a small percentage (1-2%) of gross sales achieved by their sales representatives in excess of predetermined sales targets. We sell the analysis and picks of our professional handicappers in a variety of packages and at various prices. Our prices vary by handicapper and by the packages and picks offered by each handicapper, with higher prices for the picks considered by our handicappers to have better odds of beating the spread for a particular game.

     Customers may also purchase picks directly from our website, without interaction with account representatives. Visitors to this site can purchase both unique packages of picks offered only on our website as well as many of the picks of our sports handicappers in the same packages and for the same prices as if they had called our sales office.

OUR STRATEGY

     Our goal is to become the leading provider of sports handicapping information and advice in the United States and internationally. Our strategy includes the following key elements:

     Expand our Business to Cover Additional Sports and Services and New Geographic Markets. We currently provide handicapping analysis and advice for football, basketball and baseball, primarily for events in the United States. We plan to focus on maintaining and expanding the profitable growth of our traditional operations for the remainder of 2002. Beginning in 2003, we plan to expand our services to cover hockey, NASCAR, and golf, as well as soccer, cricket, rugby and other heavily wagered sports in Europe and Asia, where wagering on sporting events is widespread.

     Establish a Global Brand Name. We plan to vigorously promote our "The WinningEDGE" brand name and related website through continued expansion of our television format to other markets. More importantly, by hiring only the most insightful handicappers in each field that we enter, our goal is to continue to grow a satisfied and loyal customer base and establish our brands as the leading handicapping services in the world.

     Build Strategic Alliances with Key Business Partners. We intend to develop strategic relationships with leading sports information and sports wagering providers. We believe that we can enhance our brand recognition through advertising and co-marketing arrangements with leading television, radio and Internet sports information and entertainment providers.

       Expand Advertising Sales. We currently generate revenues by the sale of advertising exposure on our website and by licensing of our database. We intend to expand these efforts by also selling sponsorship and advertising opportunities on our television show.

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

     Our industry is characterized by a large number of privately held, small companies and sole proprietorships, and information regarding capitalization, revenues and market share of these companies is not available. We are unaware of any independent reporting service which may supply information of this nature regarding businesses operating in our industry. We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. National Sports Service has been well known in the industry for the past 25 years. Other major competitors include vegasinsider.com, a well-known provider of sports gaming information, and a subsidiary of Sportsline.com, which is a leading online sports information site.

     Our primary method of competing with these businesses is employing handicappers who are well-known and have an established reputation and success rate, as well as our promotion of our brand name through advertisement and our infomercial vehicle, and the successful use of our proprietary database of actual and potential customers.

INTELLECTUAL PROPERTY

     We regard the professional reputations of our expert handicappers, and the methodologies they employ, as important to our ability to maintain and grow our business. We generally enter into sports personality agreements with our handicappers to obtain rights to use their name, likeness and services in connection with our business. The enforceability of these agreements may be limited in some jurisdictions and, without an additional employment agreement, we cannot prevent our handicappers from terminating their relationships with us.

     We have acquired the registered trademark, "The WinningEdge " We also own the Internet domain name www.WinningEDGE.com. We believe that our tradenames and other proprietary rights are important to our brand-building efforts and our marketing concept. However, we may not be able to enforce our intellectual property rights, which may cause us to pay significant costs due to litigation, and, if unsuccessful, may result in a reduction in our ability to remain competitive in our industry.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     Gaming activities are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic or regulatory policies. We do not engage in gaming and do not accept or place wagers. The marketing and sale of our handicapping information and analysis is not currently subject to direct government control, other than regulations applicable to businesses generally. However, we believe that demand for our services is related to availability of legal gaming activities. Significant new restrictions on wagering on sporting events could have a negative impact on our sales of handicapping information.

     All 50 states currently have statutes or regulations restricting or prohibiting gaming activities. In most states it is illegal for anyone either to accept or make a wager, although there are exceptions that vary by state, such as exceptions for pari-mutuel betting in many states. The Federal Interstate Wire Act contains provisions that make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws also impact gaming activities and further legislation is being considered in Congress and individual states. However, none of these regulations currently affect or apply directly to our business and operations, and we are not aware of any legislation which applies directly to our business becoming effective in the immediate future.

EMPLOYEES

     We have 11 full-time employees, including one of our four handicappers, and four part-time employees. Three of our handicappers are under sports personality agreements, each of which is automatically renewable annually. The fourth, Mr. Root, is a full-time employee. Mr. Root has entered into an employment agreement with us, which expires August 31, 2005. In addition, we have approximately 60 commissioned-based telemarketing sales representatives in our Las Vegas and Phoenix sales offices during the peak football and basketball seasons. Our employees are not represented by any collective bargaining agreement and we have never had a work stoppage. We believe our employee relations are good.

CUSTOMERS

     None of our customers comprises more than 10% of our revenues.


ITEM 2.  DESCRIPTION OF PROPERTIES

     We currently lease approximately 5,325 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2004, with an option to extend the term of the lease for an additional three years. Our lease for our Las Vegas facility requires monthly base rental payments of $8,520. Our second Las Vegas facility is leased on a month-to-month basis, with a monthly rent of $1,337. We also lease approximately 2,713 square feet for our sales office in Phoenix, Arizona, under a lease that expires on October 31, 2003. Our lease for our Phoenix facility requires monthly base rental payments of $3,278.


ITEM 3.  LEGAL PROCEEDINGS

     On April 29, 2002, a former director, Thomas Muehlbauer, filed a complaint against us in connection with our merger with TurfClub.com, Inc., a California corporation, to which he was the Chief Executive Officer, Secretary, a director and a minority shareholder. In connection with our rescission of the merger, Mr. Muehlbauer alleges breach of an employment guarantee and breach of the merger agreement due to failure of consideration. The plaintiff sought unspecified general damages and punitive damages. The action was brought in the Superior Court of the State of California, in the County of San Diego. On September 26, 2002, we executed a settlement agreement with Mr. Muehlbauer pertaining to both the litigation and the rescission, the terms of which are as follows:

     In exchange for our issuance of a warrant for 450,000 shares of common stock, exerciseable at $0.50 and expiring on December 31, 2007, 166,650 shares of common stock, and $90,000 in cash to Mr. Muehlbauer, $15,000 of which was paid on October 16, 2002, and the remaining $75,000 payable in increments of $5,000 per month for the next 15 months, the litigation has been terminated and the TurfClub transaction has been formally ended. As substantially all the remaining shareholders of TurfClub had previously entered into settlement agreements with us regarding this transaction, upon reaching settlement with Mr. Muehlbauer, we are no longer under any obligation to complete the merger with TurfClub.

     From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     On June 18, 2002, a special meeting of our stockholders was conducted for the purposes of seeking shareholder consent for the following matters, which were adopted and approved by Board Resolution on June 14, 2002: (i) amend the company's certificate of incorporation to change the name of the company from "Global Sports and Entertainment, Inc." to "GWIN, Inc."; (ii) adopt the company's 2002 Equity Incentive Plan; (iii) reduce the Board of Directors, previously fixed at eight, to be fixed at seven; (iv) ratify the reappointment of our auditors, Moore Stephens, PC; and (iv) elect our current slate of directors, which are as follows:

     Wayne  Allyn  Root
     Douglas  R.  Miller
     David  P.  Hanlon
     Edward  J.  Fishman
     Ralph  R.  Papitto
     Timothy  J.  Keating
     John  T.  Manner

     Each and all of these individuals served as directors during our last fiscal year, and each has been nominated and elected for an additional annual term.

     All matters were uncontested and unanimously consented to by all stockholders present at the special meeting, which represented 53.4% of the authorized, issued and outstanding shares of common stock.

     Mr. Papitto has since resigned, and Mr. Simon Hayes has been nominated to fill the vacancy. See "Item 9" and "Item 12" for further discussion.

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

                                                             HIGH         LOW
           FISCAL YEAR 2000
           Fourth Quarter............................. $     .13          .09
           Third Quarter.............................. $     .30          .03
           Second Quarter............................. $     .75          .38
           First Quarter.............................. $     .91          .20

           FISCAL YEAR 2001
           Fourth Quarter............................. $    1.03          .51
           Third Quarter.............................. $    1.60         1.00
           Second Quarter............................. $     .27          .05
           First Quarter.............................. $     .08          .06

           FISCAL PERIOD JANUARY 1 TO JULY 31, 2002
           Month of July  . . . . . . . . . . . . . . .$    0.74         0.42
           Second Quarter . . . . . . . . . . . . . . .$    0.90         0.47
           First Quarter  . . . . . . . . . . . . . . .$    0.86         0.60

         We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 25, 2002 the closing price of our common stock, as reported on the Over the Counter Bulletin Board, was $0.32. There were approximately 996 holders of record of the Company's common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS,
ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND OUR INDUSTRY. WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, WHETHER OR NOT OUR PRODUCTS ARE ACCEPTED BY THE MARKETPLACE AND THE PACE OF ANY SUCH ACCEPTANCE, OUR ABILITY TO OBTAIN FINANCING TO MAINTAIN OUR OPERATIONS, CHANGING ECONOMIC CONDITIONS AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE OUR CONTROL. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. YOU SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION IN FUTURE DOCUMENTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

     Our business is highly seasonal and the seven months ended July 31, 2002 exclude virtually all of the college and professional football season. This has historically been the period in which a substantial part of annual revenues are generated. Comparisons to twelve month periods ending in December on a "pro-rata" basis may not be effective.

     Our net loss decreased from $6,162,866 for the year ended December 31, 2000 to $5,527,352 for the year ended December 31, 2001. The net loss used in earnings per share calculation in 2001 was further increased by an imputed non-cash dividend on our Series C Preferred Shares of $1,092,000 to $6,619,352. This imputed dividend was a result of a 50% upward adjustment in the conversion rate attached to those Preferred Shares after issuance. The net loss for the seven months ended July 31, 2002 was $2,075,443.

     Revenue from sales of sports handicapping information and analysis increased from $1,055,075 in 2000, our initial year of operation, to $3,083,314 in 2001, a 192.2 % increase. The amount was $2,765,232 for the seven months to July 31, 2002 - an increase of 24% from the comparable period in 2001. Revenue from advertising agreements was $157,168 in 2001 and $261,998 for the July period. We had no advertising agreements in 2000.

     Handicappers' fees increased from $291,432 in 2000 to $424,002 in 2001, an increase of 45%. This is less than the percentage increase in revenues because, in part, some handicapping contracts in 2000 provided for fixed minimum payments not directly related to sales volumes. These fees were approximately 9.5% of related revenue for the July period and that is consistent with the contract payment terms.

     Advertising expenses (including production of television shows) decreased from $3,172,392 in 2000 to $2,160,245 in 2001, a 31.9% reduction. Advertising expenses in 2000 reflected the additional activities associated with the inception of operations; the reduction is largely the result of commitments in 2001 at a level consistent with continuing normal operations. The amounts for 2001 are more likely representative of future trends than the 2000 amounts. Advertising expense for the July period is $194,755 and is very low by comparison because the bulk of our advertising comes during the football season (September to December).

     Professional fees increased from $475,900 in 2000 to $556,201 in 2001, a 16.8% increase. This increase is primarily a result of our common stock becoming publicly traded following the reverse merger in July of 2001. Professional fees for the July period of $ 868,148 were exceptionally high because of fees paid in connection with efforts to raise investment capital. We do not expect this amount to be indicative of future patterns.

     General and administrative expenses of $1,810,410 in 2000 also reflect the fact that operations commenced in that year. The 2001 amount of $1,238,880 (a 31.6% decrease) is more likely representative of future trends than the amount from the prior year.

     The non-recurring charge of $866,453 in 2001 and $287,000 of the charge in the July period represent costs associated with a planned share exchange transaction. As described in Item 1, we have rescinded the share exchange transaction with the shareholders of TurfClub.com. We have reached agreements with substantially all of the shareholders of TurfClub.com for payments of $90,000 and issuance of shares and warrants in exchange for mutual releases from further claims in connection with this transaction. We have provided approximately $1,153,000 for the costs of those settlements. In 2001 an additional charge of $377,000 represents the write off operating advances to TurfClub.com from the date of the proposed transaction until October 3, 2001. Management has determined that those advances are not collectible.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit as of July 31, 2002, was $3,013,361. Of that amount, approximately $396,000 represents revenues from sales which will not be recognized until after July 31, 2002. Since July 31, 2002, we have raised approximately $750,000 from our existing security holders.

         We believe that this additional financing and cash flow from operations will be sufficient to fund foreseeable operating requirements.


SEASONALITY

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of our fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of GWIN, Inc.

          We have audited the accompanying consolidated balance sheets of GWIN, Inc. [formerly Global Sports & Entertainment, Inc.], and subsidiary, as of July 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the seven-month period ended July 31, 2002 and each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GWIN, Inc. [formerly Global Sports & Entertainment, Inc.], and subsidiary, as of July 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the seven-month period ended July 31, 2002 and each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered a loss from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                        /s/  MOORE  STEPHENS,  P.C.
                             Certified  Public  Accountants.


Cranford,  New  Jersey
October  11,  2002

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

-----------------------------------------------------------------------------------------------------------------------
                                   GWIN, INC.
                  (FORMERLY GLOBAL SPORTS & ENTERTAINMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                              July 31,    December 31,
                                                                                                2002          2001
                                                                                                ----          ----
ASSETS
CURRENT ASSETS:
 Cash                                                                                      $    324,786   $     44,603
 Accounts receivable                                                                             10,009        103,706
 Prepaid expenses                                                                               135,534             --
                                                                                           -------------  ------------
   Total current assets                                                                         470,329        148,309

Property & equipment (net)                                                                      141,235        204,724
Equipment held under capital leases (net)                                                       100,151        156,810
Deposits & other assets                                                                         351,748        357,892
                                                                                           -------------  ------------
   Total assets                                                                            $  1,063,463   $    867,735
                                                                                           =============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Current portion of long term debt                                                         $    643,303   $     89,176
 Notes & accounts payable - related parties                                                     251,666        251,666
 Deferred revenue                                                                               395,834       822,9255
 Accounts payable                                                                               849,184        729,054
 Accrued settlement costs                                                                       635,749        866,453
 Other accrued liabilities                                                                      707,954        507,037
                                                                                           -------------  ------------
   Total current liabilities                                                                  3,483,690      3,266,311

Long term debt, less unamortized discount of  $805,913 at July 31, 2002 and
                                $647,237 at December 31, 2001                                   390,833        263,499
                                                                                           -------------  ------------
   Total liabilities                                                                          3,874,523      3,529,810
                                                                                           -------------  ------------
STOCKHOLDERS' DEFICIT:
Convertible Preferred Stock, Series C - Par Value $0.0001, Authorized 5,000,000
Shares, 64,000 Shares Issued & Outstanding                                                            6              6

Common Stock - Par Value $0.0001, Authorized 50,000,000 Shares;  Shares
Issued & Outstanding at July 31, 2002 - 21,285,703 and at December 31, 2001 -
19,195,241                                                                                        2,128          1,920

Additional Paid-in Capital                                                                   12,044,467     10,118,217

Accumulated Deficit                                                                         (14,857,661)   (12,782,218)
                                                                                           -------------  ------------
   Total stockholders' deficit                                                               (2,811,060)    (2,662,075)
                                                                                           -------------  -------------
   Total liabilities and stockholders' deficit                                             $  1,063,463   $    867,735
                                                                                           =============  =============

        The accompanying notes are an integral part of the consolidated financial statements.

                                   GWIN, INC.
                 (FORMERLY GLOBAL SPORTS & ENTERTAINMENT, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years ended December 31,
                                                                Seven Months    -----------------------
                                                              ended  July  31,
                                                                   2002           2001          2000
                                                                   ----           ----          ----

           REVENUES:

Net revenue - services                                          $ 2,765,232   $ 3,083,314   $ 1,055,075
Revenues - advertising                                              261,998       157,168            --
                                                                ------------  ------------  ------------
           TOTAL REVENUES                                       $ 3,027,230   $ 3,240,482   $1,055,0751
                                                                ------------  ------------  ------------
           EXPENSES:
Handicapping fees                                                   103,518       196,847       221,431
Handicapping fees - related party                                   160,739       227,155        70,000
Advertising expense                                                 194,755     2,160,245     3,172,392
Compensation expense                                              1,463,067     2,024,074     1,385,419
Professional fees                                                   868,148       556,201       475,900
General and administrative                                          864,629     1,238,880     1,810,410
Bad debt expense - TurfClub                                              --       377,000            --
Non-recurring charges - settlement costs                            608,525       866,453            --
Depreciation expense                                                134,966       230,997       100,461
                                                                ------------  ------------  ------------
           TOTAL EXPENSES                                         4,398,347     7,877,852     7,236,013
                                                                ------------  ------------  ------------
    OPERATING (LOSS)                                             (1,371,117)   (4,637,370)   (6,180,938)
                                                                ------------  ------------  ------------
          OTHER INCOME (EXPENSE):
Interest income                                                          --            --        42,845
Interest expense, including amortization of debt discount          (459,008)     (887,659)      (22,856)
Other non-cash cost of financing                                   (236,329)           --            --
Interest expense - related parties                                   (8,989)       (2,323)       (1,917)
                                                                ------------  ------------  ------------
    OTHER INCOME (EXPENSE) - NET                                   (704,326)     (889,982)       18,072
                                                                ------------  ------------  ------------
NET (LOSS)                                                      $(2,075,443)  $(5,527,352)  $(6,162,866)
                                                                ------------  ------------  ------------
Imputed non-cash dividend on Series C Preferred Stock                    --    (1,092,000)           --
                                                                ------------  ------------  ------------
NET (LOSS) USED IN PER SHARE CALCULATION                        $(2,075,443)  $(6,619,352)  $(6,162,866)
                                                                ============  ============  ============



Basic and diluted (loss) per share of common stock              $     (0.10)  $     (0.35)  $     (0.33)
                                                                ============  ============  ============
Basic and diluted weighted shares of common stock outstanding    20,240,472    18,801,491    18,745,241
                                                                ============  ============  ============

        The accompanying notes are an integral part of the consolidated financial statements.


                                   GWIN, INC.
                 (FORMERLY GLOBAL SPORTS & ENTERTAINMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years ended December 31,
                                                                          Seven Months    -----------------------
                                                                         ended  July  31,
                                                                             2002           2001          2000
                                                                             ----           ----          ----
CASH  FLOWS  -  OPERATING  ACTIVITIES:
  Net (loss)                                                              $(2,075,445)   $(5,527,352)  $(6,162,867)
                                                                          ------------  -------------  ------------
   Adjustments to reconcile net (loss) to net cash used in operations:
    Depreciation                                                              134,966        230,997       100,461
    Services paid with Warrants                                               390,492         18,333            --
    Services & settlements paid with Common Stock                             969,130        190,000       157,500
    Interest expense - issuance of Convertible Debt                           127,203        757,090            --
    Interest expense - issuance of Convertible Debt (Warrants portion)        276,922         71,995            --
    Decrease (increase) in:
      Accounts receivable                                                      93,697       (103,706)           --
      Prepaid expenses                                                       (135,534)            --            --
      Deposits & other assets                                                 (28,857)      (136,225)           --
    Increase (decrease) in:
      Deferred revenue                                                       (427,091)       463,935       358,990
      Accounts payable                                                        120,131        206,495       403,191
      Accounts payable - related parties                                           --         85,000            --
      Other current liabilities                                               (41,778)     1,371,573         1,917
                                                                          ------------  -------------  ------------
   Total adjustments                                                        1,479,281      3,155,487     1,022,059
                                                                          ------------  -------------  ------------
Total cash (used in) operating activities                                    (596,164)    (2,371,865)   (5,140,808)
                                                                          ------------  -------------  ------------
CASH FLOWS - INVESTING ACTIVITIES:
  Cash acquired in merger                                                          --          5,964            --
  Purchase of fixed assets                                                    (14,818)            --      (401,601)
                                                                          ------------  -------------  ------------
  Total cash provided by (used in) investing activities                       (14,818)         5,964      (401,601)
                                                                          ------------  -------------  ------------

CASH FLOWS - FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible Debt                                  791,500        870,000            --
  Proceeds from issuance of Notes Payable - Related Parties                        --        166,666       150,000
  Proceeds from issuance of Preferred Stock                                        --      1,324,000     5,553,725
  Proceeds from issuance of Common Stock                                           --        200,000            --
  Payments on Lease Obligations                                               (34,863)      (224,828)      (86,650)
  Proceeds from conversion of Warrants & Options                              134,528             --            --
                                                                          ------------  -------------  ------------
Total cash provided by financing activities                                   891,165      2,335,838     5,617,075
                                                                          ------------  -------------  ------------

Net increase (decrease) in cash                                           $   280,183    $   (30,063)  $         0
Cash - beginning of the periods                                                44,603         74,666        74,666
                                                                          ------------  -------------  ------------
Cash - end of the periods                                                 $   324,786    $    44,603   $    74,666
                                                                          ============  =============  ============


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  seven months ended July 31, 2002 and the years ended December 31, 2001  and  2000,  the  Company paid  $-0-  for  income  taxes (all periods) and $22,206, $60,897 and 24,694 for interest,  respectively.  The
Company issued stock and warrants for services. For the seven months ended July 31, 2002 the  amounts  were
$969,130  in common  stock  and  $390,492  in  warrants; in 2001, $190,000 in common stock and $18,333  in warrants  and,  in  2000, $157,500  in  common  stock.

        The accompanying notes are an integral part of the consolidated financial statements.

                                   GWIN, INC.
                 (FORMERLY GLOBAL SPORTS & ENTERTAINMENT, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                    Preferred Stock         Common Stock         Discount-                               Total
                                    ---------------      ------------------      Common     Paid-In    Accumulated   Shareholders'
                                    Shares   Amount      Shares     Amount        Stock     Capital       Deficit       Equity
                                    ------  -------      ------     -------       ------    -------       -------       ------

Issuance of Founders' Shares,
January 15, 2000                       --  $    --    10,125,000  $    10,125   $(10,125)  $        --  $         --  $        --
Issuance of Preferred Stock for
services                          105,000      105            --           --         --       157,395            --      157,500
Issuance of Preferred Stock for
cash                            3,702,484    3,702            --           --         --     5,550,023            --    5,553,725
Net (loss) for year ended
December 31, 2000                      --       --                                                      $ (6,162,866) $(6,162,866)
                               ---------------------------------------------------------------------------------------------------

Balance, December 31, 2000      3,807,484  $ 3,807    10,125,000  $    10,125   $(10,125)  $ 5,707,418  $ (6,162,866) $  (451,641)
Shares of Series B Preferred
Stock issued in reorganization    475,048       48            --           --         --           (48)           --           --
Recapitalization adjustment    (3,807,484)  (3,807)  (10,125,000)     (10,125)    10,125         3,807            --
Conversion of Series B
Preferred Stock                  (475,048)     (48)   14,845,241        1,485         --        (1,437)           --           --
Acquired equity of IMSCO in
reorganization                         --       --     3,750,000          375         --      (113,779)           --     (113,404)
Issuance of Series C Preferred
Stock with warrants for cash       64,000        6            --           --         --     1,323,994            --    1,324,000
Issuance of Common Stock for
services                               --       --       200,000           20         --       189,980            --      190,000
Issuance of Common Stock for
cash                                   --       --       400,000           40         --       199,960            --      200,000
Issuance of Warrants for
services                               --       --            --           --         --       240,000            --      240,000
Issuance of Warrants with
Debentures                             --       --            --           --         --       719,232            --      719,232
Interest expense from issuance
of Debentures                          --       --            --           --         --       757,090            --      757,090
Net (loss) for the year ended
December 31, 2001                      --       --            --           --         --            --    (5,527,352)  (5,527,352)
Imputed non-cash dividend on
Series C Preferred Stock               --       --            --           --         --     1,092,000    (1,092,000)          --
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001         64,000        6    19,195,241        1,920         --    10,118,217   (12,782,218)  (2,662,075)
Issuance of Common Stock for
conversion of Warrants &
Options                                --       --        309,546          30         --       221,294            --      221,324
Issuance of Common Stock and
Warrants as payment for services
and settlements                        --       --      1,672,145         167         --     1,423,620            --    1,423,787
Issuance of Common Stock for
conversion of Debentures               --       --        108,771          11         --        76,553            --       76,564
Recorded value of Warrants
issued with Debentures                 --       --             --          --         --       204,783            --      204,783
Net (loss) for the seven months
ended July 31, 2002                    --       --             --          --         --            --    (2,075,443)  (2,075,443)
                               ----------------------------------------------------------------------------------------------------
Balance - July 31, 2002            64,000  $     6     21,285,703 $     2,128         --   $12,044,467  $(14,857,661) $(2,811,060)
                               ====================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                          GWIN, INC. AND SUBSIDIARIES
                 (FORMERLY GLOBAL SPORTS & ENTERTAINMENT, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]  ORGANIZATION  AND  CHANGES  IN  CONTROL  OF  COMPANY

Prior to July 11, 2001, the corporation was known as IMSCO Technologies, Inc. ["IMSCO" or the "Company"]. On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ["Global Sports"], completed a reverse acquisition of the Company in which the Company acquired all of the outstanding shares of Global Sports stock in exchange for a controlling interest in IMSCO [the "Reorganization"]. As the Company is a public shell, the transaction has been reflected as a recapitalization of the accounting acquiror, Global Sports (See
Note  8).

Initially, the reverse acquisition included a California corporation, TurfClub.com ["TurfClub"] [See Note 10].

On August 27, 2001, Global Sports changed its name to Global SportsEDGE, Inc. ["EDGE"] and the Company changed its name to Global Sports & Entertainment, Inc. [the "Company" or "Global"]. The Company also initiated a reverse stock split of 1:4 and increased the number of authorized common shares to 50,000,000. All share numbers have been changed to reflect the reverse stock split.

The consolidated financial statements of the Company reflect the results of operations of EDGE and GLOBAL from July 11, 2001 through December 31, 2001. The financial statements prior to July 11, 2001 reflect the results of operations and financial position of EDGE. Pro forma information on this transaction is not presented as, at the date of this transaction, Global Sports & Entertainment, Inc. [formerly known as IMSCO Technologies, Inc.] was considered a public shell and accordingly, the transaction was not considered a business combination. Global Sports & Entertainment, Inc. is a Delaware corporation located in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

On August 22, 2002 the Company changed its name from Global Sports & Entertainment, Inc. to GWIN, Inc. ("GWIN") to settle a lawsuit brought by the management of an unrelated corporation named Global Sports, Inc.

On May 23, 2002, the Company filed a Form 8-K to report that the Board of Directors had approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31. That change was effective July 31, 2002.

The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the first and second fiscal quarters] and the remainder of the year [the third and fourth fiscal quarters].

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue is recognized as services are rendered. On July 31, 2002, the Company had received approximately $263,000 in payments for handicapping services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2002 deferred revenue from advertising agreements was approximately $133,000. This amount is recorded as a current liability.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2002, the Company did not have any cash equivalents.

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

BASIC AND DILUTED LOSS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share." Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued in the reverse acquisition are reflected as outstanding for all periods presented. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the seven months ended July 31, 2002 and the years ended December 31, 2001 and 2000 the number of common stock equivalents excluded from the calculation was 16,429,558, 14,281,245 and 4,440,445, respectively.

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

BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature [See Note 8] representing a 50% imputed discount. The value of such features is recorded by the Company as interest expense of $-0- for the seven months ended July 31, 2002 and $757,090 and $-0- for the years ended December 31, 2001 and 2000, respectively.

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

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs for the seven month period ended July 31, 2002 and the years ended December 31, 2001 and 2000 amounted to approximately $195,000, $2,160,000 and $3,172,000, respectively.

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

RECLASSIFACTION - Certain prior year amounts have been reclassified to conform to current year's financial statement presentation.

[3]  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the seven-month period ended July 31, 2002, the Company has a loss from operations of approximately $1,371,000, a working capital deficiency of approximately $3,013,000 and an accumulated deficit of approximately $14,858,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through equity issuances. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4]  CONCENTRATIONS  OF  CREDIT  RISKS

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At July 31, 2002, the Company had approximately $180,000 in a financial institution that is subject to normal credit risk beyond insured amounts. At December 31, 2001, the Company did not have any amounts in a financial institution that were subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral as a condition of service.

[5]  PROPERTY AND EQUIPMENT

The  following  details  the  composition  of  property  and  equipment:

                                         Accumulated
  At  July  31,  2002          Cost      Depreciation     Net
                               ----      ------------     ---

Television  Studio  Set       $151,603    $ 102,637    $  48,966
Website  &  other              264,818      172,549       92,269
                              --------    ---------    ---------
 TOTALS                       $416,421    $ 275,186    $ 141,235
                              ========    =========    =========
At  December  31,  2001

Television  Studio  Set       $151,603    $  73,159    $  78,442
Website  &  other              250,000      123,718      126,282
                              --------    ---------    ---------
 TOTALS                       $401,601    $ 196,877    $ 204,724
                              ========    =========    =========

Depreciation expense, excluding assets under capital lease obligations, for the seven-month period ended July 31, 2002 and the years ended December 31, 2001 and 2000 amounted to $78,309, $133,847 and $63,080 respectively.

[6]  DEPOSITS  AND  OTHER  ASSETS
Deposits  and  other  assets  comprised  the  following:

                                           July 31, December 31,
                                           -------  -----------
                                            2002      2001
                                          --------  --------
Deposits with credit card processors      $165,081  $136,225
Pre-paid contract for financial services   186,667   221,667
                                          --------  --------
Total                                     $351,748  $357,892
                                          ========  ========

[7]  LONG  -  TERM  DEBT

Long  -  term  debt  is  as  follows:

                                                             July 31,   December 31,
                                                           -----------  -----------
                                                               2002        2001
                                                           -----------  -----------
Convertible Debentures (5%) due August 31, 2003            $  820,000   $ 870,000
Convertible Note (13%) payable in monthly installments of
      $50,000 commencing September 28, 2002                   750,000          --
Convertible Debentures (5%) due August 31, 2004               175,000          --
Capital leases                                                 95,049     129,912
                                                           -----------  ----------
Total                                                       1,840,049     999,912
Less - amounts reflected as current liabilities              (643,303)    (89,176)
                                                           -----------  ----------
                                                            1,196,746     910,736
Less - unamortized debt discount                             (805,913)   (647,237)
                                                           -----------  ----------
TOTAL LONG - TERM DEBT                                     $  390,833   $ 263,499
                                                           ===========  ==========

Long  -  term  debt  at  July  31,  2002  matures  as  follows:

                      2003      $  643,303
                      2004       1,021,746
                      2005         175,000
                              ------------
               TOTAL          $  1,840,049
                              ============

The 13% Convertible Note ($750,000, of which $550,000 is due in the year ending July 31, 2003) may, at the discretion of the Company, be repaid by the issuance of common stock of the Company (See Note 8).

[8]  STOCKHOLDERS'  DEFICIT

CONVERTIBLE DEBT and WARRANTS - During the seven-month period ended July 31, 2002, the Company sold a convertible note with a principal amount of $750,000. The note bears interest at annual rate of 13%, matures in November, 2003, and may be repaid, at the option of the Company, by issuance of shares of common stock valued at market price at the time of each installment payment. The lender has the right to request repayment by issuance of shares of common stock with a valuation of $0.80 per share. The Company also issued to the lender a warrant for the purchase of 250,000 shares of common stock at an average price of $0.99 per share which expires on June 27, 2007.

     In addition, the Company sold four convertible debentures with an aggregate principal amount of $175,000. The debentures bear interest at an annual rate of 5% and the principal amount plus accrued interest will automatically convert to an aggregate of approximately 385,000 shares of common stock in August, 2004. The detachable warrants issued in conjunction with this debt have been valued at $96,348 by management. The value of these warrants is being charged to interest expense over the life of the related debt.

     After deducting fees and expenses paid to the buyers and other agents, the net proceeds for the sale of the convertible note and the convertible debentures amounted to $791,500.

During the year ended December 31, 2001 the following securities activity occurred:

COMMON STOCK - The Company sold 400,000 shares of common stock and granted a warrant to purchase 400,000 shares of common stock at $1.00 per share to a member of its Board of Directors for $200,000.

CONVERTIBLE PREFERRED STOCK - The Company issued approximately 475,050 shares of Series B convertible preferred stock as part of the recapitalization of the Company on July 11, 2001 (See Note 1). These shares included 4,800 shares of Series B convertible preferred stock [convertible to 150,000 shares of common stock], which were issued as payment for a brokers' commission resulting in a charge to operations of $150,000. All of our Series B preferred stock was converted on August 27, 2001 into common stock on a 31.25:1 basis.

On July 11, 2001, the Company sold 64,000 units of the Company's Series C convertible preferred stock for $1,324,000 (net of broker's commission of $176,000 including $150,000 paid to a related party). Each unit consists of one share of Series C convertible preferred stock and one warrant with an exercise price of $31.25 for an additional share of Series C stock. The Series C convertible preferred stock has a conversion rate that varies with dilution. The base conversion rate of 31.25:1 has subsequently increased to 46.875:1 due to anti-dilution provision adjustments of the stock. The beneficial conversion feature representing that 50% imputed discount and totaling $1,092,000 was charged to retained earnings in a manner analogous to a dividend.

The agreement for sale of the Company's Series C convertible preferred stock includes a provision which requires the issuance of additional shares of that stock in the event that the Company fails to register the common shares underlying the Company's Series C convertible preferred stock by June 20, 2002. The financial statements for the seven months ended July 31, 2002 include a non-cash financing charge of $236,239 to reflect the obligation to issue those additional shares. That amount is reflected in current liabilities at July 31, 2002.

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

On November 2, 2001, the Company also issued a warrant to purchase 600,000 shares of stock at $0.10 per share as payment for financial advisory services for a period of 4 years. These services were valued at $240,000 and are to be amortized over the life of the agreement. The charge to operations totaled $18,333 for the year ended December 31, 2001.

OPTIONS  AND  WARRANTS  AT  JULY  31,  2002
As of the date of the reverse merger, the Company and its subsidiary, EDGE,had 2,194,246 options outstanding after giving effect to the one-for-four reverse split and merger adjustments. The following is a summary of option transactions for the period after the reverse merger:

                                                  Weighted-Average
                                       Shares      Exercise Price
                                       ------    ----------------

Outstanding at July 11, 2001          2,194,246       $2.22
Granted                                      --          --
Exercised                               (33,830)       1.41
Canceled                                     --          --
                                      ---------     --------

 OUTSTANDING AT JULY 31, 2002         2,160,416       $2.24
                                     ==========     ========

EXERCISABLE AT JULY 31, 2002          2,160,416       $2.24
                                     ==========     ========

The following table summarizes information about stock options at July 31, 2002:

                   Weighted Average Outstanding and Exercisable Stock Options
                   ----------------------------------------------------------
                                              Remaining         Weighted-Average
Exercise  Prices           Shares         Contractual  Life     Exercise  Price
---------------            ------         ----------------      ----------------

$1.00  -  $7.50           2,160,416           4  years                $2.24

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Due to the effects of the reverse merger, the Company believes that for options granted prior to the reverse merger date, the results of the Black-Scholes computation are not meaningful. There were no options granted during the seven months ended July 31, 2002 or for the year ended December 31, 2001.

As of the date of the reverse merger, the Company and its subsidiary, EDGE, had 2,246,199 warrants to purchase common stock outstanding. The following is a summary of warrant transactions for the period after the reverse merger:

                                                     Weighted-Average
                                         Shares       Exercise  Price
                                         ------       --------------

Outstanding at July 11, 2001             2,041,519           $1.77
Issued for services                      1,988,889            0.63
Issued with convertible debt             3,144,367            0.90
Issued with Series C Preferred Stock     2,000,000            1.00
                                      ------------     -----------

   OUTSTANDING AT JULY 31, 2002          9,174,775           $1.06
                                      ------------     -----------

   EXERCISABLE AT JULY 31, 2002          9,174,775           $1.06
                                      ------------     -----------

     On June 18, 2002, shareholders of the Company approved an Equity Incentive Plan ( the "Plan"). Under the Plan, a sub-committee of the Board of Directors is authorized to grant, at its discretion, options to purchase shares of common stock at a set price greater than market price as of the date of the grant. The Company has reserved 3,000,000 shares for issuance under the Plan. At July 31, 2002, no options had been granted under the plan.

[9]  PROVISION  FOR  INCOME  TAXES

The operating loss carry forwards at July 31, 2002, [assuming all operating loss carry forwards will be available] amount to approximately $13,000,000. Such loss carry forwards will expire as follows: approximately $6,000,000 in 2020, $5,000,000 in 2021 and $2,000,000 in 2022. At July 31, 2002 based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $4,080,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $4,080,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements. The corresponding amounts at December 31, 2001 were $3,740,000.

As part of the reverse acquisition (Note 1), the Company acquired net operating losses of IMSCO of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $285,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2002, the Company would have a deferred tax asset of approximately $97,000 from these acquired losses.

Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $97,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements.

[10]  NON-RECURRING  CHARGES

During the seven months ended July 31, 2002, the Company reached a settlement with an individual who is both a shareholder and executive officer of TurfClub.com. This settlement represents the final action required to conclude the rescission of the 2001 reverse merger as it relates to TurfClub.com. The settlement provides for payment of $90,000, $15,000 of which was paid on October 16, 2002, and the remaining $75,000 payable in increments of $5,000 per month over the next 15 months, the issuance of a warrant to purchase 450,000 shares of common stock for $0.50 per share and the issuance of 166,650 shares of common stock. The estimated cost of approximately $287,000 has been charged to operations. The settlement agreement was executed on September 26, 2002.

The Company also reached an agreement in the matter of a breach of contract litigation with a former landlord and concluded arbitration with an individual regarding a sports celebrity agreement from 2000. The financial statements for the seven months ended July 31, 2002 reflect a non-recurring charge of $ 227,000 for the excess of the estimated aggregate costs of those settlements over amounts previously recorded.

During the year ended December 31, 2001, the Company incurred certain non-recurring charges related to the rescission of the merger with TurfClub.com. These charges include approximately $377,000 advanced to the management of TurfClub.com for normal operating expenses. Management has deemed these amounts uncollectible from TurfClub, and has charged the items to operations as bad debt expense. The statements for that period also reflect estimated costs of settlements with shareholders of TurfClub who were not involved in management or in the matters which gave rise to the decision to rescind the element of the reverse merger that involved TurfClub. The agreements provided for issuance of shares of common stock and warrants in exchange for mutual releases from all parties. The amount provided for these costs was approximately $866,000.

[11]  CHANGE  IN  FISCAL  YEAR.

As described in Note 1, the Company adopted a new fiscal year effective July 31, 2002. The seven month period ended July 31, 2002 effects the transition to that new fiscal year. Summarized statement of operations information for the transition period is as follows:

                                      Seven Months ended July 31,
                                      ---------------------------
                                                      (Unaudited)
                                          2002           2001
                                          ----           ----
Revenues                              $ 3,027,230   $   993,143
Operating (loss)                       (1,371,117)   (1,052,831)
Net (loss)                            $(2,075,443)  $(1,092,511)

(Loss) per share, basic and diluted   $     (0.10)  $     (0.06)

[12]  NEW  AUTHORITATIVE  ACCOUNTING  PRONOUNCEMENTS


The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant on the Company's results of operations, financial position or cash flows.

[13]  RELATED  PARTY  TRANSACTIONS

In September 2001, we entered into a financial advisory agreement with Keating Investments, LLC, an entity related to one of our Directors. In consideration for the services to be rendered pursuant to this agreement, we issued Keating Investments, LLC a warrant to purchase 600,000 shares of our common stock at a purchase price of $0.10 per share, exercisable until September 10, 2006.

In November, 2001, the Company entered into note payable agreements with an officer and a member of the Board of Directors of the Company for $50,000 each plus interest accrued at 12% annually. At July 31, 2002 and December 31, 2001, the Company had a balance of $100,000 outstanding under this agreement, with accrued interest of $7,323 and $2,323, respectively. The notes plus accrued interest were payable on June 30, 2002 and are therefore classified as current liabilities.

Long - term debt includes convertible debentures held by officers and a member of the Board of Directors of the Company with a face value of $176,666. See Note 7 on long - term debt.

During 2001, Global paid approximately $227,000 to Wayne Root for handicapping services, Mr. Root is an Officer and Director of the Company. The $227,000 was charged to handicapping fees.

The Company also sold 400,000 shares of common stock and granted 400,000 stock warrants with an exercise price of $1.00 per share to an entity related to a member of its Board of Directors for $200,000 (See Note 8).

In connection with the reorganization and sale of Series C Preferred Stock in July 2001, Keating Investments, LLC received a placement fee of $150,000 for services rendered in connection with the private placement of our Series C preferred stock. Timothy J. Keating, a director of our company and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC (See Note 8).

[14]  COMMITMENTS  AND  CONTINGENCIES

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

Following  is  a  summary  of  property  held  under  capital  leases:

                                                      Accumulated
                                           Cost       Depreciation         Net
                                           -----      ------------         ----
Office  Fixtures  and  Equipment
At  July  31,  2002                     $  291,390    $  191,239      $  100,151

At  December  31,  2001                 $  291,390    $  134,580      $  156,810

Depreciation of assets under capital leases charged to expense for the seven-month period ended July 31, 2002 and the years ended December 31, 2001 and 2000 was $56,660, $97,130 and $37,450 respectively.

Minimum future lease payments under capital leases for each of the next two fiscal years and in the aggregate are:

2003  (August  1, 2002 - July 31, 2003)             $ 114,813
2004                                                    1,350
                                                    ----------
Total Minimum Lease Payments                          116,163
Less:  Amount  Representing  Interest                 (21,114)
                                                    ----------
Present  Value  of  Net  Minimum  Lease  Payments      95,049
Less:  Current  Portion                               (93,303)
                                                    ----------
   LONG-TERM PORTION                                $   1,746
                                                    ==========

OPERATING LEASES - At July 31, 2002, the Company has two operating leases for office space that expire in November 2003 and January 2004. One lease grants an option for renewal for an additional three (3) years. The leases have monthly payment obligations of $3,278 and $8,520, increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2002 are as follows:

Year  ending                      Operating
July  31,                          Leases
------------                      ---------
   2003                           $148,000
   2004                             63,000
   Thereafter                            0
                                  ---------
Total                             $211,000
                                  =========

Rent expense for the seven months ended July 31, 2002 and for the years ended December 31, 2001 and 2000 was approximately $80,000, $138,000 and $145,000, respectively,  and  was  charged  to  operations.

[15]  LEGAL  MATTERS

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

[16]  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, related party and trade and notes payable, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The fair value of long-term debt is based upon current rates at which the Company could borrow funds with similar remaining maturities. It was assumed that the carrying amount approximated fair value for these instruments.

[17]  SUBSEQUENT  EVENTS (UNAUDITED)

Subsequent to year end, we entered into an agreement with Newmarket Investments plc (formerly The British Bloodstock Agency, plc ("BBA")), an existing debenture holder. BBA currently holds a $500,000 5% Convertible Debenture, maturing in August 2004, convertible at BBA's option to 1,000,000 shares of common stock, and a warrant to purchase 1,000,000 shares of common stock, exerciseable at $1.00 and expiring on August 31, 2005.

BBA has invested an additional $700,000, in exchange for which the principal amount of their currently outstanding debenture was increased to $1,200,000 which is convertible into 3,428,571 shares of common stock. The exercise price for the debt conversion was reduced to $0.35 per share, and the price is subject to further adjustment based on operating income and net revenue for the fiscal year ending July 31, 2003. This beneficial conversion will result in a non-cash financing charge in the first quarter of fiscal 2003 of approximately $425,000.

In addition, BBA has extended an unsecured standby credit facility of $250,000, payable on March 31, 2003 and bearing interest at an annual rate of 16%. As consideration for these investments, the Company has also agreed to exchange the warrant currently held by BBA for a warrant to purchase 3,000,000 shares of common stock at $0.35 expiring on August 31, 2005. The exercise price of both the warrants and the convertible debt is subject to modification based on any other conversions by any other shareholders or noteholders which result in conversion to common stock at an exercise price of less than $0.35 per share.

The Company also agreed to engage an executive of BBA as an operational consultant for 90 days and as a senior executive officer at the conclusion of that period. An executive of BBA will also be nominated for election to the Board of Directors of the Company.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE
                                    PART III

ITEM 9. IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Set forth below is certain information concerning our executive officers and directors, including their age as of October 25, 2002. Our directors serve for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our Directors and Officers.

     The resignation of Mr. Ralph Papitto on September 9, 2002 has left one vacancy on our Board of Directors, which we intend to fill by appointing Mr. Simon Hayes as a Director. Mr. Hayes' appointment will become effective upon the closing of our agreement with Newmarket Investments plc (formerly British Bloodstock Agency). For further discussion, please refer to the section titled "Certain Relationships and Related Party Transactions."


                NAME                        AGE                                  TITLE
                ----                        ---                                  -----
Wayne Allyn Root . . . . . . . . .          40       Chairman of the Board and Chief Executive   Officer

Douglas R. Miller  . . . . . . . .          55       President, Chief Operating Officer, Chief Financial Officer,
                                                     Secretary and Director

David P. Hanlon    . . . . . . . .          56       Director

Edward J. Fishman  . . . . . . . .          58       Director

Timothy J. Keating . . . . . . . .          39       Director

John T. Manner   . . . . . . . . .          55       Director

Simon Hayes . . . . . .  . . . . .          41       Director and (untitled) Senior Executive Officer (both nominated)


     WAYNE ALLYN ROOT has served as our chief executive officer and chairman of our board of directors since our reorganization in July 2001. From 1999 to 2001, Mr. Root served as chairman and chief executive officer of our subsidiary, Global Sports Edge, Inc. From 1990 to 1999, Mr. Root served as a sports handicapper for National Sports Service. Mr. Root holds a B.A. from Columbia University. Mr. Root does not hold a directorship in any other public company.

     DOUGLAS R. MILLER has served as our president, chief operating officer, secretary and director since our reorganization in July 2001. Mr. Miller has also served as our chief financial officer since November 2001. From 1999 to 2001, Mr. Miller served as president of our subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the chief financial officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller does not hold a directorship in any other public company.

     DAVID P. HANLON has served as a director since September 2001. Mr. Hanlon has been employed as an independent business consultant since 1998. From 1996 to 1998, Mr. Hanlon served as president and chief operating officer of Rio Suites Hotel & Casino. Mr. Hanlon holds a degree from Cornell University and a MBA from the Wharton School of Business at the University of Pennsylvania. Mr. Hanlon does not hold a directorship in any other public company.

     EDWARD J. FISHMAN has served as a director since August 2001. Between 1998 and 2001, Mr. Fishman was employed as an independent marketing and gaming consultant. Mr. Fishman has over 18 years experience in the gaming industry and has served as a marketing and strategic planning consultant to casinos worldwide. Mr. Fishman currently holds directorships in two other public companies, Laserlock, Inc. and Interactive Solutions Company.

     TIMOTHY J. KEATING served as our chief executive officer from August 1999 to July 2001, and has served as our director since August 2001. Mr. Keating is currently the president of Keating Investments, LLC, a licensed broker-dealer and registered investment advisor, a position he has held since 1989. Mr. Keating holds an A.B. degree in economics from Harvard College. Mr. Keating does not hold a directorship in any other public company.

     JOHN T. MANNER has served as a director since September 2001. Mr. Manner has served as president of John Manner Insurance Agency Inc since 1972. Mr. Manner holds a B.S. degree from Milliken University and an M.S. degree from Indiana University. Mr. Manner does not hold a directorship in any other public company.

     SIMON HAYES has been nominated to fill a vacancy on our Board of Directors, and to fill an unnamed Senior Executive Officer position, both positions to be effective upon closing our agreement with Newmarket Investments plc. Mr. Hayes has served as Chief Executive Officer and Director of Newmarket Investments plc, a publicly traded investment company (on the London Stock Exchange), since 2001. He intends to maintain his positions as officer and director to Newmarket, as they are require complementary time commitments. From 1998 to 2001, Mr. Hayes was retired. From 1997 to 1998, Mr. Hayes served as Managing Director to UBS Securities (East Asia) Ltd., an international brokerage firm.

     There are no family relationships among our executive officers and directors.

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

         Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the company pursuant to Rule 16(a)-(e) and Forms 5 and amendments thereto furnished to the company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were applicable to the company's officers, directors and 10% stockholders, the company has determined that there were deficiencies in compliance.

     Based upon our review, the following individuals and entities have not Filed Section 16 reports in a timely manner. We do not have specific information Regarding the number of transactions which may have been performed by each or all Of the following individuals or entities:

Wayne  Allyn  Root - Forms 3, 4 and 5
Douglas  R.  Miller - - Forms 3, 4 and 5
David  P.  Hanlon - - Forms 3, 4 and 5
Edward  J.  Fishman - Forms 3, 4 and 5
Ralph  R.  Papitto - Forms 3, 4 and 5
Timothy  J.  Keating - one undisclosed transaction on Form 4
John  T.  Manner - Forms 3, 4 and 5
Newmarket Investment, plc - Forms 3, 4 and 5
Trilium Holdings Ltd. - Forms 3, 4 and 5
Laurus Master Fund, Ltd - Forms 3, 4 and 5


ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to our Chief Executive Officer and our other executive officers during the fiscal period ended July 31, 2002 and the fiscal years ended December 31, 2001 and 2000.


                                        COMPENSATION FOR THE    LONG-TERM
                                                 PERIOD       COMPENSATION
                                                               SECURITIES
                                                               UNDERLYING
                                                                OPTIONS    ALL OTHER
NAME & POSTION                   YEAR       SALARY     OTHER    GRANTED  COMPENSATION

Wayne Allyn Root; Chairman &
Chief Executive Officer          2002      $68,077    $163,262    --          --
                                 2001      $165,000   $227,000    --          --
                                 2000      $180,000   $70,000   106,551       --

Douglas R. Miller; President
& Chief Financial Officer        2002      $92,115       --       --          --
                                 2001      $173,845      --       --          --
                                 2000      $180,000      --     106,551       --

Timothy J. Keating; former
Chief Executive Officer          2002         --         --       --          --
                                 2001         --         --       --          --
                                 2000         --      $75,000     --          --

- The amounts set forth above for Mr. Root represent compensation paid to him beginning on December 6, 1999 when he become an executive officer of Global SportsEDGE, Inc., which became a wholly-owned subsidiary of our company as a result of our reorganization in July 2001. Other compensation represents handicapping fees earned.

- Other compensation for Mr. Root in 2001 includes $74,000 earned but not paid.

- The amounts set forth above for Mr. Miller represent compensation paid to him beginning on December 6, 1999 when he became an executive officer of Global SportsEDGE, Inc.

- Mr. Keating served as our Chief Executive Officer from August 1999 to July 2001. As compensation for serving as our Chief Executive Officer, we granted Mr. Keating, on October 13, 2000, a total of 200,000 shares of our common stock, which had a fair market value of approximately $75,000 on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth option grants to our Chief Executive Officer and our other executive officers during the fiscal period ended July 31, 2002.

                                                        PERCENT OF
                                      NUMBER OF        TOTAL OPTIONS
                                     SECURITIES         GRANTED TO     EXERCISE
                                      UNDERLYING       EMPLOYEES IN     PRICE       EXPIRATION
                                    OPTIONS GRANTED    FISCAL PERIOD   PER SHARE       DATE
                                                           2002
                                    ----------------  --------------- ----------- ------------
Wayne Allyn Root                       --                N/A
Chairman and Chief Executive Officer

Douglas R. Miller                      --                N/A
President and Secretary

Timothy J. Keating                     --                N/A
Former Chief Executive Officer

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AS OF JULY 31, 2002

         The following table sets forth information concerning option exercises and option holdings for the year ended July 31, 2002 with respect to our Chief Executive Officer and each of our other executive officers.

                      SHARES
                     ACQUIRED                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                        ON              VALUE          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
NAME                 EXERCISE          REALIZED        OPTIONS AT JULY 31,2002         AT JULY 31, 2002
                                                     EXERCISABLE     UNEXERCISABLE
Wayne Allyn Root           --               --           106,551           --             --
Douglas R. Miller          --               --           106,551           --             --
Timothy J. Keating         --               --                --           --             --


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 25, 2002 with respect to the shares of Common Stock beneficially owned by (i) each director; (ii) each person (other than a person who is also a director) who is an executive officer; (iii) all executive officers and directors as a group and (iv) each beneficial owner (other than directors and named executive officers) of more than 5% of our Common Stock. The term "executive officer" is defined as the President, Chief Operating Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 37,715,261 shares issued and outstanding on a fully diluted basis, as of October 25, 2002.

                                                              NUMBER OF        PERCENTAGE
                                                          COMMON SHARES HELD    OF CLASS
TITLE OF CLASS                  NAME AND ADDRESS (1)       OR CONVERTIBLE        OWNED
Common and 5%
Convertible Debt            Wayne Allyn Root (2)                5,010,024      13.3%

Common and 5%
Convertible Debt            Douglas R. Miller (3)               3,889,019      10.3%

Common and Series C
Preferred                   Timothy J. Keating (4)              5,225,874      13.8%

Common                      Edward J. Fishman                     532,756       1.4%

Common and 5%
Convertible Debt            John T. Manner (5)                  1,265,772       3.4%


Common                      David P. Hanlon (6)                   106,551         *

Common                      Simon Hayes (7)                             *         *

                            Directors and executive
                            Officers as a group
                            (7 persons)                        16,029,996      42.5%

Common and 5%
Convertible Debt            Newmarket Investment, plc (8)       2,000,000       5.3%

Series C Preferred          Trilium Holdings Ltd. (9)           1,666,667       4.4%

Common and 13%
Convertible Note            Laurus Master Fund, Ltd. (10)       2,125,000       5.6%


(1) Unless otherwise noted, the address for each of the named directors and officers is: 5092 South Jones Blvd., Las Vegas, Nevada 89188.

(2) Amount also includes Mr. Root's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41, warrants to purchase 400,000 shares at an exercise price of $0.50, 106,552 shares of common stock owned by Mr. Root's minor children, 100,000 common shares to be issued upon conversion of a 5% Convertible Debenture and warrants to purchase 100,000 shares at an exercise price of $1.00 related to that Debenture.

(3) The shares are held in the name of Kerlee Inter Vivos Trust for which Mr. Miller is a beneficiary. Amount also includes Mr. Miller's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41, 33,333 common shares to be issued upon conversion of a 5% Convertible Debenture held by Mr. Miller's wife and warrants to purchase 33,333 shares at an exercise price of $1.00 related to that Debenture.

(4) Amount also includes Mr. Keating's shares of Series C Preferred Stock, that are held by him and through an affiliated entity, that are convertible into 1,720,000 shares of common stock and related warrants to purchase 1,146,667 shares of common stock at an exercise price of $1.00. Also includes warrants held by him through an affiliated entity to acquire 600,000 shares of common stock at an exercise price $0.10, 400,000 common shares held by him through an affiliated entity and a related warrant to purchase 400,000 shares of common stock at an exercise price of $1.00 and a warrant to purchase 400,000 shares at an exercise price of $0.50 per share.

(5) Amount also includes Mr. Manner's stock options to acquire 168,465 shares of common stock at an exercise price of $1.41, 220,000 common shares to be issued upon conversion of a 5% Convertible Debenture and warrants to purchase 220,000 shares at an exercise price of $1.00 related to that Debenture.

(6) Amount also includes Mr. Hanlon's stock options to acquire 106,551 shares of common stock at an exercise price of $1.41.

(7) Mr. Hayes has been nominated to serve as both a director and a senior executive officer. He is Chief Executive Officer of Newmarket Investments, plc, but does not hold a control ownership position in the company. His address is: Queensberry House, 129 High Street, Newmarket, Suffolk, CB8 9WP, UK.

(8) Represents 1,000,000 shares underlying a 5% Convertible Debenture, maturing in August 2004, and 1,000,000 shares of common stock underlying a warrant, exerciseable at $1.00 and expiring on August 31, 2005. The address for Newmarket Investments is: Queensberry House, 129 High Street, Newmarket, Suffolk, CB8 9WP, UK

(9) Represents 21,333 shares of Series C convertible preferred stock that are convertible into 1,000,000 common shares and an associated warrant to purchase 666,667 shares at an exercise price of $1.00. The address for Trilium Holdings is: Charlotte House, Charlotte Street, P.O. Box 9204, Nassau, Bahamas.

(10) Represents 1,875,000 shares of common stock underlying 13% Convertible Note and 250,000 shares of common stock issuable upon exercise of warrant issued in connection with the 13% Convertible Note. The address for Laurus is:
     P.O. Box 1234 Queensgate House, South Church Street, Grand Cayman, Cayman Islands

*    Represents less than 1% owned

                      Equity Compensation Plan Information





                                     Number of
                                     securities to be
                                     issued upon         Number of
                                     exercise of         Weighted average        securities
                                     outstanding         exercise price of       remaining
                                     options, warrants   outstanding options,    available for
Plan category                         and rights         warrants and rights     future issuance
                                          (a)                 (b)                    (c)
Equity compensation
plans approved by security holders    3,000,000 Common  Not determinable        3,000,000 Common

Equity compensation
plans not approved by
security holders                          None                N/A                    none

Total                                 3,000,000 Common  Not determinable        3,000,000 Common

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On August 21, 2002, we entered into an agreement with Newmarket Investments plc (formerly The British Bloodstock Agency, plc ("BBA")), an existing shareholder. BBA currently holds a $500,000 5% Convertible Debenture, maturing in August 2004, convertible at BBA's option to 1,000,000 shares of common stock, and a warrant to purchase 1,000,000 shares of common stock, exerciseable at $1.00 and expiring on August 31, 2005. BBA has invested an additional $700,000, in exchange for which we have increased the principal amount of their currently outstanding debenture to $1,200,000, convertible into 3,428,571 shares of common stock. The exercise price for the debt conversion was reduced to $0.35 per share, and the price is subject to further adjustment based on our operating income and net revenue for the fiscal year ending July 31, 2003, as described in
Section 6.5 of the modified agreement. All other terms,including the maturity date, remained undisturbed. BBA has extended an unsecured standby credit facility of $250,000, with a 16% annual interest rate and payable on March 31, 2003. In consideration for these investments, we have also agreed to exchange the warrant currently held by BBA with a warrant to purchase 3,000,000 shares of common stock, exerciseable at $0.35, and expiring on August 31, 2005. The exercise price of both the warrants and the convertible debt are subject to modification based on any other conversions by any other shareholders, including the Laurus Fund, which results in conversion to our common stock at an exercise price of less than $0.35 per share. These terms are described more fully in
Section 7.1 of the modified agreement. We have also agreed to approve the appointment of BBA's Chief Executive Officer, Simon Hayes, as an operational consultant for 90 days, at a salary of $15,000 per month. Mr. Hayes will also be appointed to fill a vacancy in our Board of Directors, and will stand for election at our next annual meeting, as well as being appointed a senior executive officer, both events to occur no later than December 31, 2002. We executed this agreement on September 13, 2002.

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

     In November, 2001, we entered into note payable agreements with Mr. Root, an officer and director, and Mr. Keating, a director, for $50,000 each plus interest accrued at 12% annually. At December 31, 2001, we had a balance of $100,000 outstanding under this agreement with accrued interest of $2,323. The notes plus accrued interest were payable on June 30, 2002 and are therefore classified as current liabilities.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
The following exhibits are filed as part of this annual report:

(a)      EXHIBITS.

-------------------------------------------------------------------------------
Exhibit         Description
No.
-------------------------------------------------------------------------------

2.1       Agreement and Plan of Reorganization dated July 6, 2001 between Global
          Sports & Entertainment, Inc. and Turfclub.com, Inc. (1)

3.1       Certificate  of  Incorporation  of  GWIN,  as  amended (1)

3.2       Bylaws of GWIN (5)

4.1       Certificate  of Designations of Series C Preferred Stock and Series C
          Stock  Purchase  Agreement  (1)

4.2       Form of Indenture representing 5% Convertible Debentures (1)

4.3       Form of Indenture representing 13% Convertible Debentures (4)

4.4       Form of Common Stock Purchase Warrant included with 5% Convertible
          Debenture Units (4)

10.1      Financial  Advisory Agreement dated September 10, 2001 between the
          GWIN and Keating  Investments,  LLC  (1)

10.2      Executive  Services  Agreement  dated December 6, 1999 between GWIN and Mr. Miller  (1)

10.3      Executive  Services  Agreement  dated December 6, 1999 between GWIN and Mr. Root  (1)

10.4      Sports  Personality Agreement dated March 2, 2000 between GWIN and Mr.
          Root (1)


10.5      Term sheet with British Bloodstock Agency, dated August 21, 2002 (4)

10.6      Agreement  describing  voting  agreement  between  Mr.  Manner and Mr.
          Root   regarding  Mr.  Keating's  board  rights  (2)

10.7      Common  Stock  Purchase  Warrant  issued  to  Keating  Investments, LLC (1)

10.8      Debenture Purchase Agreement dated September 19, 2001 between GWIN and
          Mr. Root (1)

10.9      5% Convertible Debenture dated September 19, 2001 issued to Wayne Allyn
          Root (1)

10.11     Common  Stock  Purchase  Warrant  issued  to  Mr.  Root  (1)

10.12     Debenture  Purchase  Agreement dated August 31, 2001 between GWIN and Mr. Manner  (1)

10.13     5% Convertible Debenture dated September 19, 2001 issued to Mr. Manner (1)

10.14     Common Stock Purchase Warrant issued to Mr. Manner  (1)

10.15     Common  Stock  Purchase  Warrant dated September 4, 2001 between GWIN and
          Keating  Partners,  L.P.  (1)


10.16     Common Stock Purchase Warrant issued to Keating Partners, L.P. (1)

10.17     Promissory  Note  dated  October  23,  2000  issued  to  Mr.  Root (1)


10.18     Letter Agreement dated July 5, 2001 between GWIN and Keating Investments,
          LLC (1)

10.19     Series  C  Preferred Stock Purchase Agreement dated July 10, 2001 between
          Trilium  Holdings  Ltd.  and  the  Company  (1)

10.20     Promissory  Note  dated  November  12,  2001  issued  to Mr. Keating. (3)

10.21     Promissory  Note  dated  November  12,  2001  issued  to  Mr.  Root. (3)

10.22     Securities  Purchase Agreement dated June 29, 2002 between Laurus Master
          Fund,  Ltd.  and GWIN (4)

10.23     2002 Equity Incentive Plan (6)


21.1      List of Subsidiaries (4)

23.1      Consent of Simon Hayes

99.1      Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2      Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

_________

(1) Incorporated by reference to the similarly described exhibit included with the registrant's Quarterly Report for quarter ended September 30, 2001 filed with the SEC on November 19, 2001.

(2)  Described  in  Exhibit  2.1

(3) Incorporated by reference to the similarly described exhibit included with the registrant's Annual Report for the year ended December 31, 2001 filed with the SEC on April 1, 2002 and amended on May 15, 2002.

(4) Incorporated by reference to the similarly described exhibit included with the registrant's registration statement on Form SB-2, 333-99599, filed on September 13, 2002.

(5) Unavailable in electronic format, but will be mailed upon request free of charge.

(6)  Incorporated  by  reference  to  the  Registrants  Definitive  Information
     Statement  filed  with  the  SEC  on  July  21,  2002.


         (b)      REPORTS ON FORM 8-K

     On May 23, 2002, we filed a Form 8-K to report that our Board of Directors had approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31. That change was effective July 31, 2002.

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

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2002

                                   GLOBAL SPORTS & ENTERTAINMENT, INC.


                                   By: /s/ Wayne Allyn Root
                                       -----------------------------------------
                                       Wayne Allyn Root, Chief Executive Officer


     In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on October 28, 2002 and in the capacities indicated.


/s/ Wayne Allyn Root
-----------------------------------------------------
Wayne Allyn Root, Chairman, Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Miller
-----------------------------------------------------
Douglas Miller, Director and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Timothy J. Keating
-----------------------------------------------------
Timothy J. Keating, Director

/s/ Edward J. Fishman
-----------------------------------------------------
Edward J. Fishman, Director