Form 10QSB
period 2002-10-31
GWIN INC
filed 2002-12-16
CIK 924396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

     [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _______________  to  _______________

                        Commission File Number 000-24520

                                   GWIN,  INC.
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

     As of October 31, 2002 the Company had 21,581,737 shares of its $.0001 par value common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):

                             Yes         No  X
                                  ---       ---

PART 1:     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                                        GWIN, INC.
                                CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)
                                     OCTOBER 31, 2002

ASSETS

CURRENT  ASSETS:
 Cash                                                                        $    10,363
 Accounts receivable                                                              57,791

 Prepaid expenses                                                                274,393
                                                                            -------------
  Total current assets                                                           342,547

Property & equipment (net)                                                       121,065
Equipment held under capital leases (net)                                         75,868
Deposits & other assets                                                          373,359
                                                                            -------------
  Total assets                                                              $    912,839
                                                                            =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current portion of long-term debt                                          $    682,381
 Accounts payable - related parties                                               85,000
 Notes payable -related parties, less unamortized discount of $259,635         1,417,031
 Deferred revenue                                                              1,021,056
 Accounts payable                                                                815,279
 Accrued settlement costs                                                        764,854
 Other accrued liabilities                                                       466,071
                                                                            -------------
 Total current liabilities                                                     5,251,672
                                                                            -------------

Long term debt, less unamortized discount of $388,642                            171,358
                                                                            -------------
Total liabilities                                                              5,423,030
                                                                            -------------
STOCKHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized;
64,000 shares issued and outstanding                                                   6
Common stock - $0.0001 par value; 50,000,000 shares authorized;
21,581,737 issued and outstanding                                                  2,158
Additional paid in capital                                                    13,319,179
Accumulated deficit                                                          (17,831,534)
                                                                            -------------
Total stockholders' deficit                                                   (4,510,191)
                                                                            -------------

Total liabilities and stockholders' deficit                                 $    912,839
                                                                            =============



     The accompanying notes are an integral part of the unaudited consolidated financial statements.



                                       GWIN, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                              --------------------------
                                                                  2002          2001
                                                               ------------  ------------
Net revenue - services                                        $ 1,471,700   $   867,699
Revenues - advertising                                             77,778       131,250
                                                              ------------  ------------
  Total revenues                                              $ 1,549,478   $   998,949
                                                              ------------  ------------

Handicapping fees                                                  73,152        52,049
Handicapping fees - related party                                 148,518        68,329
Advertising expense                                             1,133,908       824,619
Commissions                                                       623,487       325,825
Salaries & wages                                                  407,315       297,635
Professional fees                                                 194,798       258,418
General and administrative                                        512,295       417,121
Non-recurring charges; bad debt expense                                --        95,000
Depreciation expense                                               60,306        57,749
                                                              ------------  ------------
 Total operating expense                                        3,153,779     2,396,745
                                                              ------------  ------------
 Operating (loss)                                              (1,604,301)   (1,397,796)

Non-cash financing costs                                         (708,360)     (757,090)
Other non-cash financing costs                                    (45,000)             -
Interest (expense), including amortization of debt discount      (226,579)      (38,242)
Interest (expense) - related parties                               (3,919)           --
                                                              ------------  ------------
 Net (loss)                                                    (2,588,159)   (2,193,128)
                                                              ------------  ------------
Imputed non-cash dividend on Series C Preferred Stock            (385,714)   (1,092,000)
                                                              ------------  ------------
Net (loss) used in per share calculation                      $(2,973,873)  $(3,285,128)
                                                              ============  ============

Basic  and diluted (loss) per share of common stock           $     (0.14)  $     (0.18)
                                                              ============  ============
Basic weighted shares of common stock outstanding              21,433,720    18,645,241
                                                              ============  ============



     The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                            GWIN, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                       --------------------------
                                                                           2002          2001
                                                                       ------------  ------------
CASH FLOWS - OPERATING ACTIVITIES:
 Net (loss)                                                            $(2,588,159)  $(2,193,128)
                                                                       ------------  ------------
 Adjustments to reconcile net (loss) to net cash used in operations:
  Depreciation                                                              60,306        57,749
  Services paid with warrants                                               15,000         8,333
  Services & settlements paid with common stock                            166,904       150,000
  Non-cash financing costs - issuance of convertible debt                  753,360       757,090
  Interest expense - issuance of convertible debt (warrants portion)       171,400        24,118
  Decrease (increase) in:
        Accounts receivable                                                (47,782)     (202,323)
        Prepaid expenses                                                  (138,859)     (455,900)
        Other assets                                                       (36,611)           --
  Increase (decrease) in:
        Deferred revenue                                                   625,222       299,435
        Accounts payable                                                   (33,905)      121,181
        Other current liabilities                                         (157,778)       43,487
                                                                       ------------  ------------
  Total adjustments                                                      1,377,257       803,170
                                                                       ------------  ------------
Total cash (used in) operating activities                               (1,210,902)   (1,389,958)
                                                                       ------------  ------------

CASH FLOWS - INVESTING ACTIVITIES:

 Purchase of fixed assets                                                  (15,853)           --
                                                                       ------------  ------------
 Total cash used in investing activities                                   (15,853)           --
                                                                       ------------  ------------

CASH FLOWS - FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                  925,000       836,666
 Payments on long-term debt & lease obligations                            (12,668)     (123,436)
 Proceeds from issuance of common stock                                                  200,000
                                                                       ------------  ------------
Total cash provided by financing activities                                912,332       913,230
                                                                       ------------  ------------

Net (decrease) in cash                                                    (314,423)     (476,728)
Cash - beginning of the periods                                            324,786       475,376
                                                                       ------------  ------------
Cash - end of the periods                                              $    10,363   $    (1,352)
                                                                       ============  ============

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

For the three months ended October 31, 2002 and 2001, the Company paid $0 for taxes and $22,517 for interest and $0 for taxes and $14,124 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the three months ended October 31, 2002 the amounts were $166,904 in common stock and $15,000 in warrants.

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                                       GWIN, INC.
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      (UNAUDITED)

                                    Series C Convertible
                                      Preferred Stock     Common shares
                                      ---------------  -------------------                                    Total
                                      No. of             No. of    Common      Paid-In       Accumulated    Stockholders'
                                      Shares  Amount     Shares    Amount      Capital         Deficit       Deficit
                                      ------  -------  ----------  -------  --------------  -------------  ------------

Balance - July 31, 2002               64,000  $     6  21,285,703  $ 2,128  $12,044,467  0  ($14,857,661)  ($2,811,060)


Interest expense from issuance of
Debentures                                --       --          --       --         708,360            --       708,360
Issuance of common shares in
payment for services and settlements      --       --     296,034       30         166,874            --       166,904
Recorded value of warrants issued
with debentures                           --       --          --       --          13,764            --        13,764
Net (loss)for the three months ended
 October 31, 2002                         --       --          --       --              --    (2,588,159)   (2,588,159)
Imputed non-cash dividend on
Series C Preferred Stock                  --       --          --       --         385,714      (385,714)           --
                                     -----------------------------------------------------------------------------------
Balance - October 31, 2002            64,000  $     6  21,581,737  $ 2,158  $   13,319,179  ($17,831,534)  ($4,510,191)
                                     ===================================================================================






     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                           GWIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  OPERATIONS

     GWIN, Inc. (the Company) is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the first quarter and the second quarter, and the remainder of the fiscal year.

NOTE  2  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the seven months ended July 31, 2002.

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

     EARNINGS (LOSS) PER SHARE - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the three months ended October 31, 2002 and 2001, the number of common stock equivalents excluded from the calculation were 21,815,268 and 5,770,121, respectively.

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

     REVENUE RECOGNITION - Revenue from service agreements is recognized ratably over the term of the agreement.

     OPERATING COSTS & EXPENSES - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     CONVERTIBLE DEBENTURES - In September, 2002, we issued one Convertible Debenture for $25,000 which will convert to 50,000 shares of common stock with a warrant to purchase 50,000 shares of common stock at $1.25 per share.

     We also entered into an agreement with Newmarket Investments, PLC ("Newmarket") which provides that Newmarket will invest an additional $700,000 in the Company by amending the existing Convertible Debenture held by Newmarket to reflect a principal amount of $1,200,000. The additional $700,000 principal amount will convert to 2,000,000 shares of common stock and the conversion rate for the previously existing $500,000 principal amount was adjusted to convert to 1,428,571 shares of common stock (from 1,000,000 shares before adjustment). In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.35 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $500,000 original principal amount are reported as non-cash financing costs of $708,360 in the financial statements for the three months ended October 31, 2002. During the three months ended October 31, 2001 similar debentures were issued by the Company, and $757,090 in non-cash financing costs were recorded.

     CONVERTIBLE PREFERRED STOCK - In 2001, the Company sold 64,000 units consisting of one share of Series C convertible preferred stock and one warrant exercisable at $31.25 for an additional share of Series C stock. The base conversion rate was adjusted in the quarter ended October 31, 2001 and the resulting 50% imputed discount of $1,092,000 was charged to retained earnings in a manner analogous to a dividend. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. The resulting 30% imputed discount of $385,714 was charged to retained earnings in a manner analogous to a dividend. The holders of 21,333 shares of Series C convertible preferred stock waived their rights to the anti-dilution provision; the discount amount is that applicable to the remaining 42,667 shares.

NOTE  3  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $2,588,159 for the three months ended October 31, 2002 and has an accumulated deficit of $17,831,534 at October 31, 2002. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company believes that the existing financing is adequate for future requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     Management has formally rescinded the share exchange transaction with the shareholders of TurfClub.com. In February and April, 2002, the Company reached agreements with some of the shareholders of TurfClub.com who were not involved with the matters which gave rise to the decision to rescind. On April 29, 2002, a former executive and shareholder of TurfClub.com, and a former member of our board of directors, filed a complaint against the Company for breach of contract and other items. On September 26, 2002, a settlement agreement was reached with that individual and management considers the rescission complete. That settlement provides for payment of $90,000, $15,000 of which was paid on October 16, 2002, with the remaining $75,000 payable in increments of $5,000 per month over the next 15 months, the issuance of a warrant to purchase 450,000 shares of common stock for $0.50 per share and the issuance of 166,650 shares of common stock. The estimated cost of approximately $287,000 was charged to operations in the period ended July 31, 2002.

NOTE  5  -  TAX  EXPENSE

     The Company has not accrued Income Tax Expense for the period ended October 31, 2002 at its statutory rates due to unused net operating losses and acquired net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         OVERVIEW

     We provide sports handicapping information and analysis to sports bettors through direct marketing channels such as television infomercials, the Internet, telemarketing and print media. The handicapping information that we currently provide includes commentary, analysis and picks from leading sports handicappers for professional and college football, professional and college basketball and professional baseball.

     We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers that call the telephone numbers advertised on our weekly 30-minute infomercial program called The WinningEDGE,TM which airs nationally for 12 weeks during the 2002 football season on the PAX TV, a cable television channel. The show is also running on company-owned stations of the Fox Sports Network in 2002. We also sell our handicapping services on our Web site located at www.WinningEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2002 TO THREE MONTHS ENDED OCTOBER 31, 2001

REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased from $867,699 in 2001 to $1,471,700 in 2002 - an increase of 70%. Revenues before changes in deferred revenue increased from $1,1198,384 to $2,174,700 - an increase of 82%. Revenues from advertising decreased from $131,250 in 2001 to $77,778 in 2002 - a decrease of 40% resulting from reduced budget commitments from advertisers in 2002.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $3,153,779 in 2002 and $2,396,745 in 2001 - an increase of 37%. A detailed breakdown of those costs and expenses follows:

     Handicapping fees increased from $120,378 in 2001 to $221,670 in 2002 - an increase of 84%. These fees are based upon revenues before changes in deferred revenue and this increase is consistent with that activity.

     Advertising, including costs of producing television shows, increased from $824,619 to $1,133,908. This 37% increase is primarily a result of running the television shows on two networks in 2002 versus one network in 2001. Virtually all of the Company's advertising expense is incurred from September to December.

     Salaries and wages increased from $297,635 in 2001 to $407,315 in 2002 - an increase of 37%. This increase was caused by increased sales volume and the additional expenses associated with becoming a public company. In 2001, the Company had just become public and had not completed assembling the organization required by those circumstances.

     Commissions expense increased from $325,825 in 2001 to $623,487 in 2002 - an increase of 91%. Like handicapping fees, commissions are based upon revenues before changes in deferred revenue and this increase is consistent with that activity. Commission expense includes "over-rides" earned by sales management. In addition, the cost of employee benefits increased in 2002.

     Professional fees decreased from $258,418 in 2001 to $194,798 in 2002. The amount for 2001 was greater because of compliance activities undertaken by the Company's attorneys and accountants as result of the reverse merger completed in July, 2001 and fees associated with investment capital raised in the three months ended October 31, 2001.

     General and administrative expenses increased from $417,121 in 2001 to $512,295 in 2002 - an increase of 23%. Much of the increase is expense associated with activities designed to create new business opportunities for the traditionally slow period from April to August.

     The non-recurring charge in 2001 of $95,000 represents the write-off of advances to TurfClub.com which management concluded were not collectible.

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

ITEM 3. CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On September 26, 2002, we executed a settlement agreement with an officer and shareholder of TurfClub.com and the recission of that proposed merger is now complete.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended October 31, 2002, we sold and issued the following unregistered securities:

Common Stock
------------

     In the three months ended October 31, 2002 we issued 129,039 shares of common stock as payment for services and issued 136,995 shares in payment of settlements reached in the TurfClub.com matter. We also issued 30,000 shares of common stock which had been registered for use in payment to consultants.

Convertible Debentures
----------------------

     In September, 2002, we issued one Convertible Debenture for $25,000 which will convert to 50,000 shares of common stock with a Warrant to purchase 50,000 shares of common stock at $1.25 per share.

     We also entered into an agreement with Newmarket Investments, plc ("Newmarket") which provides that Newmarket will invest an additional $700,000 in the Company by amending the existing Convertible Debenture held by Newmarket to reflect a principal amount of $1,200,000. The additional $700,000 principal amount will convert to 2,000,000 shares of common stock and the conversion rate for the previously existing $500,000 principal amount was adjusted to convert to

1,428,571 shares of common stock (from 1,000,000 shares before adjustment). In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.35 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $500,000 original principal amount are reported as non-cash financing costs of $708,360 in the financial statements for the three months ended October 31, 2002.

     The agreement with Newmarket also provides that Newmarket will provide a standby credit facility for $250,000. Advances under this facility are due and payable on March 31, 2003 and bear interest at 13% per annum. During the three months ended October 31, 2002, the Company had received advances under this facility aggregating $200,000.

     The securities above were issued to accredited investors as defined by Rule 502 of Regulation D and were exempt from registration pursuant to Rule 506 and or Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable

ITEM 5.  OTHER INFORMATION.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     EXHIBITS.

             Exhibit  No.     Description
             -----------      -----------

     (B)     REPORTS  ON  FORM  8-K

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GWIN,  Inc.
                                        (Registrant)

Dated:  December  13,  2002             By:  /s/  Douglas  R.  Miller
                                             -------------------------
                                             Douglas  R.  Miller
                                             President  and  Chief  Financial
                                             Officer