Form 10QSB
period 2003-01-31
GWIN INC
filed 2003-03-24
CIK 924396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to _________

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

         As of January 31, 2003 the Company had 22,181,737 shares of its $.0001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                                            Yes               No    X
                                                 -------          ------

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                                              GWIN, INC.
                                      CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)
                                           JANUARY 31, 2003

ASSETS

CURRENT ASSETS:
   Cash                                                                                        $121,781
   Accounts receivable                                                                           28,033
                                                                                         ---------------
     Total current assets                                                                       149,814
                                                                                         ---------------

Property & equipment (net)                                                                       91,676
Equipment held under capital leases (net)                                                        51,586
Deposits & other assets                                                                         277,471
                                                                                         ---------------
     Total assets                                                                             $ 570,547
                                                                                         ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt                                                          $ 669,003
    Accounts payable - related parties                                                          290,000
    Notes payable - related parties, less unamortized discount of $268,444                    1,458,222
   Deferred revenue                                                                             861,500
   Accounts payable                                                                             809,995
    Accrued settlement costs                                                                    865,090
    Other accrued liabilities                                                                   388,957
                                                                                         ---------------
     Total current liabilities                                                                5,342,767
                                                                                         ---------------

 Long term debt, less unamortized discount of $346,621                                          242,691
                                                                                         ---------------
Total liabilities                                                                             5,585,458
                                                                                         ---------------
STOCKHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized;
64,000 shares issued and outstanding                                                                  6
Common stock - $0.0001 par value; 50,000,000 shares authorized;
22,181,737 issued and outstanding                                                                 2,218
Additional paid in capital                                                                   13,488,845
Accumulated deficit                                                                        (18,505,980)
                                                                                         ---------------
Total stockholders' deficit                                                                 (5,014,911)
                                                                                         ---------------

Total liabilities and stockholders' deficit                                                   $ 570,547
                                                                                         ===============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   GWIN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JANUARY 31,                       JANUARY 31,
                                                                -------------------------------  ---------------------------------
                                                                     2003             2002             2003             2002
                                                                --------------  ---------------  --------------- -----------------

Net revenue - services                                             $2,865,083      $ 1,630,037      $ 4,336,783      $  2,497,736
Revenues - advertising                                                 55,556           25,918          133,334           157,168
                                                                --------------  ---------------  --------------- -----------------
     Total revenues                                                $2,920,639       $1,655,955      $ 4,470,117        $2,654,904
                                                                --------------  ---------------  --------------- -----------------

Handicapping fees                                                     111,292          132,213          184,444           184,262
Handicapping fees - related party                                     135,005          168,968          283,523           237,297
Advertising expense                                                 1,068,799        1,266,626        2,202,707         2,091,245
Commissions                                                           963,528          604,418        1,587,015           930,243
Salaries & wages                                                      315,531          230,680          722,846           528,315
Professional fees                                                     155,970          478,344          350,768           736,762
General and administrative                                            404,937          118,753          917,232           535,874
Non-recurring charges; bad debt expense                                     0          898,453                0           993,453
Depreciation expense                                                   60,306           57,749          120,612           115,498
                                                                --------------  ---------------  --------------- -----------------
     Total operating expense                                        3,215,368        3,956,204        6,369,147         6,352,949
                                                                --------------  ---------------  --------------- -----------------
     Operating (loss)                                               (294,729)      (2,300,249)      (1,899,030)       (3,698,045)

Non-cash financing costs                                             (28,170)                0         (73,170)                 0
Interest (expense), including amortization of debt discount         (303,373)         (62,779)        (529,952)         (101,021)
Other non-cash cost of financing                                            0                0        (708,360)         (757,090)
Interest (expense) - related parties                                 (48,174)          (2,750)         (52,093)           (2,750)
                                                                --------------  ---------------  --------------- -----------------
    Net (loss)                                                      (674,446)      (2,365,778)      (3,262,605)       (4,558,906)
                                                                --------------  ---------------  --------------- -----------------
Imputed non-cash dividend on Series C Preferred Stock                      0                0        (385,714)       (1,092,000)
                                                                --------------  ---------------  --------------- -----------------
Net (loss) used in per share calculation                           $(674,446)     $(2,365,778)     $(3,648,319)     $ (5,650,906)
                                                                ==============  ===============  =============== =================

Basic  and diluted (loss) per share of common stock                $   (0.03)     $     (0.12)     $     (0.17)     $      (0.30)
                                                                ==============  ===============  =============== =================
Basic weighted shares of common stock outstanding                 21,881,737       19,170,241       21,733,720        18,895,241
                                                                ==============  ===============  =============== =================


----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                   GWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                        JANUARY 31,
                                                                                              ---------------------------------
                                                                                                   2003             2002
                                                                                              ---------------- ----------------

   CASH FLOWS - OPERATING ACTIVITIES:
   Net (loss)                                                                                   $ (3,262,605)     $(4,558,906)
                                                                                              ---------------- ----------------
     Adjustments to reconcile net (loss) to net cash used in operations:
       Depreciation                                                                                   120,612          115,498
       Services paid with warrants                                                                     30,000           23,333
       Services & settlements paid with common stock and warrants                                     251,904          430,000
       Interest expense - issuance of convertible debt                                                781,530          757,090
       Interest expense - issuance of convertible debt (warrants portion)                             426,412           84,054
       Decrease (increase) in:
               Accounts receivable                                                                   (18,024)        (162,679)
               Prepaid expenses                                                                       135,534                0
           Other assets                                                                                44,277        (330,594)
       Increase (decrease) in:
              Deferred revenue                                                                        465,666          572,925
              Accounts payable                                                                        165,811          239,441
              Other current liabilities                                                             (162,826)        1,311,246
                                                                                              ---------------- ----------------
     Total adjustments                                                                              2,240,896        3,125,314
                                                                                              ---------------- ----------------
Total cash (used in) operating activities                                                         (1,021,709)      (1,433,592)
                                                                                              ---------------- ----------------

CASH FLOWS - INVESTING ACTIVITIES:

   Purchase of fixed assets                                                                          (22,488)               --
                                                                                              ---------------- ----------------
   Total cash (used in) investing activities                                                         (22,488)               --
                                                                                             ---------------- ----------------

CASH FLOWS - FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of discount                                        1,027,952        1,036,000
   Payments on long-term debt & lease obligations                                                   (186,760)        (275,652)
   Proceeds from issuance of common stock                                                                 --           200,000
                                                                                              ---------------- ----------------
Total cash provided by financing activities                                                           841,192          913,230
                                                                                              ---------------- ----------------

Net (decrease) in cash                                                                              (203,005)        (473,244)
Cash - beginning of the periods                                                                       324,786          475,376
                                                                                              ---------------- ----------------
Cash - end of the periods                                                                            $121,781           $2,132
                                                                                              ================ ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended January 31, 2003 and 2002, the Company paid $0 for taxes and $103,540 for interest and $0 for taxes and $16,967 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the six months ended January 31, 2003 and 2002, the amounts were $166,904 in common stock and $85,000 in warrants and $190,000 in common stock and $240,000 in warrants, respectively.


The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                   GWIN, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                             Series C
                                            Convertible
                                          PREFERRED STOCK       COMMON SHARES
                                          ---------------       -------------                                    Total
                                         No. of                No. of      Common      Paid-In     Accumulated Stockholders'
                                         Shares        Amount   Shares      Amount     Capital       Deficit      Deficit
                                        -----------  ------- ----------- --------- ------------  -------------- ------------
Balance - July 31, 2002                    64,000        $6  21,285,703    $2,128   $12,044,467   ($14,857,661) ($2,811,060)


Interest expense from issuance of
Debentures                                     --        --          --        --       708,360             --      708,360
Issuance of common shares in
payment for services and
settlements                                    --        --     296,034        30       166,874             --      166,904
Recorded value of warrants issued
with debentures                                --        --          --        --        38,490             --       38,490
Imputed non-cash dividend on
Series C Preferred Stock                       --        --          --        --       385,714      (385,714)           --
Issuance of warrants for services              --        --          --        --        85,000             --       85,000
Issuance of common stock for
services - debt discount                       --        --     600,000        60        59,940             --       60,000
Net (loss) for the six months
ended January 31, 2003                         --        --          --        --            --    (3,262,605)  (3,262,605)

                                        ------------------------------------------------------------------------------------
Balance - January 31, 2003                 64,000        $6  22,181,737    $2,218   $13,488,845  ($18,505,980) ($5,014,911)
                                        ====================================================================================




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

         The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the first and the second fiscal quarters, and the remainder of the year.

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

         EARNINGS (LOSS) PER SHARE - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. At January 31, 2003 and 2002, the number of common stock equivalents excluded from the calculation were 22,832,108 and 14,281,245 respectively.

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

         CONVERTIBLE DEBENTURES - In September, 2002, we issued one Convertible Debenture for $25,000 which will convert to 50,000 shares of common stock with a warrant to purchase 50,000 shares of common stock at $1.25 per share. In January, 2003 we entered into an agreement with several accredited investors from Europe to sell those investors 10% convertible debentures with an aggregate face value of $190,026. The debentures will convert to 633,420 shares. The investors will also receive warrants to purchase 633,420 shares of common stock at $1.00 per share.

         In September, 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provides that Newmarket will invest an additional $700,000 in the Company by amending the existing Convertible Debenture held by Newmarket to reflect a principal amount of $1,200,000. The additional $700,000 principal amount will convert to 2,000,000 shares of common stock and the conversion rate for the previously existing $500,000 principal amount was adjusted to convert to 1,428,571 shares of common stock (from 1,000,000 shares before adjustment). In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.35 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $500,000 original principal amount are reported as non-cash financing costs of $708,360 in the financial statements for the six months ended January 31, 2003. During the six months ended January 31, 2002, the Company issued similar debentures and $757,090 in non-cash financing costs was recorded.

         CONVERTIBLE PREFERRED STOCK - In 2001, the Company sold 64,000 units consisting of one share of Series C convertible preferred stock and one warrant exercisable at $31.25 for an additional share of Series C stock. The base conversion rate was adjusted in the quarter ended October 31, 2001 and the resulting 50% imputed discount of $1,092,000 was charged to retained earnings (deficit) in a manner analogous to a dividend. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. The resulting 30% imputed discount of $318,714 was charged to retained earnings (deficit) in a manner analogous to a dividend. The holders of 21,333 shares of Series C convertible preferred stock waived their rights to the anti-dilution provision in this instance; the discount amount is that applicable to the remaining 42,667 shares.


NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         The Company incurred a net loss of $3,262,605 for the six months ended January 31, 2003 and has an accumulated deficit of $18,505,980 at January 31, 2003. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company believes that the existing financing is adequate for future requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

         Management has formally rescinded a share exchange transaction with the shareholders of TurfClub.com. In February and April, 2002, the Company reached agreements with some of the shareholders of TurfClub.com who were not involved with the matters which gave rise to the decision to rescind. On April 29, 2002, a former executive and shareholder of TurfClub.com, and a former member of our board of directors, filed a complaint against the Company for breach of contract and other items. On September 26, 2002 a settlement agreement was reached with that individual and management considers the rescission complete. That settlement provides for payment of $90,000, $15,000 of which was paid on October 16, 2002, with the remaining $75,000 payable in increments of $5,000 per month over the next 15 months, the issuance of a warrant to purchase 450,000 shares of common stock for $0.50 per share and the issuance of 166,650 shares of common stock. The estimated cost of approximately $287,000 was charged to operations in the period ended July 31, 2002.

NOTE 5 - TAX EXPENSE

         The Company has not accrued Income Tax Expense for the period ended January 31, 2003 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

         We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers that call the telephone numbers advertised on our weekly 30-minute infomercial program called The WinningEDGE,TM which airs nationally during the football season on Fox Sports Network owned stations and the PAX TV cable television channel. We also sell our handicapping services on our Web site located at www.WinningEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2003 TO THE SIX MONTHS ENDED JANUARY 31, 2002

REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased from $2,497,736 in 2002 to $4,336,783 in 2003 - an increase of 74%. Revenues before changes in deferred revenue increased from $3,097,024 to $4,910,783 - an increase of 59%. Revenues from advertising decreased from $157,168 in 2002 to $133,334 in 2003 - a decrease of 16% as the total revenue from advertising arrangements is lower in 2003 than in the prior year.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $6,369,147 in 2003 and $5,359,496 in 2002 - an increase of 19%. A detailed breakdown of those costs and expenses follows:

         Handicapping fees increased from $421,559 in 2002 to $467,967 in 2003 - an increase of 11%. These fees are based upon revenues before changes in deferred revenue and the total amount in 2003 bears the appropriate relationship to revenues. The increase year to year is less than the increase in revenues as the expense in 2002 included some fixed minimum amounts that did not reflect the typical relationship to revenues.

         Advertising, including costs of producing television shows, increased from $2,091,245 in 2002 to $2,202,707 in 2003. This 5% increase is a direct result of purchasing additional media time. Virtually all of the Company's advertising expense is incurred from September to December.

         Commissions expense increased from $930,243 in 2002 to $1,587,015 in 2003 - an increase of 71%. Like handicapping fees, commissions are based upon revenues before changes in deferred revenue and this increase is consistent with that activity.

         Salaries and wages increased from $528,315 in 2002 to $722,846 in 2003
- an increase of 37%. This increase was caused by increased sales volume and the additional expenses associated with becoming a public company. During fiscal year 2002(including the six months August 1, 2001 to January 31, 2002), the Company had just become public and had not completed assembling the organization required by those circumstances.

         Professional fees decreased from $736,762 in 2002 to $350,768 in 2003. The amount for 2002 was greater because of ongoing compliance activities undertaken by the Company's attorneys and accountants as result of the reverse merger completed in July, 2001 (after which Company securities became publicly traded) and fees associated with investment capital raised in the six months ended January 31, 2002.

         General and administrative expenses increased from $535,874 in 2002 to $917,232 in 2003 - an increase of 71%. This classification includes telephone charges and credit card fees on sales revenue. These two major expenses tend to vary directly with sales activity. Additionally, during the comparison period in the latter half of calendar year 2001, we had just become public and had not completed assembling the organization required by those circumstances. As our organization has grown, so have general and administrative expenses.

         The non-recurring charge in 2002 of $993,453 represents costs associated with a planned share exchange transaction that was rescinded by the Company in 2001. Final settlement of that rescission was completed on September 26, 2002.


COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2003 TO THREE MONTHS ENDED JANUARY 31, 2002

REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased from $1,630,037 in 2002 to $2,865,083 in 2003 - an increase of 76%. Revenues before changes in deferred revenue increased from $1,898,640 to $2,736,083 - an increase of 44%. Revenues from advertising increased from $25,918 in 2002 to $55,556 in 2003 - this increase is a result of the calendar 2002 advertising agreements beginning after January 2002. Total revenue from advertising arrangements will be lower in 2003 than in the prior year.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $3,215,368 in 2003 and $3,057,751 in 2002 - an increase of 5%. A detailed breakdown of those costs and expenses follows:

         Handicapping fees decreased from $301,181 in 2002 to $246,297 in 2003. These fees are based upon revenues before changes in deferred revenue and the total amount in 2003 bears the appropriate relationship to revenues. The year to year decrease occurred because 2002 included some fixed minimum amounts that did not reflect the typical relationship to revenues.

         Advertising, including costs of producing television shows, decreased from $1,266,626 to $1,068,799. This decrease resulted from discontinuing one television network about half way through the 2002-3 football season. Even though the total for the full six months was higher in 2003 than in 2002, the expense was concentrated in the early part of the season.

         Salaries and wages increased from $230,680 in 2002 to $315,531 in 2003
- an increase of 37%. This is consistent with the six month period and was caused by increased sales volume and the additional expenses associated with becoming a public company. In 2001-2, the Company had just become public and had not completed assembling the organization required by those circumstances.

         Commissions expense increased from $604,418 in 2002 to $963,528 in 2003
- an increase of 59%. This increase is greater than the increase in revenues adjusted for deferrals largely as a result of performance bonuses paid to sales representatives.

         Professional fees decreased from $478,344 in 2002 to $155,970 in 2003. The amount for 2002 was greater because of ongoing compliance activities undertaken by the Company's attorneys and accountants as result of the reverse merger completed in July, 2001(after which Company securities became publicly traded) and fees associated with investment capital raised in the six months ended January 31, 2002.

         General and administrative expenses increased from $118,753 in 2002 to $404,937 in 2003 - an increase of 71%. This classification includes telephone charges and credit card fees on sales revenue. These two major expenses tend to vary directly with sales activity. Additionally, during the comparison period in the latter half of calendar year 2001, the we had just become public and had not completed assembling the organization required by those circumstances. As our organization has grown, so have general and administrative expenses.

         The non-recurring charge in 2002 of $898,453 represents costs associated with a planned share exchange transaction that was rescinded by the Company in 2001. Final settlement of that rescission was completed on September 26, 2002.

SEASONALITY

         Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of our fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters and higher net sales in the first and second quarters. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

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

ITEM 3.   INTERNAL CONTROLS
---------------------------

         The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On September 26, 2002, we executed a settlement agreement with an officer and shareholder of TurfClub.com and the recission of that proposed merger is now complete.

Item 2.  Changes in Securities and Use of Proceeds.

         During the six months ended January 31, 2003, we sold and issued the following unregistered securities:

Common Stock
------------

         In September and October, 2002, we issued 65,746 shares of common stock as payment for services and issued 101,158 shares in payment of settlements reached in the TurfClub.com matter - the cost associated with these items was recorded in earlier fiscal periods. We also issued 30,000 shares of common stock which had been registered for use in payment to consultants. In December, 2002,we issued 600,000 shares of common stock in a warrant redemption transaction and issued a warrant for 350,000 shares in payment of services ($85,000 recorded liability).

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

         The agreement with Newmarket also provides that Newmarket will provide a standby credit facility for $250,000. Advances under this facility are due and payable on March 31, 2003 and bear interest at 13% per annum. During the six months ended January 31, 2003, the Company had received advances under this facility aggregating $250,000.

         In January, 2003 we entered into an agreement with several accredited investors from Europe to sell those investors 10% convertible debentures with an aggregate face value of $190,026. The debentures will convert to 633,420 shares. The investors will also receive warrants to purchase 633,420 shares of common stock at $1.00 per share.

Item 3.  Defaults Upon Senior Securities.

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable
         ------------

Item 5.  Other Information.

     On March 11, 2003, directors David P. Hanlon and Edward J. Fishman resigned their positions as directors of the Registrant. Neither Mr. Hanlon nor Mr. Fishman expressed any disagreement with the Registrant as a reason for their resignation.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) EXHIBITS.

              Exhibit No.    Description
             -----------    ------------

                    99.1 Certifications   pursuant   to   Section   906  of  the
                         Sarbanes-Oxley Act of 2002.

                    99.2 Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002.



         (b) REPORTS ON FORM 8-K


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GWIN, Inc.
                                    (Registrant)

Dated:  March 21, 2003              By:  /S/ DOUGLAS R. MILLER
                                        ----------------------------------------
                                        Douglas  R.  Miller
                                        President  and  Chief  Financial Officer

Dated:  March 21, 2003              By:  /S/ WAYNE ALLYN ROOT
                                        ----------------------------------------
                                        Wayne  Allyn  Root
                                        Chairman  and  Chief  Executive  Officer