Form 10QSB
period 2003-04-30
GWIN INC
filed 2003-06-16
CIK 924396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to _______________

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

                             Yes    X          No
                                  -----            ------

     As of April 30, 2003 the Company had 40,271,859 shares of its $.0001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                             Yes               No    X
                                  -----            ------

                                   GWIN, INC.

INDEX TO FORM 10-QSB


PAGE

PART I-- FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Consolidated   Balance   Sheets  at  April  30,  2003   (Unaudited)
                  Consolidated Statements of Operations for the Three and Nine Months
                  Ended April 30, 2003 and 2002 Consolidated Statements of Cash Flows
                  for the  Nine  Months  Ended  April  30,  2003  and  2002  Notes to
                  Financial Statements
         Item 2.  Management's Discussion and Analysis or Plan of Operation
         Item 3.  Controls and Procedures

PART II-- OTHER INFORMATION
         Item 1.  Legal Proceedings
         Item 2.  Change in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Securities Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

PART III-- EXHIBITS

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   GWIN, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 APRIL 30, 2003



ASSETS

CURRENT ASSETS:

   Cash                                                             $    329,109
   Accounts receivable                                                     8,345
                                                                    ------------
     Total current assets                                                337,454
                                                                    ------------
Property & equipment (net)                                                56,514
Equipment held under capital leases (net)                                 27,303
Deposits & other assets                                                  210,304
                                                                    ------------
     Total assets                                                   $    631,575
                                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current portion of long-term debt                              $    651,546
     Accounts payable - related parties                                  219,480
     Notes payable - related parties                                   1,573,270
     Deferred revenue                                                    498,849
     Accounts payable                                                    720,711
     Other accrued liabilities                                           550,335
                                                                    ------------
     Total current liabilities                                         4,214,191
                                                                    ------------
Long term debt, less unamortized discount                                206,765
                                                                    ------------
Total liabilities                                                   $  4,420,956
                                                                    ------------
STOCKHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding                                                0
Common stock - $0.0001 par value; 50,000,000 shares authorized;
40,271,859 issued and outstanding                                          4,027
Additional paid in capital                                            17,218,433
Accumulated deficit                                                  (21,011,841)
                                                                    ------------
Total stockholders' deficit                                           (3,789,381)
                                                                    ------------
Total liabilities and stockholders' deficit                         $    631,575
                                                                    ============

                                   GWIN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             APRIL 30,                       APRIL 30,
                                                  ------------------------------  -----------------------------
                                                      2003             2002            2003            2002
                                                  -------------    -------------  -------------   -------------
Net revenue - services                             $  1,193,333    $  1,556,727    $  5,530,116    $  4,221,056
Revenues - advertising                                   70,000         128,611         203,334         309,002
                                                   ------------    ------------    ------------    ------------
     Total revenues                                $  1,263,333    $  1,685,338    $  5,733,450    $  4,530,058
                                                   ------------    ------------    ------------    ------------
 Handicapping fees                                       62,910          45,452         247,352         206,430

Handicapping fees - related party                        49,837          92,046         333,362         357,668
Advertising expense                                     122,058          89,428       2,324,765       2,081,537
Commissions                                             296,017         438,323       1,912,644       1,386,845
Salaries & wages                                        258,585         235,379         951,959         997,950
Professional fees                                       141,680         295,129         492,448         769,604
General and administrative                              213,905         323,268       1,170,963       1,021,272
Non-recurring charges                                    40,000          56,667          40,000       1,185,120
Depreciation expense                                     61,411          57,749         182,023         173,247
                                                   ------------    ------------    ------------    ------------
     Total operating expense                          1,246,403       1,633,441       7,655,516       8,179,673
                                                   ------------    ------------    ------------    ------------
     Operating income (loss)                       $     16,930    $     51,897    ($ 1,922,066)   ($ 3,649,615)
 Non-cash financing costs                                     0         (82,378)        (73,170)       (122,354)
 Interest  expense, including  amortization  of
 debt discount                                         (277,764)       (100,000)       (501,511)       (124,696)
 Other non-cash cost of financing                      (801,403)              0      (1,509,763)       (757,090)
 Interest expense - related parties                     (30,766)         (3,833)       (349,098)         (5,111)
                                                   ------------    ------------    ------------    ------------
      Net (loss)                                     (1,093,003)   ($   134,314)   ($ 4,355,608)   ($ 4,658,866)
                                                   ------------    ------------    ------------    ------------
Imputed non-cash  dividend on Series C Preferred
Preferred Stock                                      (1,412,857)              0      (1,798,572)              0
                                                   ------------    ------------    ------------    ------------
Net (loss) used in per share calculation           ($ 2,505,860)   ($   134,314)   ($ 6,154,180)   ($ 4,658,866)
                                                   ============    ============    ============    ============
Basic  and  diluted  (loss)  per share of common
stock                                              ($      0.10)   ($      0.01)   ($      0.26)   ($      0.23)
                                                   ============    ============    ============    ============
Basic and diluted weighted shares of common
stock outstanding                                    25,746,000      20,100,000      23,370,000      20,100,000
                                                   ============    ============    ============    ============

                                   GWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                  APRIL 30,
                                                                          ---------------------------
                                                                               2003           2002
                                                                          ------------    -----------
   CASH FLOWS - OPERATING ACTIVITIES:
   Net (loss)                                                              ($4,355,608)   ($4,658,866)
                                                                           -----------    -----------
     Adjustments to reconcile net (loss) to net cash used in operations:
       Depreciation                                                            182,023        173,247
       Services paid with warrants                                              45,000         38,333
       Services & settlements paid with common stock                           841,934        475,556
       Interest expense - issuance of convertible debt & penalty shares      1,582,933        879,444
       Interest expense - amortization                                         623,046         84,054
       Decrease (increase) in:
           Accounts receivable                                                   1,664       (190,326)
           Prepaid expenses                                                    120,534        (15,000)
           Other assets                                                        111,444       (329,594)
       Increase (decrease) in:
           Deferred revenue                                                    103,015        638,935
           Other current liabilities                                          (866,538)     1,225,363
                                                                           -----------    -----------
           Accounts Payable                                                   (128,473)       356,521
           Accounts Payable- Related Parties                                   134,480         85,000
     Total adjustments                                                       2,749,953      3,421,533
                                                                           -----------    -----------
Total cash (used in) operating activities                                   (1,605,655)    (1,237,333)
                                                                           -----------    -----------
CASH FLOWS - INVESTING ACTIVITIES:
   Purchase of fixed assets                                                    (24,454)             0
                                                                           -----------    -----------
   Total cash used in investing activities                                     (24,454)             0
                                                                           -----------    -----------
 CASH FLOWS-FINANCING ACTIVITIES;
   Proceeds from conversion of warrants &options                                     0          7,273
   Proceeds from issuance of long-term debt                                  1,165,026      1,186,000
   Payments on long-term debt & lease obligations                             (383,529)      (311,696)
   Proceeds from issuance of common stock                                      988,900        200,000
   Discount on long-term debt issued                                          (137,074)             0
                                                                           -----------    -----------
Total cash provided by financing activities                                  1,634,432      1,081,577
                                                                           -----------    -----------
Change in cash                                                                   4,323       (155,756)
Cash - beginning of the periods                                                324,786        475,376
                                                                           -----------    -----------
Cash - end of the periods                                                  $   319,620    $   329,109
                                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine-month periods ended April 30, 2003 and 2002, the Company paid $0 for taxes and $144,704 for interest and $0 for taxes and $52,701 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the nine months ended April 30, 2003 and 2002, the amounts were $756,934 in common stock and $85,000 in warrants and $235,556 in common stock and $240,000 in warrants, respectively.

                           GWIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

         GWIN, Inc. (the "Company") is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television, radio and the Internet.

         The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the first and the second quarter of the Company's fiscal year, and the remainder of the year.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the seven months ended July 31, 2002.The results of the three and nine months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year ending July 31, 2003.

         On May 23, 2002, the Company filed a Form 8-K to disclose an election by our Board of Directors to change the fiscal year of the Company from January 1 through December 31 in each year to August 1 through July 31 in each year.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, GlobalSports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         CHANGES IN CLASSIFICATION -During 2003, certain payroll taxes and health benefit costs related to the sales staff were recorded as a component of commission expense. These expenses were recorded as a component of salaries and wages during the year ended July 31,2002, and no adjustment has been made to the prior year amount.

         EARNINGS (LOSS) PER SHARE - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the nine months ended April 30, 2003 and 2002, the number of common stock equivalents excluded from the calculation were 27,860,327 and 14,281,245 respectively.

         STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.




         REVENUE RECOGNITION - Revenue from service agreements is recognized proratably over the term of the agreement.

         OPERATING COSTS & EXPENSES - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

         CONVERTIBLE DEBENTURES - In September 2002, we issued a convertible debenture for $25,000 which will convert to 50,000 shares of common stock with a warrant to purchase 50,000 shares of common stock at $1.25 per share. In January, 2003 we entered into an agreement with several accredited investors from Europe to purchase 10% convertible debentures for an aggregate face value of $190,026. In April, 2003 the Company reached an agreement with the European accredited investors to issue them 1,266,840 common shares in exchange for the 10% convertible debentures. In September, 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. The Anti-Dilution provisions on the combined $1,200,000 convertible debenture, provides that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will be 9,230,769. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $1,200,000 principal amount are reported as non-cash financing costs of $1,509,763 in the financial statements for the nine months ended April 30, 2003.

         CONVERTIBLE PREFERRED STOCK - In 2001, the Company sold 64,000 units consisting of one share of Series C Convertible Preferred stock and one warrant exercisable at $31.25 for an additional share of Series C stock for a price of $1,500,000. The base conversion rate was adjusted in the quarter ended October 31, 2001 and the resulting 50% imputed discount of $1,092,000 was charged to retained earnings (deficit) in a manner analogous to a dividend. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. The resulting 30% imputed discount of $318,714 was charged to retained earnings (deficit) in a manner analogous to a dividend. In April 2003 all of the Series C Convertible Preferred stockholders converted their shares to 10,000,000 Common shares. A dividend charge of $1,412,857 was recorded during the Quarter ended April 30, 2003 for the anti-dilution adjustment.


NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         The Company incurred a net loss of $4,355,608 for the nine months ended April 30, 2003 and has an accumulated deficit of $21,011,841 at April 30, 2003. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company believes that the existing financing is adequate for future requirements. The Company is in the process of raising up to $3,000,000 in additional equity, of which $1,050,000 has been raised as of April 30, 2003.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - COMMITMENTS

LEGAL MATTERS - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review of amounts accrued and consultation with counsel, believes it has meritorious defenses and considers that any additional liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.
          In March 2003 the Company renegotiated a payment schedule from a dispute with a former landlord regarding the former corporate headquarters for the Company. The Company agreed to make monthly payments of $15,000 until the settlement is paid in full. The balance as of April 30, 2003 is $337,805 and is accounted for as a component of accounts payable. The Company also issued 200,000 warrants to the leaseholder as a component of the settlement. The associated warrant costs of $63,236 were charged to non-cash cost of financing.

NOTE 5 - TAX EXPENSE

         The Company has not accrued Income Tax Expense for the period ended April 30, 2003 at its statutory rates due to unused net operating losses and acquired net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We provide sports handicapping information and analysis to sports bettors through direct marketing channels such as television infomercials, radio, the Internet and print media. The handicapping information that we currently provide includes commentary, analysis and picks from leading sports handicappers for professional and college football, professional and college basketball, and professional baseball.

         We generate revenue by selling the handicapping advice and analysis of our professional handicappers to customers that call the telephone numbers advertised on our weekly 30-minute television infomercial program called The Winning Edge("WinningEdge"), which during the 2003 football season aired nationally on Fox Sports Network owned television stations and other selected stations. We also advertised our services on the radio in various markets. We also sell our handicapping services on our Web site located at www.WinningEDGE.com. The Web site also provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site. The Company has assembled a seasoned sales staff and is concentrating on building our business using its existing client base while adding new clients through out the year. We plan on generating additional revenue through sales on our Web site and rental of our customer lists.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of April 30, 2003 and the unaudited statements of operations and cash flows for the three and nine months ended April 30, 2003 and 2002, and the related notes thereto as well as the audited financial statements of the Company included in the Company's annual report on Form 10-KSB for the seven months ended July 31, 2002 filed with the Securities and exchange Commission on October 28, 2002. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

         The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CRITICAL ACCOUNTING POLICIES

            In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, two areas of particular significant were identified. One of theses areas is the deferral estimate applied to revenues and the other area is the pricing of options and warrants issued by the Company. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contract pro-ratably over the estimated term of the underlying service contract.

In the past two years, we have issued substantial amounts of warrants and options to purchase common stock in connection with financing activities and as payment for services and other items. We record the cost attributable to those issuances on the basis of the Black-Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility.



COMPARISON OF NINE MONTHS ENDED APRIL 30, 2003 TO THE NINE MONTHS ENDED APRIL 30, 2002

REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased from $4,221,056 for the nine months ended April 30, 2002 to $5,530,116 for the same period in 2003, an increase of 31%. Revenues before changes in deferred revenue increased from $4,621,056 for the nine months ended April 30, 2002 to $5,998,116 for the same period in 2003 an increase of 29%. The increase is a direct result of building a larger client base from viewer-ship of the WinningEdge infomercial and repeat business from the existing client base. Revenues from advertising decreased from $309,002 for the nine months ended April 30, 2002 to $203,334 for the same period in 2003 , a decrease of 34%. We believes that while revenues from advertising will be lower for this fiscal year ending July 31, 2003 we expect them to increase for next fiscal year beginning August 1, 2003, as a direct result of the Company's client base and viewer-ship increasing, creating additional venues and products to offer our sponsors, including television, Radio, Web site, and List rentals.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $7,615,516 for the nine months ending April 30, 2003 and $6,994,553 for the same period in 2002, an increase of 9%. A detailed breakdown of those costs and expenses follows:

         Handicapping fees increased from $564,098 for the nine months ending April 30, 2002 to $580,714 for the same period in 2003 - an increase of 3%.
These fees are based upon revenues before changes in deferred revenue and the total amount in 2003 bears the appropriate relationship to revenues and our agreements with our handicappers.

         Advertising Expenses, including production costs, increased from $2,081,537 for the nine months ended April 30, 2002 to $2,324,765 for the same period in 2003. This 12% increase is a direct result of purchasing additional media time including time on PAX TV, which will not be purchased in the coming year. Virtually all of our advertising expense is incurred from September to December, during the football season and early part of the basketball season.

         Commission Expense increased from $1,386,845 for the nine months ended April 30, 2002 to $1,912,644 for the same period in 2003, an increase of 38%.The 2003 number includes payroll taxes and health related benefits for the sales staff which were not included in the 2002 commission expense. Like handicapping fees, commissions are based upon revenues before changes in deferred revenue and this increase is consistent with that activity.

         Salaries and Wages decreased from $997,950 for the nine months ended April 30, 2002 to $951,959 for the same period in 2003, a decrease of 5%. The Company has adequate staffing for running the operations, has stabilized the number of salaried employees, and does not currently plan any significant additions to staff.

         Professional Fees decreased from $769,604 for the nine months ended April 30, 2003 2002 to $492,448 for the same period in 2003 a 36% reduction. The amount for 2002 was greater because of compliance activities undertaken by our attorneys and accountants as result of the reverse merger completed in July 2001 as well as fees associated with investment capital raised in the six months ended January 31, 2002.

         General and Administrative Expenses increased from $1,021,272 for the nine months ended April 30, 2002 to $1,170,963 for the same period in 2003 an increase of 15%. This includes telephone charges and credit card fees on sales revenue. These two major expenses vary directly with sales activity and these increases are consistent with the increase in revenues.

         The non-recurring charge in 2002 of $1,185,120 represents costs associated with a planned share exchange transaction that we rescinded in 2001. Final settlement of that rescission was completed on September 26, 2002.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2003 TO THREE MONTHS ENDED APRIL 30, 2002

REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) decreased from $1,556,727 for the three months ended April 30, 2002 to $1,193,333 for the same period in 2003, a decrease of 23%. Revenues before changes in deferred revenue decreased from $1,952,727 for the three months ended April 30,2002 to $1,662,182 for the same period in 2003, a decrease of 15%. Revenues from advertising decreased from $128,611 for the three months ended April 30, 2002 to $70,000 for the same period in 2003. The quarterly sports handicapping revenues were negatively impacted by the war in Iraq disrupting the gaming and television viewer habits of the our target market.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $1,206,403 for the three months ended April 30, 2003 and $1,576,774 for the same period in 2002, a decrease of 23%. A detailed breakdown of those costs and expenses follows:

         Handicapping fees decreased from $137,498 for the three months ended April 30, 2002 to $112,747 for the same period in 2003 a 18% decrease. These fees are based upon revenues before changes in deferred revenue and the total amount in 2003 bears the appropriate relationship to revenues and our agreements with our handicappers. The year to year decrease occurred due to certain favorable changes made in the Company's agreements with its handicappers.

         Advertising Expenses increased from $89,428 for the three months ended April 30, 2002 to $122,058 for the same period in 2003 a 36% increase. The numbers reflect increased costs for radio and Internet advertising and production.

         Salaries and Wages increased from $235,379 for the three months ended April 30, 2002 to $258,585 for the same period in 2003, an increase of 10%. This increase is primarily due to the addition of a Marketing Manager.

         Commission Expense decreased from $438,323 for the three months ended April 30, 2002 to $296,017 in 2003, a decrease of 32%. This decrease is primarily due to the associated reduction in sales and to performance bonuses paid in 2002 to sales representatives.

         Professional Fees decreased from $295,129 in 2002 to $141,680 for the same period in 2003 a 52% decrease. The amount for 2002 was greater because of compliance activities undertaken by the our attorneys and accountants as result of the reverse merger completed in July 2001 and fees associated with investment capital raised in the six months ended January 31, 2002.

         General and Administrative Expenses decreased from $323,268 for the three months ended April 30, 2002 to $213,905 for the same period in 2003, a decrease of 34%. This includes telephone charges and credit card fees on sales revenue. These two major expenses vary directly with sales activity and these increases are consistent with the increase in revenues.



SEASONALITY

         Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the second and third calendar quarters and higher net sales in the first and fourth calendar quarters. This fiscal quarter, along with the seasonality, management believes that the war in Iraq disrupted normal gaming and viewing habits especially during the college basketball finals, the television viewer-ship numbers watching the college playoffs were down significantly as viewers were tuned into CNN type news coverage of the war which negatively impacted our revenues. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.



                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition, the risks and uncertainties concerning the availability of additional capital as and when required, the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.



 ITEM 3.   INTERNAL CONTROLS

         The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within  90 days  prior  to the  date of this  report  the  ("Evaluation
Date"), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

         There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.



         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 26, 2002, we executed a settlement agreement with an officer and shareholder of TurfClub.com and the rescission of that proposed merger is now complete.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the nine months ended April 30, 2003, we sold and issued the following unregistered securities:

COMMON STOCK

         During the three months ended April 30, 2003, we issued 18,090,122 shares of Common Stock. Included in this amount is 10,000,000 shares issued to the holders of the Series C Preferred Stock for the redemption of 64,000 shares of Series C Preferred Stock. 7,000,000 shares of Common Stock were issued as part of equity offerings. Included in the 7,000,000 shares is the conversion of the $190,000 convertible debt into 1,266,840 shares of Common Stock. The Company issued 1,090,122 shares of Common Stock as payment for services, legal settlements and penalty shares. The Company issued 700,000 warrants to the investment firm handling the equity placement and issued 650,000 warrants in legal settlements.

         The Company issued 3,000,000 options under the equity incentive plan filed in a Form SB-2 Registration Statement filed on February 25,2003. Included in this amount the Company has allocated 1,500,000 options to Newmarket Investments, plc ("Newmarket") and 1,500,000 to Wayne Root, both Mr. Root and Simon Hayes of Newmarket are directors of the Company. As of April 30, 2003 the options have not been issued.



CONVERTIBLE DEBENTURES

         In September, 2002, we issued a convertible debenture for $25,000 which will convert to 50,000 shares of common stock with a warrant to purchase 50,000 shares of common stock at $1.25 per share. In January, 2003, we entered into an agreement with several accredited investors from Europe to purchase 10% convertible debentures for an aggregate face value of $190,026. In April, 2003 the Company reached an agreement with the European accredited investors to issue them 1,266,840 shares of common stock in exchange for the 10% convertible debentures. In September, 2002, we entered into an agreement with Newmarket, an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. The Anti-Dilution provisions on the combined $1,200,000 convertible debenture, provides that 5,802,199 additional shares of common stock be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will total 9,230,769. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $1,200,000 principal amount are reported as non-cash financing costs of $1,509,763 in the financial statements for the nine months ended April 30, 2003.

         The agreement with Newmarket also provided that Newmarket provide a standby credit facility for $250,000. Advances under this facility are due and payable on March 31, 2003 and bear interest at 13% per annum. During the nine months ended April 30, 2003, the Company had received advances under this facility aggregating $250,000.The Company is in default as of April 30 2003, and is currently negotiating an extension of the note.



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

         The Company has received majority shareholder approval to increase the Authorized common shares from 50,000,000 to 100,000,000 and is filing a 14-C with the SEC under a definitive information statement.

Item 6.  Exhibits and Reports on Form 8-K.

         (A) EXHIBITS.

                  EXHIBIT NO.       DESCRIPTION

                  99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (B) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  GWIN, Inc.
                                  (Registrant)

Dated: June 13, 2003                 By: /s/ Jeffrey Johnson
                                        -----------------------
                                        Jeffrey Johnson
                                        Chief Financial Officer

Dated: June 13, 2003                 By: /s/ Wayne Allyn Root
                                         ----------------------
                                          Wayne Allyn Root
                                          Chairman and Chief Executive Officer

EXHIBIT 99.1


                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GWIN, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Johnson Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       BY: /s/JEFFREY JOHNSON
                                       -----------------------------------
                                       CHIEF FINANCIAL OFFICER

In connection with the Quarterly Report of GWIN, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Allyn Root, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       BY:/s/ WAYNE ALLYN ROOT
                                       ----------------------------------------
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                       JUNE 13, 2003

                           CERTIFICATIONS PURSUANT TO

                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO

                I. SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of GWIN, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Johnson, Chief Financial Officer (the "Officer"), certifies, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1) The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4) The Officer:

                  (a)  Is   responsible   for   establishing   and   maintaining
         "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Has designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to him, particularly during the period in which the periodic Report is being prepared.

                  (c)  Has   evaluated  the   effectiveness   of  the  Company's
         disclosure controls and procedures within 90 days prior to the filing date of the Report (the "Evaluation Date").

                  (d) Has presented in the Report his conclusions about the effectiveness of the disclosure controls and procedures based on the Officer's evaluation as of the Evaluation Date.

         (5) The Officer has disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer has indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  June 13, 2003                       By: /s/ Jeffrey Johnson
                                               -------------------------------
                                                Jeffrey Johnson
                                                Chief Financial Officer

         In connection with the Quarterly Report of GWIN, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Allyn Root, the Company's Chairman and Chief Executive Officer (the "Officer"), certifies, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1) The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4) The Officer:

                  (a)  Is   responsible   for   establishing   and   maintaining
         "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Has designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to him, particularly during the period in which the periodic Report is being prepared.

                  (c)  Has   evaluated  the   effectiveness   of  the  Company's
         disclosure controls and procedures within 90 days prior to the filing date of the Report (the "Evaluation Date").

                  (d) Has presented in the Report his conclusions about the effectiveness of the disclosure controls and procedures based on the Officer's evaluation as of the Evaluation Date.

         (5) The Officer has disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer has indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  June 13, 2003                 By: /s/ Wayne Allyn Root
                                         -------------------------------
                                          Wayne Allyn Root
                                          Chairman and Chief Executive Officer