Form 10KSB
period 2003-07-31
GWIN INC
filed 2003-11-10
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal period ended July 31, 2003

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

                         Common Stock, $.0001 Par Value
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 01, 2003 was approximately $5,660,524based upon the closing price per share of the Common Stock of $ 0.30 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of October 01, 2003:

Common Stock, $.0001 Par Value - 52,375,492 shares

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

Item 7.  Financial Statements ............................................. F-1

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

Item 11. Security Ownership of Certain Beneficial Owners and Management......10

Item 12. Certain Relationships and Related Transactions .....................12

Item 13. Exhibits, Lists and Reports on Form 8-K ............................13

SIGNATURES ..................................................................14

Exhibit Index

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

OVERVIEW

GWIN, Inc (the "Company") is headquartered in Las Vegas, Nevada. The Company provides sports handicapping analysis and advice to sports bettors worldwide through our wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE provides professional handicapping advice on professional football games played by the National Football League, professional basketball games played by the National Basketball Association, college football and basketball games, professional major-league baseball, hockey, NASCAR, and golf via television, radio and the internet.

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

         o we amended our certificate of incorporation to (a) effect a one-for-four reverse stock split of our common stock; (b) change our name to Global Sports & Entertainment, Inc.; and
                  (c) increase our authorized capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock;

         o we issued an additional 14,845,241 shares of our common stock to the stockholders of the acquired company, after giving effect to the conversion of our Series B preferred stock and the one-for-four reverse split of our common stock;

         o we issued options and warrants to purchase a total of 4,570,121 shares of our common stock to replace options and warrants held by the stockholders of the acquired company; and

         o we raised $1,500,000 in a private placement sale of 64,000 shares of our Series C convertible preferred stock and warrants to purchase an additional 64,000 shares of Series C Convertible Preferred Stock. In April 2003 all of the holders of the Series C Convertible Preferred Stock converted their shares into 10,000,000 shares of Common Stock. The Warrants were exchanged for new warrants to purchase shares of common stock. Each Warrant entitles the holder to purchase 31.25 shares of common stock at a price of $1.00 per share.

Effective August 22, 2002, we changed our name to GWIN, Inc. in order to avoid both consumer confusion and potential and actual litigation with another Delaware company with a similar name, Global Sports, Inc. The Board of Directors approved a change in our Fiscal Year from a calendar year to one beginning August 1 and ending July 31. That change was effective July 31, 2002.

During August 2001 and October 2002, the Company raised a total of $1,200,000 in convertible debt in a private placement with Newmarket plc. The debt carries a 5% interest rate and is now convertible into 9,230,769 shares of the Company's common stock and warrants to purchase 3,000,000 common shares at $0.13 per share. As part of the transaction with Newmarket plc, the Company issued to Newmarket options to purchase 1,500,000 common shares at $0.50 per share.

Effective on June 10, 2003, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000.


During October 2002, the Company entered into an agreement with Falcon Capital pursuant to which Falcon Capital was to raise up to $3,000,000 by selling 20,000,000 shares of the Company's common stock in a private placement. The total raised as of July 31, 2003 was $2,470,899.

The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons (concentrated in the first and second fiscal quarters) and the remainder of the year (the third and fourth fiscal quarters).

THE GAMING AND SPORTS HANDICAPPING MARKET

Our services are intended to assist fans of the games and teams we cover in analyzing the prospects for their favored teams throughout the season, and for sports bettors who wish to use our analysis in determining their wagers on specific teams and/or games. We believe that our handicappers have superior experience, knowledge and/or skill and purchasing our handicappers' analysis and advice allows our customers to increase their odds of winning.

We believe that there is a market for our sports handicapping information and analysis wherever there is a market for sports wagering and that the size of the market for our sports handicapping information and analysis is directly related to the market for sports wagering. In the United States, wagering on sporting events, other than pari-mutuel betting, is currently legal only in the State of Nevada. According to a 1999 report by the National Gambling Impact Study Commission, sports wagering reached $2.3 billion in Nevada's sports books in 1998. Estimates of the scope of other sports betting in the United States range from $80 billion to $380 billion annually. We believe that the proliferation of cable and satellite television, which has increased the viewing access to sporting events worldwide, has also increased viewers' interest in sports betting.

OUR BUSINESS MODEL

Our business model is centered around the handicappers featured on the Company's television show "Wayne Allyn Root's Winning EDGE" ("WinningEDGE"). The show is anchored by Mr. Wayne Allyn Root, our Chairman and Chief Executive Officer. Mr. Root has been employed in the handicapping industry for the past 15 years. Prior to founding the Company, Mr. Root was a leading revenue generator for National Sports Service, a competitor of our Company and an industry leader for the past 25 years. Joining Mr. Root on the show are his hand selected experts in the sports handicapping field, including Mr. Alec McMordie who has won 30 national handicapping championships over the past nine years, Mr. Larry Ness, also a handicapping champion and Mr. Randy White, a former NFL player and a member of the NFL Hall of Fame. Last year Mr. White was the Number 1 NFL handicapper according to the Oklahoma Sports Monitoring service. Mr. Chet Coppeck an Emmy winning sports talk show host and sports handicapper is also on the show. The celebrity of our handicappers allows us to attract highly qualified account representatives to our Company. These account representatives are then able to convert incoming telephone leads into completed sales, as described further below.

MARKETING AND SALES

We generate revenue from the direct sale of our handicapping advice. Interest in our service is derived primarily from three different sources in addition to word-of-mouth and repeat customers: television, radio, and the Internet. The Company's primary promotional vehicle is the WinningEDGE program. This lively, 30-minute, professionally produced television infomercial is broadcast nationally on Saturday mornings throughout the football season, generally September through December. The WinningEDGE airs on all the owned and operated Fox Sports Net stations nationwide as well as on Comcast Sports Net Mid-Atlantic, Comcast Sports Net Philadelphia, Empire Sports, WCIU Chicago, and Fox World, reaching approximately 60,000,000 households. The show stars and is hosted by Mr. Root and showcases our team of professional handicappers. In addition to the television show the Company also produces a radio show by the same name, "Wayne Allyn Root's WinningEDGE". The hour long radio show is also hosted by Mr. Root and stars most of the same cast of handicappers as the television show. The show airs on a number of radio stations in local markets including what we consider to be our flagship stations: XTRA in Los Angeles and San Diego, ESPN radio in Las Vegas, ESPN radio in Miami, and ESPN radio in Los Angeles. Like the television show, the radio program provides analysis of upcoming games and promotes the various handicappers services.

We  also  sell  our   handicapping   analysis,   or   "picks,"  on  our  website
www.WinningEDGE.com, and develop customer interest through other television, radio and print advertisements. Our primary service is the handicapping analysis and advice of our professional handicappers. This may be sold as one pick from one handicapper for one game, or a series of picks for a series of games played in one sport, a series of events in one season, a series of different events for different sports during a season, or a series of picks from different handicappers for one or many games in one or many sports. The cost varies based on the event, the sport, the number of picks and the handicapper.

Once a potential customer has decided to purchase our picks, the customer calls a toll-free number listed on our website or displayed on our programs or in our advertising. Unique telephone numbers are assigned to each of our handicappers and to each advertising source, to assist us with identifying which promotional sources generate the highest revenue. An experienced account representative receives the call, and offers the customer various picks, which the customer can purchase individually or in packages, such as a series of games, sports, or an entire season. Our representatives encourage package sales, which generate higher revenues. Once the customer has selected the individual pick or package, the customer pays us for the services via credit card, check, or cash. Most sales are completed using a credit card. Upon verified receipt of payment the customer then receives the selected pick(s) or package(s).

During the football and basketball seasons, which combined, extend from September to March, we maintain a staff of approximately 60 experienced sales representatives at our two telemarketing centers located in Las Vegas, Nevada, and in upstate New York. During the football season, our weekly television and radio infomercials generate significant consumer interest in our handicapping information, and a large portion of our revenues is generated by inbound calls that our account representatives convert into sales. Each unique inbound call, whether or not converted to an immediate sale, is added to our database of potential customers. Outside of football season, when we do not air regular weekly television infomercials, our account representatives rely more heavily on contacts within our caller database to sell handicapping information for other sporting events, such as professional and college basketball and major league baseball.

Our account representatives have a comprehensive knowledge of sports and the business of sports betting, although they themselves do not conduct any of the handicapping analysis. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. We believe that our sales force is among the most experienced and professional in our industry. The customer can chose to receive the picks via a telephone recorded message with the use of a pin number, via email or directly from his account representative. Our account representatives, also referred to as sales representatives, are compensated on a commission basis, with total commissions averaging approximately 25% of our gross sales. In addition, sales managers may also receive a small percentage (1-2%) of gross sales achieved by their sales representatives in excess of predetermined sales targets. We sell the analysis and picks of our professional handicappers in a variety of packages and at various prices. Our prices vary by handicapper and by the packages and picks offered by each handicapper, with higher prices for the picks considered by our handicappers to have better odds of beating the spread for a particular game.

Customers may also purchase picks directly from our website, without interaction with account representatives. Visitors to this site can purchase both unique packages of picks offered only on our website as well as many of the picks of our sports handicappers in the same packages and for the same prices as if they had called our sales office.

OUR STRATEGY

Our goal is to become the leading provider of sports handicapping information and advice in the United States and the World. Our strategy includes the following key elements:

Expand our Business to Cover Additional Sports and Services and New Geographic Markets. We currently provide handicapping analysis and advice primarily for football, basketball and baseball in the United States. We have also begun to cover minor U.S. betting sports such as NASCAR and golf. Our overall goal is to form strategic alliances to expand our services globally to cover soccer, cricket, rugby and other heavily wagered sports in Europe and Asia, where wagering on sporting events is widespread.

Establish a Global Brand Name. We plan to vigorously promote our handicappers and the WinningEDGE brand name and related website. In the Fall of 2003, the Company started airing a weekly pay per view expanded version of Winning EDGE television program called "Wayne Allyn Root's UltimateEDGE", that airs nationwide on the iNDemand and TVN. We believe that by hiring only the most insightful handicappers in each field that we enter, and paying close attention to customer service, we can continue to grow a satisfied and loyal customer base and establish our brands as the leading handicapping services in the world.

Build Strategic Alliances with Key Business Partners. We intend to continue developing strategic relationships with leading sports information and sports wagering providers and pay per view cable and satellite providers. We believe that we can enhance our brand recognition through advertising and co-marketing arrangements with leading television, radio and Internet sports information and entertainment providers.

Expand Advertising Sales. In addition to the sale of handicapping analysis and advice, we also generate revenues by the sale of advertising exposure on all of our media properties: television, radio, and the Internet. We intend to continue to increase these revenues by selling additional sponsorship and advertising opportunities. Our advertising revenue has grown significantly during the current year. Going into the fiscal year ending July 31, 2004, signed commitments with deposits from advertisers are up 300% over last year.

COMPETITION

We face competition from numerous operations that sell sports handicapping information through television infomercials, print media, direct mail, the Internet, and telemarketing. While we believe that we feature the leading handicappers in the country, some of our competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and larger user and membership bases.

Our industry is characterized by a large number of privately held, small companies and sole proprietorships, and information regarding capitalization, revenues and market share of these companies is not available. We are unaware of any independent reporting service which may supply information of this nature regarding businesses operating in our industry. We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. National Sports Service has been well known in the industry for the past 25 years. Other major competitors include vegasinsider.com, a well-known provider of sports gaming information, and formerly a subsidiary of Sportsline.com, which is a leading online sports information site.

Our primary method of competing with these businesses is employing handicappers who are well-known and have an established reputation and success rate, as well as the promotion of our brand name and services and the successful use of our proprietary database of actual and potential customers.

INTELLECTUAL PROPERTY

We regard the professional reputations of our expert handicappers, and the methodologies they employ, as important to our ability to maintain and grow our business. We generally enter into sports personality agreements with our handicappers to obtain rights to use their name, likeness and services in connection with our business. The enforceability of these agreements may be limited in some jurisdictions and, without additional employment agreements, we cannot prevent our handicappers from terminating their relationships with us.

We have acquired the registered trademark, "The WinningEdge". We also own the Internet domain name www.WinningEDGE.com www.TheWinningedge.com as well as over a dozen other domain names that are pertinent to our business and industry. We believe that our trade names and other proprietary rights are important to our brand-building efforts and our marketing concept. However, we may not be able to enforce our intellectual property rights, which may cause us to pay significant costs due to litigation, and, if unsuccessful, may result in a reduction in our ability to remain competitive in our industry.

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

All 50 states currently have statutes or regulations restricting or prohibiting gaming activities. In most states it is illegal for anyone either to accept or make a wager, although there are exceptions that vary by state, such as exceptions for pari-mutuel betting in many states. The Federal Interstate Wire Act contains provisions that make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws also impact gaming activities and further legislation is being considered in Congress and individual states. However, none of these regulations currently affects or applies directly to our business and operations, and we are not aware of any legislation which applies directly to our business becoming effective in the immediate future.

EMPLOYEES

We have 16 full-time employees (including one of our four handicappers) and four part-time employees. Three of our handicappers are under sports personality agreements, each of which is automatically renewable annually. The fourth, Mr. Root, is a full-time employee and serves as the Chief Executive Officer of the Company. Mr. Root has entered into an employment agreement with the Company, which expires August 31, 2005. We have also entered into an employment agreement with Douglas R. Miller, President which expires December 31, 2004. In addition, we have approximately 60 commission-based telemarketing sales representatives in our Las Vegas and New York sales offices during the peak football and basketball seasons. Our employees are not represented by any collective bargaining agreement and we have never had a work stoppage. We believe our employee relations are good.

CUSTOMERS

None of our customers comprises more than 5% of our revenues.

ITEM 2. DESCRIPTION OF PROPERTIES

We currently lease approximately 7,536 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2007, with an option to extend the term of the lease for an additional three years. Our lease for our Las Vegas facility requires monthly base rental payments of $9,520. We also lease approximately 1,250 square feet for our sales office in New York under a lease that expires on November 30, 2003. Our lease for our New York facility requires monthly base rental payments of $1,900.

ITEM 3. LEGAL PROCEEDINGS

At July 31, 2003 the company did not have any ongoing litigation.

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

In exchange for our issuance of a warrant for 450,000 shares of common stock, exercisable at $0.50 and expiring on December 31, 2007, 166,650 shares of common stock, and $90,000 in cash to Mr. Muehlbauer, $ 15,000 of which was paid on October 16, 2002, and the remaining $75,000 payable in increments of $5,000 per month for the next 15 months, the litigation has been terminated and the TurfClub transaction has been formally ended. As substantially all the remaining shareholders of TurfClub had previously entered into settlement agreements with us regarding this transaction, we are no longer under any obligation to complete the merger with TurfClub.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

Effective on June 10, 2003, shareholders holding more than a majority of the shares outstanding executed a written consent without holding a special shareholder meeting, and in such consent they adopted a resolution amending the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 50 million to 100 million.

A total of 20,559,731 shares (51.05% of the total outstanding) consented to the resolution. An Information Statement regarding this action was mailed to the Company's shareholders on or about July 25, 2003.





                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol "GWNI" since September 6,2002. From September 7, 2001 to September 5, 2002, our common stock traded on the OTC Bulletin Board under the symbol "GWIN". From August 28, 2001 to September 6, 2001, our common stock traded on the OTC Bulletin Board under the symbol "GSPE" and prior to August 28, 2001 our common stock traded on the OTC Bulletin Board under the symbol "IMSO." The following table shows the high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the Over the Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                        HIGH     LOW
Fiscal Year ended July 31, 2003
Fourth Quarter ....................   $    .41    .21
Third Quarter .....................   $    .40    .13
Second Quarter ....................   $    .45    .16
First Quarter .....................   $    .54    .29

Seven months ended July 31, 2002
Month of July .....................   $    .74    .42
Second Quarter ....................   $    .90    .47
First Quarter .....................   $    .86    .60

Fiscal Year ended December 31, 2001
Fourth Quarter ....................   $   1.03    .51
Third Quarter .....................   $   1.60   1.00
Second Quarter ....................   $    .27    .05
First Quarter .....................   $    .08    .06



We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 1, 2003 the closing price of our common stock, as reported on the Over the Counter Bulletin Board, was $0.30. There were approximately 575 holders of record of the Company's common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended July 31, 2003, we sold the following securities that were not registered under the Securities Act of 1933, as amended:

During the three month period we sold 9,483,633 shares of common stock at a price of $.15 per share to 15 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares are being sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount of the shares sold. We also issued warrants to the investment banker to purchase 948,363 shares of common stock in reliance on
Section 4(2) of the Securities Act.

During the three month period, we issued 2,100,000 restricted shares of common stock to Wayne Allyn Root, our CEO, pursuant to his new employment agreement dated July 31, 2003. The shares vest at the rate of 700,000 shares per year with the first 700,000 shares vesting immediately. These shares were issued pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificate.

We issued 100,000 restricted shares to Newmarket Investment PLC as consideration for the extension of its standby credit facility. We also issued a total of 20,000 restricted shares to two persons as payment for consulting services, and we issued 300,000 restricted shares to an employee as a longevity bonus. In addition, we issued 100,000 restricted shares to our Netherlands investment banking firm as a performance bonus for the shares it sold in the Regulation S offering referred to above. All of these shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The appropriate restrictive legend was placed on all of the certificates.

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

RESULTS OF OPERATIONS
Comparison of the year ended July 31, 2003 to the seven month period ended July 31,2002 and year ended December 31, 2001

Our business is highly seasonal and the seven months ended July 31, 2002 exclude virtually all of the college and professional football season. This has historically been the period in which a substantial part of annual revenues are generated. Comparisons of twelve month periods to the seven months ended July 31, may not be effective.

Our net loss for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $7,141,561, $2,075,443 and
$5,527,352, respectively. The net loss used in loss per share calculation in 2003 and 2001 were further increased by an imputed non-cash dividend on our Series C Preferred Shares of $1,798,571 in 2003 and $1,092,000 in 2001. The net loss used in the per share calculations for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $8,940,132, $2,075,443 and $6,619,352, respectively.

Revenue from sales of sports handicapping information and analysis for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $$5,720,582, $2,765,233 and $3,083,314 respectively. Revenue from advertising agreements for these same periods was $206,334, $261,998 and $157,168 respectively. This increase in revenue is a result of the continued effective marketing efforts and repeat business..

Handicappers' fees for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $654,425, $264,257 and $424,002, respectively. These changes are in line with the changes in revenue from sales of sports handicapping information.

Advertising expenses for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $2,342,432, $194,755 and $2,160,245, respectively. The seven months ended July 31, 2002 were very low because the bulk of our advertising comes during the football season (September to December). The 2003 year is only slightly higher than the 2001 year, even though revenues are up significantly, because the Company is becoming more effective in its use of advertising.

Professional fees for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $532,354, $868,148 and $556,201, respectively. These fees were especially high in the seven month period ended July 31, 2002 because of fees paid in connection with efforts to raise investment capital and the process of settling all of the ongoing litigation.

General and administrative expenses for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $1,624,464, $864,629 and $1,238,880 respectively. These increases are as a result of the growth of the Company's revenues offset by cost containment efforts undertaken in the 4th quarter of the 2003 fiscal year.

The non-recurring charge of $40,000 for the year ended July 31, 2003, $608,525 for the seven month period ended July 31, 2002 and $866,453 for the year ended December 31, 2001 represent costs associated with a planned share exchange transaction. This share exchange transaction was rescinded and agreement was reached for payments of $90,000 and issuance of shares and warrants in exchange for mutual releases from further claims in connection with this transaction. We provided approximately $1,153,000 for the costs of these settlements.

The operating loss for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $2,501,866, $1,371,117 and $4,637,370, respectively. This decrease is primarily attributable to an increase in total revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of July 31, 2003, was $3,240,157. Of that amount, approximately $515,000 represents revenues from sales which will not be recognized until after July 31, 2003. Since July 31, 2002, we have raised approximately $2,400,000 from investors.

We believe that this additional financing and cash flow from operations will be sufficient to fund foreseeable operating requirements.

SEASONALITY

Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for handicapping analysis of these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of our fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
GWIN, Inc.

We have audited the accompanying consolidated balance sheet of GWIN, Inc. and subsidiary at July 31, 2003, and the related consolidated statements of operations, cash flows and stockholders' deficit for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects the consolidated financial position of GWIN, Inc. and subsidiary as of July 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced losses from operations, working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
November 6, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of GWIN, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the seven month period ended July 31, 2002 and the twelve months ended December 31, 2001of GWIN, Inc. (formerly Global Sports & Entertainment, Inc.), and subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements of operations, stockholders' deficit, and cash flows referred to above present fairly, in all material respects, the results of their operations and their cash flows for the seven month period ended July 31, 2002 and the twelve months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated statements of operations, stockholders' deficit, and cash flows referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a loss from operations, has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 MOORE STEPHENS, P.C.
                                 Certified Public Accountants.


Cranford, New Jersey
October 11, 2002

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   GWIN, Inc.
                           Consolidated Balance Sheet
                                  July 31, 2003


                                     Assets

Current assets:
 Cash                                                                             $    420,814
 Accounts receivable                                                                    37,473
 Prepaid expenses                                                                       25,347
                                                                                  ------------
  Total current assets                                                                 483,634

 Property & equipment (net)                                                             33,718
 Equipment held under capital lease (net)                                               23,191
 Deposits & other assets                                                               147,617
                                                                                  ------------
  Total assets                                                                    $    688,160
                                                                                  ============

                          Liabilities and Stockholders' Deficit
Current liabilities:
 Current portion of long term debt                                                $    577,664
 Deferred revenue                                                                      515,427
 Accounts payable                                                                      592,582
 Notes & accounts payable - related parties                                          1,909,416
 Other current liabilities                                                             128,702
                                                                                  ------------
  Total current liabilities                                                          3,723,791

  Long term debt, less unamortized discount                                            216,053
                                                                                  ------------
  Total liabilities                                                                  3,939,844
Stockholders' deficit:
 Convertible preferred stock (Par value $0.0001 per share; 5,000,000 shares                  0
         authorized; -0- shares issued and outstanding)
 Common stock (Par value $0.0001 per share; 100,000,000 shares authorized;               5,238
         52,375,492 shares issued and outstanding)
 Additional paid in capital                                                         20,540,872
 Accumulated deficit                                                               (23,797,794)
                                                                                  ------------
  Total stockholders' deficit                                                       (3,251,684)

                                                                                  ------------
  Total liabilities and stockholders' deficit                                     $    688,160
                                                                                  ============

                                  GWIN, Inc.
                     Consolidated Statements of Operations

                                                                                              Seven Months        Year Ended
                                                                           Year Ended            ended            December 31,
                                                                         July 31, 2003       July 31, 2002            2001
                                                                         -------------       -------------        ------------
Net revenue - services                                                      $5,720,582          $2,765,232          $3,083,314
Revenues - advertising                                                         206,334             261,998             157,168
                                                                          ------------        ------------        ------------
                                Total revenues                               5,926,916           3,027,230           3,240,482
                                                                          ------------        ------------        ------------

Handicapping fees                                                              304,425             103,518             196,847
Handicapping fees -related party                                               350,000             160,739             227,155
Advertising expense                                                          2,342,432             194,755           2,160,245
Compensation                                                                 3,009,837           1,463,067           2,024,074
Professional fees                                                              532,354             868,148             556,201
General and administrative                                                   1,624,464             864,629           1,238,880
Bad debt expense - TurfClub                                                          0                   0             377,000
Non-recurring charge                                                            40,000             608,525             866,453
Depreciation expense                                                           225,270             134,966             230,997
                                                                          ------------        ------------        ------------
                                                                             8,428,782           4,398,347           7,877,852
                                                                          ------------        ------------        ------------
                                  Operating loss                            (2,501,866)         (1,371,117)         (4,637,370)
Non-cash financing costs - penalty shares - employment agreement              (775,212)                  0
Interest expense, including amortization of debt discount                     (636,999)           (459,008)           (887,659)
Other non-cash cost of financing                                            (2,701,676)           (236,329)                  0
Interest expense - related party                                              (525,808)             (8,989)             (2,323)
                                                                          ------------        ------------        ------------
 (Loss) before income taxes                                                 (7,141,561)         (2,075,443)         (5,527,352)
 Income tax                                                                          0                   0                   0
                                                                          ------------        ------------        ------------
  Net (loss)                                                                (7,141,561)         (2,075,443)         (5,527,352)
Imputed non-cash dividend on Series C Preferred Stock                       (1,798,571)                  0          (1,092,000)
                                                                          ------------        ------------        ------------
  Net (loss) used in per share calculation                                 ($8,940,132)        ($2,075,443)        ($6,619,352)
                                                                          ============        ============        ============

              Basic and diluted (loss) per share of common stock:
 Net (loss) per share                                                           ($0.31)             ($0.10)             ($0.35)
                                                                          ============        ============        ============

Basic and diluted weighted average number of shares of common stock
outstanding                                                                 28,444,000          20,240,472          18,801,491
                                                                          ============        ============        ============

                                  GWIN, Inc.
                     Consolidated Statements of Cash Flows

                                                                                                     Seven Months      Year Ended
                                                                                    Year Ended          ended         December 31,
                                                                                   July 31, 2003     July 31, 2002        2001
                                                                                   -------------     -------------    -----------
Cash flows - operating activities:
Net (loss)                                                                          ($7,141,561)     ($2,075,445)     ($5,527,352)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
 Depreciation                                                                           225,269          134,966          230,997
 Services paid with warrants                                                          1,293,444          390,492           18,333
 Services and settlements paid with common stock                                      1,124,616          969,130          190,000
 Interest expense - issuance of convertible debt & penalty shares                       329,558          127,203          757,090
 Interest expense - issuance of convertible debt (warrants portion)                           0          276,922           71,995
 Interest expense - amortization of debt discount                                       819,373                0                0
 Effect of redemption of preferred stock                                              1,381,625                0                0
Decrease (increase) in:
 Accounts receivable                                                                    (27,464)          93,697         (103,706)
 Prepaid expenses                                                                       110,187         (135,534)               0
 Other assets                                                                           204,131          (28,857)        (136,225)
Increase (decrease) in:
  Deferred revenue                                                                      119,593         (427,091)         463,935
  Accounts payable                                                                     (256,602)         120,131          206,495
  Accounts payable - related parties                                                    223,847                0           85,000
      Other current liabilities                                                      (1,215,001)         (41,778)       1,371,573

                                                                                    -----------      -----------      -----------
 Total adjustments                                                                    4,332,576        1,479,281        3,155,487
                                                                                    -----------      -----------      -----------
 Net cash used in operating activities                                               (2,808,985)        (596,164)      (2,371,865)
                                                                                    -----------      -----------      -----------

                      Cash flows - investing activities:
Cash acquired in merger                                                                       0                0            5,964
Purchase of fixed assets                                                                (40,792)         (14,818)               0

                                                                                    -----------      -----------      -----------
 Net cash provided by (used) in investing activities                                    (40,792)         (14,818)           5,964
                                                                                    -----------      -----------      -----------

                      Cash flows - financing activities:
Proceeds from issuance of convertible debt                                                    0          791,500          870,000
Proceeds from issuance of notes payable - related parties                               950,000                0          166,666
Proceeds from issuance of long-term debt                                                 25,000                0                0
Proceeds from issuance of preferred stock                                                     0                0        1,324,000
Proceeds from conversion of warrants, debentures & options                                    0          134,528                0
Payments on long-term debt & lease obligations                                         (440,889)         (34,863)        (224,828)
Proceeds from issuance of common stock                                                2,411,694                0          200,000

                                                                                    -----------      -----------      -----------
  Net cash provided by financing activities                                           2,945,805          891,165        2,335,838
                                                                                    -----------      -----------      -----------

Cash - beginning of the periods                                                         324,786           44,603           74,666
Net increase (decrease) in cash                                                          96,028          280,183          (30,063)
                                                                                    -----------      -----------      -----------
  Cash - end of the periods                                                            $420,814         $324,786          $44,603
                                                                                    ===========      ===========      ===========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                                  $57,790          $22,206          $60,897
                 Taxes                                                                       $0               $0               $0


For supplemental  disclosures of non-cash investing and financing activities

See Note [9] of financial statements

GWIN, INC.
Consolidated Statement of Stockholders' Deficit

                                          Preferred Stock              Common Shares
                                          ---------------              -------------                  Discount-
                                               No. of                      No. of                      Common       Paid-In
                                               Shares        Amount        Shares        Amount         Stock       Capital
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance - December 31, 2000                    3,807,484        $3,807    10,125,000       $10,125      ($10,125)   $5,707,419
Shares of series B preferred stock issued
in reorganization                                475,048            48                                                     (48)
Recapitalization adjustment                   (3,807,484)       (3,807)  (10,125,000)      (10,125)       10,125         3,807
Conversion of series B preferred stock          (475,048)          (48)   14,845,241         1,485                      (1,437)
Acquired equity of IMSCO in reorganization-                  3,750,000           375                    (113,779)
Issuance of series C preferred stock with
warrants for cash                                 64,000             6                                               1,323,994
Issuance of common stock for services                                        200,000            20                     189,980
Issuance of common stock for cash                                            400,000            40                     199,960
Issuance of warrants for services                                                                                      240,000
Issuance of warrants with debentures                                                                                   719,232
Interest expense from issuance of
debentures                                                                                                             757,090
Net (loss) for the year ended December
31, 2001
Imputed non-cash dividend on series C
preferred stock                                                                                                      1,092,000

Balance - December 31, 2001                       64,000             6    19,195,241         1,920             0    10,118,218
Issuance of common stock for conversion
of warrants and options                                                      309,546            30                     221,294
Issuance of common stock and warrants as
payment for services and settlements                                       1,672,145           167                   1,423,620
Issuance of common stock for conversion
of debentures                                                                108,771            11                      76,553
Recorded value of warrants issued with
debentures                                                                                                             204,783
Net (loss) for the seven months ended
July 31, 2002

Balance - July 31, 2002                           64,000             6    21,285,703         2,128             0    12,044,468
Interest expense from issuance of
debentures                                                                                                             889,052
Recorded value of warrants issued with
debentures                                                                                                             332,310
Imputed non-cash dividend on series C
preferred stock                                                                                                      1,798,571
Issuance of warrants for services                                                                                      239,648
Issuance of common stock for services -
debt discount                                                                600,000            60                      59,940
Issuance of common stock and warrants for
redemption of preferred stock                    (64,000)           (6)    9,999,999         1,000                   1,380,630
Issuance of common stock for cash                                         16,483,633         1,648                   2,410,045
Issuance of common stock for payment for
services, settlements and penalty shares                                   3,806,157           382                   1,322,028
Employee stock options                                                                                                   6,200
Issuance of common stock for financing                                       200,000            20                      57,980
Net (loss) for the year ended July 31, 2003

                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance - July 31, 2003                                0            $0    52,375,492        $5,238            $0   $20,540,872
                                            ============  ============  ============  ============  ============  ============



                                                              Total
                                             Accumulated   Stockholders'
                                               Deficit       Deficit
                                             ------------  ------------
Balance - December 31, 2000                   ($6,162,867)    ($451,641)
Shares of series B preferred stock issued
in reorganization                                                     0
Recapitalization adjustment                                           0
Conversion of series B preferred stock                                0
Acquired equity of IMSCO in reorganization-      (113,404)
Issuance of series C preferred stock with
warrants for cash                                             1,324,000
Issuance of common stock for services                           190,000
Issuance of common stock for cash                               200,000
Issuance of warrants for services                               240,000
Issuance of warrants with debentures                            719,232
Interest expense from issuance of
debentures                                                      757,090
Net (loss) for the year ended December
31, 2001                                       (5,527,352)   (5,527,352)
Imputed non-cash dividend on series C
preferred stock                                (1,092,000)            0

Balance - December 31, 2001                   (12,782,219)   (2,662,075)
Issuance of common stock for conversion
of warrants and options                                         221,324
Issuance of common stock and warrants as
payment for services and settlements                          1,423,787
Issuance of common stock for conversion
of debentures                                                    76,564
Recorded value of warrants issued with
debentures                                                      204,783
Net (loss) for the seven months ended
July 31, 2002                                  (2,075,443)   (2,075,443)

Balance - July 31, 2002                       (14,857,662)   (2,811,060)
Interest expense from issuance of
debentures                                                      889,052
Recorded value of warrants issued with
debentures                                                      332,310
Imputed non-cash dividend on series C
preferred stock                                (1,798,571)            0
Issuance of warrants for services                               239,648
Issuance of common stock for services -
debt discount                                                    60,000
Issuance of common stock and warrants for
redemption of preferred stock                                 1,381,624
Issuance of common stock for cash                             2,411,693
Issuance of common stock for payment for
services, settlements and penalty shares                      1,322,410
Employee stock options                                            6,200
Issuance of common stock for financing                           58,000
Net (loss) for the year ended July 31, 2003    (7,141,561)   (7,141,561)
                                             ------------  ------------
Balance - July 31, 2003                      ($23,797,794)  ($3,251,684)
                                             ============  ============

                           GWIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

Prior to July 11, 2001, the corporation was known as IMSCO Technologies, Inc. ["IMSCO" or the "Company"]. On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ["Global Sports"], completed a reverse acquisition of the Company in which the Company acquired all of the outstanding shares of Global Sports stock in exchange for a controlling interest in IMSCO [the "Reorganization"]. As the Company was a public shell, the transaction is shown as a recapitalization of the accounting acquiror, Global Sports.

On August 27, 2001, Global Sports changed its name to Global SportsEDGE, Inc. ["EDGE"] and the Company changed its name to Global Sports & Entertainment, Inc. [the "Company" or "Global"]. The Company also initiated a reverse stock split of 1:4 and increased the number of authorized common shares to 50,000,000. All share numbers have been changed to reflect the reverse stock split.

On August 22, 2002 the Company changed its name from Global Sports & Entertainment, Inc. to GWIN, Inc. [the "Company" or "GWIN"] to settle a lawsuit brought by the management of an unrelated corporation named Global Sports, Inc.

The consolidated financial statements of the Company reflect the results of operations of EDGE and GWIN from July 11, 2001 through December 31, 2001. The financial statements prior to July 11, 2001 reflect the results of operations and financial position of EDGE. Pro forma information on this transaction is not presented as, at the date of this transaction, GWIN [formerly known as IMSCO Technologies, Inc.] was considered a public shell and accordingly, the transaction was not considered a business combination. GWIN is a Delaware corporation located in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television and the internet.

On May 23, 2002, the Company filed a Form 8-K to report that the Board of Directors had approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31. That change was effective July 31, 2002.

The Company's Board of Directors approved an increase in the Company's authorized shares from 50,000,000 to 100,000,000 on June 10, 2003 and a Form 14-C was filed on July 15, 2003 with majority stockholder approval. A Definitive Information Statement Notice was mailed to the stockholders on August 10, 2003

The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the first and second fiscal quarters] and the remainder of the year [the third and fourth fiscal quarters].

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue is recognized as services are rendered. On July 31, 2003, the Company had received approximately $471,000 in payment for handicapping services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2003 deferred revenue from advertising agreements was approximately $44,000. This amount is recorded as a current liability.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2003, the Company did not have any cash equivalents.

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

BASIC AND DILUTED LOSS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share." Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued in the reverse acquisition are reflected as outstanding for all periods presented. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2003 and Seven Months ended July 31, 2002and year ended December 31, 2001 the number of common stock equivalents excluded from the calculation was 26,221,003, 16,429,558 and 14,281,245 respectively.

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

BENEFICIAL CONVERSION FEATURES - The Company has sold certain 5% three year convertible debentures with a beneficial conversion feature [See Note 8] representing a 50% imputed discount. The value of such features is recorded by the Company as interest expense of $13,764, $757,090, and $-0- for the year ended July 31, 2003, the seven-month period ended July 31, 2002, and the year ended December 31, 2001, respectively.

INCOME TAXES - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs for the year ended July 31, 2003, the seven-month period ended July 31, 2002, and the year ended December 31, 2001 amounted to approximately $2,342,432, $194,755 and $2,160,245, respectively.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2003, the Company has a loss from operations of approximately $2,502,000, a working capital deficiency of approximately $3,240,000 and an accumulated deficit of approximately $23,798,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through equity issuances. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At July 31, 2003 the Company had approximately $380,000 in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security as a condition of service.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:



                                     Accumulated
At July 31, 2003             Cost    Depreciation    Net
                           --------   ---------   --------
Television Studio Set      $151,601    $151,601          0
Office equipment & other    299,840     266,122     33,718
                           --------   ---------   --------
 TOTALS                    $451,441   $ 417,723   $ 33,718
                           ========   =========   ========

Depreciation expense, excluding assets under capital lease obligations, for the year ended July 31, 2003, seven-month period ended July 31, 2002 and the year ended December 31, 2001 amounted to $100,098, $78,309, and $133,847, respectively.

[6] DEPOSITS AND OTHER ASSETS
Deposits and other assets comprised the following:


                                          July 31,
                                          --------
                                            2003
                                          --------
Deposits with credit card processors      $ 20,950
Pre-paid contract for financial services   126,667
                                          --------
TOTAL                                     $147,617
                                          ========


[7] LONG - TERM DEBT

Long - term debt is as follows:


                                                          July 31
                                                         ---------
                                                           2003
                                                         ---------
    Convertible Debentures (5%) due August 31, 2004      $ 100,000
    Convertible Note (16%)                                 494,364

    Convertible Debentures (5%) due August 31, 2005        310,000
    Capital leases                                          23,560
                                                         ---------
    Total                                                  927,924
    Less - amounts reflected as current liabilities       (577,664)
                                                         ---------
                                     350,260
    Less - unamortized debt discount                      (134,207)
                                                         ---------
    TOTAL LONG - TERM DEBT                               $ 216,053
                                                         =========

Long-term debt at July 31, 2003 matures as follows:


          2004                            $577,664
          2005                             212,608
          2006                               3,445
    Thereafter                                  --
                                          --------
TOTAL                                     $793,717
                                          ========

The 16% Convertible Note (in the original principal balance amount of $750,000, of which $ 494,364 is due in the year ending July 31, 2004) may, at the discretion of the Company, be repaid by the issuance of common stock of the Company (See Note 9).

[8] RELATED PARTY NOTES & ACCOUNTS PAYABLE

Related party notes and accounts payable are as follows:

-------------------------------------------------------------------------------- ------------ ---------------------
                                                                                                 July 31,
                                                                                                   2003
-------------------------------------------------------------------------------- ------------ ---------------------
Convertible debt (5%) due August 31, 2003
-------------------------------------------------------------------------------- ------------ ---------------------
        Newmarket Investments, plc                                               $1,200,000
-------------------------------------------------------------------------------- ------------ ---------------------
        John T. Manner                                                              110,000
-------------------------------------------------------------------------------- ------------ ---------------------
        Wayne A. Root                                                                50,000
-------------------------------------------------------------------------------- ------------ ---------------------
        Douglas R. Miller                                                            16,667
-------------------------------------------------------------------------------- ------------ ---------------------
                                                                                         --         $1,376,666
-------------------------------------------------------------------------------- ------------ ---------------------
Unsecured standby credit facility from Newmarket Investments, plc (16%), in
default at July 31, 2003                                                                               150,000
-------------------------------------------------------------------------------- ------------ ---------------------
Unsecured bridge financing (12%), in default at July 31, 2003
-------------------------------------------------------------------------------- ------------ ---------------------
         Timothy J. Keating                                                          50,000
-------------------------------------------------------------------------------- ------------ ---------------------
         Wayne A. Root                                                               50,000
-------------------------------------------------------------------------------- ------------ ---------------------
                                                                                         --            100,000
-------------------------------------------------------------------------------- ------------ ---------------------
                                                                                                     1,626,666
-------------------------------------------------------------------------------- ------------ ---------------------
Less - unamortized debt discount                                                                       (26,097)
-------------------------------------------------------------------------------- ------------ ---------------------
Total Notes                                                                                          1,600,569
-------------------------------------------------------------------------------- ------------ ---------------------
Accrued interest                                                                                       147,597
-------------------------------------------------------------------------------- ------------ ---------------------
Handicapping fee payable to Wayne A. Root                                                              161,250
-------------------------------------------------------------------------------- ------------ ---------------------
TOTAL NOTES & ACCOUNTS PAYABLE - RELATED PARTIES                                                    $1,909,416
-------------------------------------------------------------------------------- ------------ ---------------------

[9] STOCKHOLDERS' DEFICIT


During the year ended July 31 2003 the following securities activity occurred:


COMMON STOCK AND WARRANTS-We issued 31,089,789 shares of Common Stock. Included in this amount is 9,999,999 shares issued to the holders of the Series C Preferred Stock for the redemption of 64,000 shares of Series C Preferred Stock. 16,483,633 shares of Common Stock were issued as part of equity offerings. Included in the 16,483,633 shares is the conversion of the $190,000 convertible debt into 1,266,840 shares of Common Stock. The Company issued 2,006,157 shares of Common Stock as payment for services, legal settlements and penalty shares 2,400,000 shares for Key Man employment longevity and 200,000 shares for financing activities.. The Company issued 1,648,633 warrants to the investment firm handling the equity placement and issued 650,000 warrants in legal settlements.

The Company restructured an original $750,000 note with the Laurus Master Fund ["Laurus"] that carried a 13% interest rate and $50,000 in monthly payments, to 16% interest rate and payments escalating from $10,000 a month to $73,000 per month. As of July 31, 2003 the principal balance was $494,364 with no unpaid interest at that date.

The Company issued 3,000,000 options under the equity incentive plan filed in a Form SB-2 Registration Statement filed on February 25, 2003. Included in this amount, the Company has allocated 1,500,000 options to Newmarket Investments, plc ("Newmarket") and 1,500,000 to Wayne Root. Both Mr. Root and Mr. Simon Hayes of Newmarket are Directors of the Company. As of July 31, 2003, 1,500,000 of the options have been issued to Newmarket with a $0.50 per share strike price and a three-year life. The options issued to Mr. Root were cancelled with the renegotiation of his employment contract.

The employment contract effective July 31, 2003 with Mr. Root calls for the issuance of 2,100,000 common shares over a 3 year period at a rate of 700,000 shares per year. Upon Board approval of his contract, Mr. Root surrendered all of his then existing warrants and options.

Convertible Preferred Stock - In 2001, the Company sold 64,000 units consisting of one share of Series C Convertible Preferred stock and one warrant exercisable at $1.00 for an additional share of Series C stock for a price of $1,500,000. The base conversion rate was adjusted in the quarter ended October 31, 2001 and the resulting 50% imputed discount of $1,092,000 was charged to retained earnings (deficit) in a manner analogous to a dividend. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. The resulting 30% imputed discount of $318,714 was charged to retained earnings (deficit) in a manner analogous to a dividend. In April 2003 all of the Series C Convertible Preferred stockholders converted their shares into 10,000,000 common shares. An imputed non-cash dividend charge of $921,428 was recorded for the anti-dilution adjustment.

 At July 31, 2003 there was no convertible preferred stock outstanding.

Convertible Debentures - In September 2002, we issued a convertible debenture for $25,000 which can be converted into 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $1.25 per share. In January, 2003 we entered into an agreement in principal with several accredited investors from Europe to purchase 10% convertible debentures for an aggregate face value of $190,026. In April 2003 the Company reached an agreement with these investors to issue them 1,266,840 common shares in lieu of the 10% convertible debentures contemplated under the earlier agreement. In September, 2002, we entered into an agreement with Newmarket, an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. The anti-dilution provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will be 9,230,769. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $1,200,000 principal amount are reported as non-cash financing costs of $708,360 in the financial statements for the year ended July 31, 2003. The CEO of Newmarket is a Director of the Company.


OPTIONS AND WARRANTS AT JULY 31, 2003




   STOCK OPTIONS                              Weighted-Average
                                       Shares   Exercise Price
                                      --------- --------------
Outstanding at July 11, 2001
     (see Note 1)                      2,194,246       $2.22
                                      ----------       -----
Outstanding at December 31, 2001       2,194,246        2.22
Exercised                                (33,830)       1.41
                                      ----------       -----
Outstanding at July 31, 2002           2,160,416        2.24
Granted                                3,310,000         .48
Exercised                                      0          --
Canceled                              (1,985,429)        .73
                                      ----------       -----

OUTSTANDING AT JULY 31, 2003           3,484,987       $1.22
                                      ==========       =====

EXERCISABLE AT JULY 31, 2003           3,484,987       $1.22
                                      ==========       =====

The following table summarizes information about stock options at July 31, 2003:

           Weighted Average Outstanding and Exercisable Stock Options


                     Remaining      Weighted-Average
Exercise Prices        Shares       Contractual Life   Exercise Price
---------------        ------       ----------------   ----------------
$0.01 - $1.50         3,298,522             1 year          $0.89
$6.00 - $7.50           186,465             2 years         $7.04



The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.



   WARRANTS                                 Weighted-Average
                                    Shares    Exercise Price
                                    ------    --------------

Outstanding at July 31, 2002        9,174,775       $1.06

Granted                             4,698,633         .22
exercised                                   0          --
canceled                           (1,512,528)       1.00
                                  -----------       -----

OUTSTANDING AT JULY 31, 2003       12,360,880        $.74
                                  -----------       -----

EXERCISABLE AT JULY 31, 2003       12,360,880        $.74
                                  -----------       -----


The following table summarizes information about warrants at July 31, 2003:

             Weighted Average Outstanding and Exercisable Warrants


                       Remaining      Weighted-Average
Exercise Prices        Warrants       Contractual Life   Exercise Price
---------------         ------        ----------------   ----------------

$0.01 - $1.00          9,806,890           2 years          $0.50
$1.01 - $2.00          2,461,491           1 year           $1.40
$3.01 - $4.00             92,500           1 year           $4.00



The Black-Scholes option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.



On June 18, 2002, stockholders of the Company approved an Equity Incentive Plan (the "Plan"). Under the Plan, a sub-committee of the Board of Directors is authorized to grant, at its discretion, options to purchase shares of common stock at a set price greater than market price as of the date of the grant. The Company has reserved 3,000,000 shares for issuance under the Plan. At July 31, 2003, one option granting the right to purchase 1,500,000 of these shares at $0.50 per share was issued to a Director and creditor of the Company. Another option granting the right to purchase 1,500,000 million of these shares was issued to the CEO of the Company during the year ended July 31, 2003, but was surrendered prior to July 31, 2003. The Company issued 310,000 options to employees to purchase shares at $0.27 per share expiring July 31, 2006. The Plan has the rights to 1,190,000 shares, for which no options have been granted, which are available at July 31, 2003.

At July 31, 2003 the Company had a total of 10,375,136 shares underlying its convertible debentures and these shares are included in the fully diluted shares outstanding of 78,596,495.


PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS - As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria.

Had compensation cost for stock options been determined based on the fair value at the grant date for awards for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


---------------------------------------------------- ---------------- --------------- --------------
                                                     Year ended       The seven       Year ended
                                                     July 31, 2003    month period    December 31,
                                                                      ended July      2001
                                                                      31, 2002
---------------------------------------------------- ---------------- --------------- --------------
Net (loss) - as reported                             $(8,940,132)     $(2,075,443)    $(6,619,352)
---------------------------------------------------- ---------------- --------------- --------------
Net (loss) - pro forma                               $(8,994,075)     $(2,075,443)    $(6,619,352)
---------------------------------------------------- ---------------- --------------- --------------
Basic earnings per share - as reported               $(.31)           $(.10)          $(.35)
---------------------------------------------------- ---------------- --------------- --------------
Diluted earnings per share - as reported             $(.31)           $(.10)          $(.35)
---------------------------------------------------- ---------------- --------------- --------------
Basic earnings per share - pro forma                 $(.32)           $(.10)          $(.35)
---------------------------------------------------- ---------------- --------------- --------------
Diluted earnings per share - pro forma               $(.32)           $(.10)          $(.35)
---------------------------------------------------- ---------------- --------------- --------------


[10] PROVISION FOR INCOME TAXES

The operating loss carry forwards at July 31, 2003, [assuming all operating loss carry forwards will be available] amount to approximately $17,000,000. Such loss carry forwards will expire as follows: approximately $6,000,000 in 2020, $5,000,000 in 2021 and $2,000,000 in 2022 and $7,000,000 in 2023. At July 31,
2003 based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $6,800,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of
$6,800,000 has been established. This allowance includes an increase of $2,680,000 related to operations during the year ended July 31, 2003. Accordingly, no deferred tax asset is reflected in these financial statements.

As part of the reverse acquisition (Note 1), the Company acquired net operating losses of IMSCO of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $285,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2003, the Company would have a deferred tax asset of approximately $97,000 from these acquired losses.

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

[13] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES - The Company is the lessee of office and computer equipment under four (4) capital leases expiring within the next two (2) years. These capital leases are collateralized by the related assets. The liabilities under capital leases are recorded at the present value of the net future minimum lease payments and the assets are recorded at the purchase price which approximates fair market value on the date of the purchase.

Following is a summary of property held under capital leases:



                                            Accumulated
                                    Cost    Depreciation    Net
At July 31,2003                    ------   ------------   -------
Office Fixtures and Equipment     $336,460    $313,270     $23,190


Depreciation of assets under capital leases charged to expense for the year ended July 31, 2003, the seven-month period ended July 31, 2002, and the year ended December 31, 2001 was $125,171 $56,660, and $97,130, respectively.

Minimum future lease payments under capital leases are included as a component of long-term debt (see note 7). Payments for each of the next three fiscal years and in the aggregate are:



2004 (August 1, 2003 - July 31, 2004)                       $ 11,336
2005                                                          11,034
2006                                                           3,445
Thereafter                                                        --
                                                            ---------
Total Minimum Lease Payments                                $ 25,815
Less: Amount Representing Interest                            (2,255)
                                                            ---------
                                                            $ 23,560

     Present Value of Net Minimum Lease Payments            $ 23,560
     Less: Current Portion                                    (9,691)
     LONG-TERM PORTION                                       $13,869


OPERATING LEASES - At July 31, 2003, the Company has two operating leases for office space that expire in November 2003 and January 2006. One lease grants an option for renewal for an additional three (3) years. The leases have monthly payment obligations of $1,837 and $9,659, increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2003 are as follows:




Year ending                                Operating
July 31,                                    Leases
------------                               ---------
  2004                                     $  115,906
  2005                                        119,383
  2006                                        122,965
  2007                                              0
  2008                                              0
  Thereafter                                        0
                                            ---------
Total                                       $ 358,254
                                            =========

Rent expense for the year ended July 31, 2003, the seven-month period ended July 31, 2002, and the year ended December 31, 2001 was approximately $155,000, $138,000 and $145,000, respectively, and was charged to operations.


EMPLOYMENT AGREEMENTS - On July 31, 2003, the Company entered into a two-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation includes: (a) a base salary of $175,000 per year for the first year and 10% of the Company's operating income for the second year, provided that in no event will the base salary fall below $175,000 per year or exceed $250,000; (b) handicapping fees during the first year equal to 10% of Mr. Root's handicapping fees received by the Company, not to exceed a maximum of $350,000 per year, and handicapping fees during the second year equal to the greater of $450,000 or 20% of the Company's operating income for that fiscal year; and (c) a performance bonus in the second year equal to 25% of the amount in the Company's performance pool; (d) a restricted stock grant in the amount of 2,100,000 shares of the Company's common stock where the stock vests at the rate of 700,000 shares per year with the first 700,000 shares vesting on July 31, 2003; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, the handicapping fee of 12% versus the 10% described above, and the ceiling will be removed, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and provision regarding payments in the event of termination of Mr. Root's employment. As consideration for the issuance of the 2,100,000 restricted shares, Mr. Root surrendered all written options and warrants which were issued to him prior to July 31, 2003.


[14] LEGAL MATTERS
In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. At the present time, management, after review of amounts accrued and consultation with counsel, believes it has meritorious defenses and considers that any additional liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company.

In March 2003 the Company negotiated a payment schedule to settle a dispute with a former landlord regarding the former corporate headquarters of the Company. The Company agreed to make monthly payments of $15,000 until the settlement is paid in full. The balance at July 31, 2003 is $337,805 and is accounted for as a component of accounts payable. The Company also issued warrants to purchase 200,000 shares of common stock to the leaseholder as a component of the settlement. The associated warrant cost of $63,236 was charged to non-cash cost of financing.


[15] FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

[16] SUBSEQUENT EVENTS

At October 31, 2003 the Company has $100,000 borrowed under a standby credit facility (see note 8), which was in default. On October 10, 2003 Newmarket Investments, plc ("Newmarket") made demand for payment.

On October 15, 2003 the Company and Newmarket reached agreement whereby the Company redeemed $500,000 of convertible debt held by Newmarket. To redeem this convertible debt the Company issued 3,846,154 shares of common stock at a value of $0.13 per share.

Three directors have resigned at the end of their respective terms. This leaves three vacancies on the Board of Directors, which the Company will fill as soon as practicable. The three directors that have resigned are; John T. Manner,

Timothy J. Keating, and Simon Hayes. The following individuals, Mr. James Baxter, Mr. Timothy Whalley and Mr. Robert Seale have been nominated to serve as directors until the election of directors at the next Annual Shareholders' meeting; each appointment will become effective upon the acceptance by the nominee.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

Set forth below is certain information concerning our executive officers and directors, including their age as of October 1, 2003. Our directors serve for a term of Two years or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our Directors and Officers.

        NAME                AGE                         TITLE
        ----                ---                         -----
Wayne Allyn Root .........   41    Chairman of the Board and Chief Executive Officer

Douglas R. Miller ........   56    President, Chief Operating Officer, Secretary and Director

Jeff Johnson .............   45    Chief Financial Officer

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

DOUGLAS R. MILLER has served as our President, Chief Operating Officer, Secretary and a director since our reorganization in July 2001. Mr. Miller has also served as our Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of our subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller does not hold a directorship in any other public company.

JEFF JOHNSON has served as Chief Financial Officer of the company since May 2003. From 1995 to 2002 Mr. Johnson was the Chief Financial Officer for KNPR Radio. Mr. Johnson was the Chief Financial Officer for Display Ad for 3 years and prior to that Mr. Johnson was with the national public accounting firms of Laventhal & Horwath and Coopers and Lybrand. Mr. Johnson does not hold a directorship in any public company.

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


                Wayne Allyn Root ---Forms 3, 4 and 5
                Douglas R. Miller---Forms 3, 4 and 5


ITEM 10: EXECUTIVE COMPENSATION
The following table sets forth information regarding the executive compensation for the Company's President during the fiscal year ended July 31, 2003, the seven months ended July 31, 2002, and the year ended December 31, 2001, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.


                           SUMMARY COMPENSATION TABLE

                                                              Long-Term Compensation
                                                           ----------------------------
                       Annual Compensation Awards Payouts     Awards          Payouts
                       ----------------------------------  ----------------------------
                                                                   Securi-
                                                                   ties
                                                         Re-       Under-             All
                                                         stricted  lying       LTIP   Other
                                                         Stock     Options/    Payout Compen-
Name and Principal Position    Year  Salary     Bonus    Awards    SARs(#)     ($)    sation
---------------------------    ----  ------     -----    --------  -------      ---   ------
Wayne Allyn Root; Chairman &   2003  $175,000  $350,000  2,100,000
Chief Executive Officer *      2002  $ 68,000  $163,262       --
                               2001  $165,000  $227,000       --


Douglas R. Miller; President   2003  $175,000        --       --
                              *2002  $ 92,115        --       --
                               2001  $173,845        --

Hollis Barnhart; Vice          2003  $150,000  $123,929    300,000
     President- Sales         *2002  $ 87,500  $ 37,304       --
                               2001  $150,000  $ 71,167       --

* Seven months ending July 31,2002


-Bonus Compensation for Mr. Root in 2003 includes $161,250 earned but not paid from handicapping fees.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED JULY 31, 2003 AND OPTION VALUES AS OF JULY 31, 2003

The following table sets forth information concerning option exercises and option holdings for the year ended July 31, 2003 with respect to our Chief Executive Officer and each of our other executive officers.

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                     EXERCISE     EXPIRATION       UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
NAME                 PRICE        DATE             OPTIONS AT JULY 31,2003           AT JULY 31, 2003
                                                 EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                                 -----------   -------------    -----------  -------------
Douglas R. Miller      $1.41      May 2005         106,551              --             --            --

EMPLOYMENT AGREEMENTS

         On July 31, 2003, the Company entered into a two-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation includes: (a) a base salary of $175,000 per year for the first year and 10% of the Company's operating income for the second year, provided that in no event will the base salary fall below $175,000 per year or exceed $250,000;
(b) handicapping fees during the first year equal to 10% of Mr. Root's handicapping fees received by the Company, not to exceed a maximum of $350,000 per year, and handicapping fees during the second year equal to the greater of $450,000 or 20% of the Company's operating income for that fiscal year; and (c) a performance bonus in the second year equal to 25% of the amount in the Company's performance pool; (d) a restricted stock grant in the amount of 2,100,000 shares of the Company's common stock where the stock vests at the rate of 700,000 shares per year with the first 700,000 shares vesting on July 31, 2003; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, the handicapping fee of 12% versus the 10% described above, and the ceiling will be removed, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and provision regarding payments in the event of termination of Mr. Root's employment. As consideration for the issuance of the 2,100,000 restricted shares, Mr. Root surrendered all written options and warrants which were issued to him prior to July 31, 2003.

EQUITY INCENTIVE PLAN

On June 14, 2002, the Board approved a resolution adopting and approving an Equity Incentive Plan (the "Plan"), reserving 3,000,000 shares of common stock for issuance under the Plan. On June 18, 2002, the consenting stockholders signed a consent, whereby they approved the adoption of the Plan. Under the Plan, options may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of GWIN. The Plan provides for the issuance of both incentive stock options, or ISOs, and non-qualified stock options, or NQSOs. ISOs are issued to employees and NQSOs are generally issued to non-employees. The number of shares that are subject to ISOs is limited to the discretion of the Board.

Our board administers the Plan but may delegate such administration to a committee, which shall consist of at least two members of the board. The board or the committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of the common stock on the date the option is granted, or 110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock. Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to persons holding in excess of 10% of the common stock, in which case the options may be granted for a term not to exceed five years from the date of the grant.

The board believes that the Plan will provide greater flexibility in structuring compensation arrangements with management, consultants and employees, and will provide an equity incentive for those who are awarded shares under the Plan. The issuance of common stock as an award under the Plan may have a financially dilutive effect depending on the price paid for such shares, and an absolute dilutive effect due to the increase in issued and outstanding shares.

During the fiscal year ended July 31, 2003, we issued 1,500,000 options under the Plan to Newmarket Investment PLC with an exercise price of $.50 per share, and we issued 310,000 options to employees of the Company at exercise price of $0.27 per share.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 31, 2003, certain information regarding the ownership of GWIN's capital stock by each director and executive officer of GWIN, each person who is known to GWIN to be a beneficial owner of more than 5% of any class of GWIN's voting stock, and by all officers and directors of GWIN as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of capital stock, except to the extent authority is shared by spouses under applicable community property laws.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of July 31, 2003, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 78,596,495 shares issued and outstanding on a fully diluted basis, as of July 31, 2003.


-------------------------- ----------------------------- -------------------------- -------------------------
                                 Name and Address                 Amount                    Percent
        Title of                        Of                Of Beneficial Ownership              Of
          Class               Beneficial Owners (1)                                          Class
-------------------------- ----------------------------- -------------------------- -------------------------
Common and 5%              Wayne Allyn Root (2)                  6,503,473                   8.20%
Convertible Debt
-------------------------- ----------------------------- -------------------------- -------------------------
Common and 5%              Douglas R. Miller (3)                 3,689,019                   5.38%
Convertible Debt
-------------------------- ----------------------------- -------------------------- -------------------------
Common                     Timothy J. Keating (4)                5,342,722                   7.10%
-------------------------- ----------------------------- -------------------------- -------------------------
Common and 5%              Simon Hayes (5) Newmarket            13,830,769                   20.20%
Convertible Debt           Investment plc.
-------------------------- ----------------------------- -------------------------- -------------------------
                           Directors and executive              10,192,492                   13.58%
                           officers as a group (4
                           persons)
-------------------------- ----------------------------- -------------------------- -------------------------


(1) Unless otherwise noted, the address for each of the named beneficial owners is 5092 South Jones Blvd., Las Vegas, Nevada 89188.

(2) Amount also includes Mr. Root's employee stock grant totaling 2,100,000.

(3) Includes 3,515,802 shares held in the name of Kerlee Inter Vivos Trust for which Mr. Miller is a beneficiary. Amount also includes Mr. Miller's stock options to acquire 106,551 shares of common stock 33,333 shares to be issued upon conversion of a 5% Convertible Debenture held by Mr. Miller's wife and warrants to purchase 33,333 shares of common stock at an exercise price of $0.50 related to that Debenture.

(4) Amount also includes Mr. Keating's shares from the preferred C-Share conversion and warrants to purchase 400,000 shares at $0.50 per share and 400,000 shares at $1.00 per share.

(5) Represents 9,230,308 shares of common stock underlying a 5% Convertible Debenture, maturing in August 2004, 3,000,000 shares of common stock underlying a warrant exercixable at $0.13 expiring on August 31, 2005, and options to purchase 1,500,000 common shares at an exercise price of $0.50. The address for Newmarket Investment plc. is Queensberry House, 129 High Street, Newmarket, Suffolk, CB8 9WP, UK.

                      Equity Compensation Plan Information

                                     Number of
                                     securities to be
                                     issued upon                                 Number of
                                     exercise of         Weighted average        securities
                                     outstanding         exercise price of       remaining
                                     options, warrants   outstanding options,    available for
Plan category                        and rights          warrants and rights     future issuance
-------------                        ----------          -------------------     ---------------
                                          (a)                 (b)                    (c)
Equity compensation
plans approved by security holders    3,000,000 Common       $0.46              1,190,000 Common

Equity compensation
plans not approved by
security holders                          None                 N/A                    none

Total                                3,000,000 Common        $0.46              1,190,000 Common

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. The Anti-Dilution provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will be 9,230,769. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This Warrant expires on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate, and payable on March 31, 2003. We were in default and owed $100,000 principal and interest of $31,023 as of October 14, 2003. In connection with these transactions, we also issued to Newmarket a three year option to purchase
1,500,000 shares at a price per share of $0.50. The option expires July 31, 2006. Simon Hayes, a director of the Company from December 2002 until October 8, 2003, is a Director of Newmarket.

In 2001, the Company sold 64,000 units consisting of one share of Series C Convertible Preferred stock and one warrant exercisable at $1.00 for an additional  share  of  Series  C  stock  for a price  of  $1,500,000.  The  base conversion rate was adjusted in the quarter ended October 31, 2001. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. In April 2003 all of the Series C Convertible Preferred stockholders converted their shares to 10,000,000 Common shares and have related warrants of 1,910,000 warrants at $1.00 per share that expire July 10,2004. Approximately one-third of these shares were issued to Mr. Keating and affiliates of Mr. Keating.


In connection with the reorganization and sale of Series C preferred stock in July 2001, Keating Investments, LLC received a placement fee of $150,000 for services rendered in connection with the private placement of our Series C preferred stock. Timothy J. Keating, a Director of our company from December 2002 until October 8, 2003, and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC. This fee represents 10% of the amount of gross proceeds from the placement.

On September 4, 2001, we sold to Keating Partners, L.P., for an aggregate purchase price of $200,000, a total of 400,000 shares of our common stock, together with a warrant to purchase an additional 400,000 shares at an exercise price of $1.00 per share expiring on August 31, 2004. This transaction triggered the anti-dilution adjustment provisions of our Series C preferred stock, of which 36,694 shares are beneficially owned by Mr. Keating, resulting in an adjustment in the conversion rate for the Series C preferred stock from 31.25 to
46.875 shares of common stock for every one share of Series C preferred stock. Mr. Keating was a director of the company from August 1999 until August 2003.

In September 2001, we entered into a 4-year financial advisory agreement with Keating Investments, LLC. In consideration for the services to be rendered pursuant to this agreement, we issued Keating Investments, LLC a warrant to purchase 600,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until September 10, 2006. The cost of this agreement has been recorded at $240,000 and is being charged to operations over 48 months. In March the company negotiated a settlement of stock in exchange for the outstanding warrants and consulting services to the company.

In November 2001, we borrowed money from and entered into note payable agreements with Mr. Root, an officer and director, and Mr. Keating, a former director, for $50,000 each which accrue interest at 12% annually. At July 31, 2003, we had a principal balance of $100,000 outstanding under these agreements with accrued interest of $19,496.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
The following exhibits are filed as part of this annual report:

(a) EXHIBITS.

Number     Description

2. Agreement and Plan of Reorganization dated July 6, 2001 between Global Sports & Entertainment, Inc. and Turfclub.com, Inc. (1)

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

10.19 Series C Preferred Stock Purchase Agreement dated July 10, 2001 between Trilium Holdings Ltd. and the Company (1)

10.20      Promissory Note dated November 12, 2001 issued to Mr. Keating. (3)

10.21      Promissory Note dated November 12, 2001 issued to Mr. Root. (3)

10.22 Securities Purchase Agreement dated June 29, 2002 between Laurus Master Fund, Ltd. and GWIN (4)

10.23      2002 Equity Incentive Plan (6)

10.24 Employment Agreement with Wayne Allyn Root dated July 31, 2003 - Filed herewith electronically

21.1       List of Subsidiaries (4)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350 - Filed herewith electronically

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350 - Filed herewith electronically

----------------------
(1) Incorporated by reference to the similarly described exhibit included with the registrant's Quarterly Report for quarter ended September 30, 2001 filed with the SEC on November 19, 2001.

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

(6)  Incorporated  by  reference  to  the  Registrants   Definitive  Information
Statement filed with the SEC on July 21, 2002.

(7) Incorporated by reference to GWIN, Inc. annual report on Form 10-K for the year ended July 31, 2002, as filed with the SEC on October 28, 2002.

(b) REPORTS ON FORM 8-K

None.

ITEM 14.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended July 31, 2003 were $10,000.

Audit Related Fees

There were no fees billed by Demetrius & Company, L.L.C. for audit related services for the fiscal year ended July 31, 2003.

Tax Services

There were no fees billed by Demetrius & Company, L.L.C. for tax services for the fiscal year ended July 31, 2003.

All Other Services

There were no fees billed by Demetrius & Company, L.L.C. for other services for the fiscal year ended July 31, 2003.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2003

                                GWIN, INC.

                                By: /s/ Wayne Allyn Root
                                    -----------------------------------------
                                    Wayne Allyn Root, Chief Executive Officer



In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on October 15, 2003 and in the capacities indicated.



/s/ Wayne Allyn Root
-----------------------------------------------------
Wayne Allyn Root, Chairman, Chief Executive Officer
(Principal Executive Officer)

/s/ Jeff Johnson
-----------------------------------------------------
Jeff Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Douglas Miller

-----------------------------------------------------
Douglas Miller, Director




October 15, 2003