Form 10QSB
period 2003-10-31
GWIN INC
filed 2003-12-11
CIK 924396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2003

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________


                      Commission File Number 000-24520

                                  GWIN, INC.
       -----------------------------------------------------------------
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

                                (702) 967-6000
                          ---------------------------
                          (Issuer's telephone number)


                                     N/A
               -------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

As of October 31, 2003 the Company had 60,241,282 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]



                                  GWIN, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION .................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheets at October 31, 2003
        (Unaudited) and July 31,2003 (Audited) .................     3

        Consolidated Statements of Operations for the three
        months ended October 31, 2003 and 2002 (Unaudited)......     4

        Consolidated Statements of Cash Flows for the
        three months ended October 31, 2003 and 2002
        (Unaudited) ............................................     5

        Notes to Financial Statements ..........................     6

     Item 2. Management's Discussion and Analysis or Plan
     of Operation ..............................................     8

     Item 3. Internal Controls .................................    13

Part II - OTHER INFORMATION ....................................    13

     Item 1. Legal Proceedings .................................    13

     Item 2. Change in Securities and Use of Proceeds ..........    13

     Item 3. Defaults Upon Senior Securities ...................    14

     Item 4. Submission of Matters to a Vote of Securities
     Holders ...................................................    14

     Item 5. Other Information .................................    14

     Item 6. Exhibits and Reports on Form 8-K ..................    14

SIGNATURES .....................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  GWIN, INC.
                          CONSOLIDATED BALANCE SHEET

                                                 October 31,      July 31,
                                                    2003            2003
                                                ------------    ------------
                                                (Unaudited)      (Audited)
ASSETS
 Current assets:
  Cash                                          $    273,409    $    420,814
  Accounts receivable                                178,781          37,473
  Prepaid expenses                                    81,837          25,347
                                                ------------    ------------
     Total current assets                            534,027         483,634

Property & equipment (net)                            60,146          33,718
Equipment held under capital leases (net)             13,826          23,191
Deposits & other assets                              163,984         147,617
                                                ------------    ------------
     Total assets                               $    771,983    $    688,160

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Current portion of long-term debt             $    579,802    $    577,664
  Deferred revenue                                   814,008         515,427
  Accounts payable                                   638,068         592,582
  Notes & accounts payable - related parties       1,149,406       1,909,416
  Other current liabilities                           19,210         128,702
                                                ------------    ------------
     Total current liabilities                     3,200,494       3,723,791

 Long term debt, less unamortized discount            10,279         216,053
                                                ------------    ------------
     Total liabilities                             3,210,773       3,939,844

Stockholders' deficit:
 Preferred stock - $0.0001 par value;
  5,000,000 shares authorized; -0- shares
  issued and outstanding                                   0               0
 Common stock - $0.0001 par value;
  100,000,000 shares authorized; 60,241,282
  issued and outstanding October 31, and
  52,375,492 issued and outstanding July 31            6,024           5,238
 Additional paid in capital                       21,943,438      20,540,872
 Accumulated deficit                             (24,388,252)    (23,797,794)
                                                ------------    ------------
Total stockholders' deficit                       (2,438,790)     (3,251,684)
                                                ------------    ------------
Total liabilities and stockholders' deficit     $    771,983    $    688,160
                                                ============    ============

                                  GWIN, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Three months ended
                                                        October 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------

Net revenue - services                          $  1,845,379    $  1,471,700
Revenues - advertising                               461,608          77,778
                                                ------------    ------------
     Total revenues                                2,306,987       1,549,478
                                                ------------    ------------
Handicapping fees                                     99,215          73,152
Handicapping fees - related party                    114,438         148,518
Advertising expense                                1,057,838       1,133,908
Commissions                                          645,061         623,487
Salaries & wages                                     315,016         407,315
Professional fees                                     45,669         194,798
General and administrative                           411,819         512,295
Depreciation expense                                  11,984          60,306
                                                ------------    ------------
     Total operating expense                       2,701,041       3,153,779

     Operating income (loss)                        (394,053)     (1,604,301)

Non-cash financing costs                                   0        (708,360)
Interest expense, including amortization of
 debt discount                                       (97,586)       (226,579)
Other non-cash cost of financing                     (50,000)        (45,000)
Interest expense - related parties                   (48,819)         (3,919)
                                                ------------    ------------
(Loss) before income tax                            (590,458)     (2,588,159)
Income tax                                                 0               0
                                                ------------    ------------
Net (loss)                                          (590,458)     (2,588,159)
                                                ------------    ------------
Imputed non-cash dividend on Series C
 Preferred Stock                                           0        (385,714)
                                                ------------    ------------
Net (loss) used in per share calculation        $   (590,458)   $( 2,973,873)
                                                ============    ============
Basic and diluted (loss) per share of common
 stock                                          $       (.01)   $      (0.14)
                                                ============    ============
Basic and diluted weighted shares of common
 stock outstanding                                54,605,315      21,433,720
                                                ============    ============

                                  GWIN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                    Three months ended
                                                        October 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Cash flows - operating activities:
 Net (loss)                                     $   (590,458)   $( 2,588,159)
  Adjustments to reconcile net (loss) to
   net cash used in operations:
    Depreciation                                      11,984          60,306
    Services paid with warrants                            0          15,000
    Services & settlements paid with common stock     50,000         166,904
    Interest expense - issuance of convertible
     debt & penalty shares                                 0         753,360
    Interest expense - issuance of convertible
     debt (Warrants portion)                               0         171,400
    Interest expense - amortization                   99,708               0
    Decrease (increase) in:
     Accounts receivable                            (141,308)        (47,782)
     Prepaid expenses                                (56,490)       (138,859)
     Other assets                                    (16,367)        (36,611)
    Increase (decrease) in:
     Deferred revenue                                298,581         625,222
     Accounts payable                                 45,624         (33,905)
     Accounts payable - related parties              (42,278)              0
    Other current liabilities                        (87,762)       (157,778)
                                                ------------    ------------
     Total adjustments                               161,692       1,377,257
                                                ------------    ------------
Total cash (used in) operating activities           (428,766)     (1,210,902)

Cash flows - investing activities:
 Purchase of fixed assets                            (29,048)        (15,853)
                                                ------------    ------------
     Total cash used in investing activities         (29,048)        (15,853)
                                                ------------    ------------
Cash Flows-Financing activities:
 Proceeds from issuance of long-term debt                  0         925,000
 Payments on long-term debt & lease obligations     (117,384)        (12,668)
 Proceeds from issuance of common stock              427,793               0
                                                ------------    ------------
Total cash provided by financing activities          310,409         912,332
                                                ------------    ------------
Cash - beginning of the periods                      420,814         324,786
Change in cash                                      (147,405)       (314,423)
Cash - end of the periods                       $    273,409    $     10,363

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three-month periods ended October 31, 2003 and 2002, the Company paid $0 for taxes and $24,722 for interest and $0 for taxes and $22,517 for interest, respectively. The Company issued stock and warrants in payment for services. For the three months ended October 31, 2003 and 2002, the amounts were $50,000 and $166,904 in common stock, respectively. The Company issued stock for the redemption of debt and the related accrued interest in the amount of $925,559 in 2003 and none in 2002.

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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003. The results of the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year ending July 31, 2004.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, GlobalSports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the three months ended October 31, 2003 and 2002, the number of common stock equivalents excluded from the calculation were 21,872,350 and 21,433,720 respectively.

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No options were granted during the periods ended October 31, 2003 or 2002.

     Revenue Recognition - Revenue from service agreements is recognized ratably, in proportion to the costs incurred, over the term of the agreement.

     Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debentures - In September, 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. . In October 2003 Newmarket converted $500,000 of the convertible debenture in exchange for 3,846,154 shares of common stock. The Anti-Dilution provisions on the remaining $700,000 convertible debenture, provides that 5,384,615 additional shares of common stock be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will total 9,230,769. At November 15, 2003 Newmarket requested that an additional $58,000.of the convertible debt be converted to common stock.

     The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the 5% convertible debentures are reported as non-cash financing costs of $708,360 in the financial statements for the three months ended October 31, 2002.

     The agreement with Newmarket also provided that Newmarket provide a standby credit facility for $250,000, bearing interest at 13% per annum. During the three months ended October 31, 2003, the Company paid $50,000 on this standby credit. At October 31, 2003 the Company is in default of the total remaining balance of $100,000 and is currently in negotiations to extend the note.

     Convertible Preferred Stock - In 2001, the Company sold 64,000 units consisting of one share of Series C Convertible Preferred stock and one warrant exercisable at $1.00 for an additional share of Series C stock for a price of $1,500,000. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. The resulting 30% imputed discount of $318,714 was charged to retained earnings (deficit) in a manner analogous to a dividend. In April 2003, all of the Series C Convertible Preferred stockholder converted their shares into 10,000,000 common shares. An inputed non-cash dividend charge of $921,428 was recorded for the anti-dilution adjustment.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $590,458 for the three months ended October 31, 2003 and has an accumulated deficit of $24,388,252 at October 31, 2003. The operating losses, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company believes that the existing financing is adequate for future requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - Commitments

     Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review of amounts accrued and consultation with counsel, believes it has meritorious defenses and considers that any additional liabilities from these matters would not materially affect the financial position, liquidity or results of operations of the Company. The Company is not currently a party to any legal proceedings either as a defendant or as a plaintiff.

     In March 2003 the Company renegotiated a payment schedule from a dispute with a former landlord regarding the former corporate headquarters for the Company. The Company agreed to make monthly payments of $15,000 until the settlement is paid in full. The balance at October 31, 2003 is $202,806 and is accounted for as a component of accounts payable.

NOTE 5 - Tax Expense

     The Company has not accrued Income Tax Expense for the periods ended October 31, 2003 and 2002 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two primary sources are Services Revenues, which, compared to the comparable period last year, increased 25% and Advertising Revenues, which increased almost 500%.

     Service Revenues are generated by selling the handicapping advice and analysis of our professional handicappers. Services Revenue continued to show strong growth of 25% ($1,845,379 vs. $1,471,700). Services Revenue is generated from respondents to our various media promotions including the telephone numbers advertised on our weekly 30-minute television infomercial program called [Wayne Allyn Root's WinningEDGE , which, during the 2003 football season airs nationally on Fox Sports Network owned television stations and other selected stations and cable networks including Comcast

Mid-Atlantic and Comcast Philadelphia. We also produce an hour long radio program called The WinningEDGE that airs on selected radio stations nationwide as well as on our flagship station, XTRA in Southern California. In addition to The WinningEDGE television and radio programs we also advertise our services on radio in various markets and in selected print media
including the week-end edition of USA Today   During a football weekend we
will receive as many as 12,000 to 15,000 phone calls in response to our offers. These calls are returned by our team of sports account representatives in our office in Las Vegas and a satellite office in Albany, New York. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site. With regard to Service Revenue, it is important to note that accounting methodology requires that sales made during the quarter, which require the delivery of handicapping selections in subsequent quarters, are not recorded as revenues during the quarter the services are sold, but rather during the quarter that the services are delivered and are recorded on the Company's balance sheet as "Deferred Revenue". Deferred Revenue increased by approximately $300,000 for Q1. Most of this deferred revenue will be captured as increased revenue for Q2. Since essentially all the cost associated with generating these Deferred Revenues was recorded as expense in Q1, the higher Q1 Deferred Revenue can be expected to make a substantial contribution to revenue and profit for Q2.

     The second major source of revenue for the Company is "Advertising Revenues", which increased almost 5 fold ($461,608 vs. $77,778) from the
comparable period last year.   Advertising Revenues are revenues generated
from payments made to the Company from third party advertisers on our various television, radio, print, and Internet properties. They also include revenues generated from production of our new "The UltimateEDGE " pay-per-view television show airing on iNDemand and from the rental of our databases to noncompetitive advertisers. Note that the Company has built a telemarketing/direct mail database of over 250,000 potential clients who have called our various media and an e-mail database of over 200,000 Internet respondents. Although it is not recorded as an asset on the Company's balance sheet, the Company considers these to be extremely valuable assets both as a continuing lead source for our handicapping services and as an additional source of revenue from the rental of both of our customer lists. This database and the loyal viewing and listening audience that the Company has built for its television, radio, print, and Internet properties has enabled the Company to attract a number of paid advertisers for these various media. The Company believes that going ahead, it is well positioned to continue to rapidly grow both Services and Advertising Revenues.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the balance sheets as of October 31, 2003 (unaudited) and July 31, 2003 (audited) and the unaudited statements of operations and cash flows for the three months ended October 31, 2003 and 2002, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003 filed with the Securities and exchange Commission on November 9, 2003. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

     The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, two areas of particular significance are identified. One of theses areas is the deferral estimate applied to revenues and the other area is the pricing of options and warrants issued by the Company. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

     Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contract ratably, over the estimated term of the underlying service contract. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2003 TO THE THREE MONTHS ENDED OCTOBER 31, 2002

     REVENUES. Net revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased from $1,471,700 for the three months ended October 31, 2002 to $1,845,379 for the same period in 2003, an increase of 25%. The increase is a direct result of building a larger client base from viewership of "Wayne Allyn Root's WinningEdge" infomercial, The WinningEDGE radio program, increased traffic to the Company's Internet site, www.winningedge.com, and repeat business from the existing client base. Revenues from advertising increased from $77,778 for the three months ended October 31, 2002 to $461,608 for the same period in 2003 , an increase of 494%. This increase is a direct result of the continued growth in viewership and exposure of the Company's television, radio, print, and Internet properties as well as it's very substantial telemarketing/direct marketing and Internet databases. As a result of this exposure and growth the Company has reached a critical mass point where it is able to generate substantial revenues from third party advertisers seeking to reach our demographically desirable male audience. Consequently, the Company made a strategic decision to aggressively pursue Advertising Revenues from noncompetitive third parties. As part of this decision the Company entered into a pay-per-view agreement with iNDemand for the production of The UltimateEDGE pay-per-view NFL pregame show which began airing the first week in October on Saturday and Sunday on iNDemand and TVN pay-per-view, reaching over 30 million cable households. The expenses associated with the start-up and production of shows in October are included in Q1. Revenues, however, will not be reported in the Company's financial statements until they are reported to us at the end of the football season. The strategic decision to aggressively pursue advertising revenues has resulted in the significant increase reported for the quarter and we believe that revenues from advertising will continue to grow and become an increasingly significant portion of the current and future years revenues and profit as a direct result of the Company's increasing client base and viewer-ship and by creating additional venues and products to offer our sponsors, including television, radio, web site, and list rentals.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $2,701,040 for the three months ending October 31, 2003 and $3,153,779 for the same period in 2002, a decrease of 14%. A detailed breakdown of those costs and expenses follows:

     Handicapping fees decreased from $221,670 for the three months ending October 31, 2002 to $213,653 for the same period in 2003, a decrease of 4%. These fees are based upon revenues before changes in deferred revenue and the total amount in 2003 bears the appropriate relationship to revenues and our agreements with our handicappers. Handicapping fees decreased for the three months ending 2003 compared to 2002 while revenues increased, is due to minimum guaranteed payments to handicappers in 2002.

     Advertising Expenses, including production costs, decreased from $1,133,908 for the three months ended October 31, 2002 to $1,057,838 for the same period in 2003. This 7% decrease is a direct result of the purchase of media time including time on PAX TV in 2002, with such purchases not being repeated in 2003. Virtually all of our advertising expense is incurred from September to December, during the football season and early part of the basketball season. Note that while these Q1 Advertising Expenses contribute to building our brand names and databases and therefore year long Service Revenues they are expensed as incurred.

     Commission Expense increased from $623,487 for the three months ended October 31, 2002 to $645,061 for the same period in 2003, an increase of 4%. Commissions are based upon revenues before changes in deferred revenue and this increase is consistent with that activity. The percentage increase in commissions in the 2003 period are not as large as the increase in handicapping service revenues because of changes in certain commissions and limitations on commissions of supervisory personnel.

     Salaries and Wages decreased from $407,315 for the three months ended October 31, 2002 to $315,016 for the same period in 2003, a decrease of 23%. This is the result of reduction of certain positions. The Company has adequate staffing to run the operations, has stabilized the number of salaried employees, and does not currently plan any significant additions to staff.

     Professional Fees decreased from $194,798 for the three months ended October 31, 2002 to $45,669 for the same period in 2003 a 77% reduction. The amount for 2002 was greater because of legal and accounting fees related to the settlement of litigation and disputes.

     General and Administrative Expenses decreased from $512,295 for the three months ended October 31, 2002 to $411,819 for the same period in 2003 a decrease of 20%. This decrease is a result of the cost cutting activities begun in the 4th quarter of the fiscal year ended July 31, 2003.

Seasonality

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year. and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of October 31, 2003, was $2,666,457 as compared to a deficit of $3,240,157 as of July 31, 2003. Of the October 31, 2003 amount, approximately $814,000 represents revenues from sales which will not be recognized until after October 31, 2003. During the three months ended October 31, 2003, we raised approximately $427,793 from accredited investors.

     The Company believes that this additional financing and cash flow from operations will be sufficient to fund short term operating requirements. The company will continue to seek additional infusion of capital from accredited investors for debt repayment and operating deficits until the company is operationally profitable.

FORWARD LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, our present financial condition, the risks and uncertainties concerning the availability of additional capital as and when required, the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 3.  INTERNAL CONTROLS

     The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended October 31, 2003, we issued 4,697,272 shares of common stock to 6 convertible note holders pursuant to the conversion of $886,667 of convertible debt and $38,892 of accrued interest.
We also issued 3,846,154 shares of common stock to Newmarket Investments plc pursuant to its conversion of $500,000 of its convertible debenture. All of these shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

     During the three months ended October 31, 2003, we sold 2,968,518 shares of common stock to 17 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares were sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount received for the shares.

     During the three months ended October 31, 2003, we issued 200,000 shares of common stock to one person as payment for services. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificate.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.


ITEM 5.  OTHER INFORMATION.

     In August 2003, directors John T. Manner and Timothy J. Keating resigned their positions as directors of the Registrant. In October 2003, Mr. Simon Hayes resigned his position as director of the Registrant. Neither Mr. Manner, Mr. Keating nor Mr. Hayes expressed any disagreement with the Registrant as a reason for their resignation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         Exhibit No.     Description                    Location

           31.1          Certification of Chief         Filed herewith
                         Executive Officer Pursuant     electronically
                         to Section 302 of the
                         Sarbanes-Oxley Act of 2002

           31.2          Certification of Chief         Filed herewith
                         Financial Officer Pursuant     electronically
                         to Section 302 of the
                         Sarbanes-Oxley Act of 2002

           32.1          Certification of Chief         Filed herewith
                         Executive Officer Pursuant     electronically
                         to 18 U.S.C Section 1350

           32.2          Certification of Chief         Filed herewith
                         Financial Officer Pursuant     electronically
                         to 18 U.S.C Section 1350

     (b) Reports on Form 8-K.

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GWIN, Inc.
                                      (Registrant)


Dated: December 11, 2003              By:/s/ Jeffrey Johnson
                                         Jeffrey Johnson
                                         Chief Financial Officer


Dated: December 11, 2003              By:/s/ Wayne Allyn Root
                                         Wayne Allyn Root
                                         Chairman and Chief Executive
                                         Officer