Form 10KSB/A
period 2003-07-31
GWIN INC
filed 2004-02-27
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  AMENDMENT NO. 1


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

Common Stock, $.0001 Par Value - 52,375,492 shares
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

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

10.19 Series C Preferred Stock Purchase Agreement dated July 10, 2001 between Trilium Holdings Ltd. and the Company (1)

10.20      Promissory Note dated November 12, 2001 issued to Mr. Keating. (3)

10.21      Promissory Note dated November 12, 2001 issued to Mr. Root. (3)

10.22 Securities Purchase Agreement dated June 29, 2002 between Laurus Master Fund, Ltd. and GWIN (4)

10.23      2002 Equity Incentive Plan (6)

10.24 Employment Agreement with Wayne Allyn Root dated July 31, 2003 - previously filed


21.1       List of Subsidiaries (4)


23.1       Consent of Demetrius & Company, LLC Independent Public Accountants
           - Filed herewith electronically

23.2       Consent of Moore Stephens, P.C. Independent Public Accountants
           - Filed herewith electronically

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - previously filed.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - previously filed.

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350 - previously filed.

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350 - previously filed.

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


(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant caused this Amendment No. 1 to its Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2004.

                                GWIN, INC.



                                By:/s/ Douglas Miller
                                   -----------------------------------------
                                   Douglas Miller, President