Form 10QSB
period 2004-01-31
GWIN INC
filed 2004-03-11
CIK 924396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 2004

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                      N/A
                (Former name, former address and former fiscal year,
                           if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of January 31, 2004 the Company had 65,850,897 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                  GWIN, Inc.

                             Index to Form 10-QSB

                                                                      Page
Part I-- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at January 31,
             2004 (Unaudited) ......................................   3

             Consolidated Statements of Operations for the
             three and six month periods ended January 31, 2004
             and 2003 (Unaudited) ..................................   4

             Consolidated Statements of Cash Flows for the
             six month periods ended January 31, 2004 and 2003
             (Unaudited) ...........................................   5

             Notes to Financial Statements..........................  6-8

     Item 2. Management's Discussion and Analysis or Plan of
             Operation .............................................  8-14

     Item 3. Internal Controls .....................................  14

Part II-- OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................  14

     Item 2.  Change in Securities and Use of Proceeds .............  14

     Item 3.  Defaults Upon Senior Securities ......................  15

     Item 4.  Submission of Matters to a Vote of Securities
              Holders ..............................................  15

     Item 5.  Other Information ....................................  15

     Item 6.  Exhibits and Reports on Form 8-K .....................  15

Item 1.    CONSOLIDATED Financial Statements

                                   GWIN, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 January 31, 2004

ASSETS
 Current assets:
  Cash                                                    $     34,470
  Accounts receivable                                          242,002
                                                          ------------
     Total current assets                                      276,472
                                                          ------------

Property & equipment (net)                                      66,786
Equipment held under capital leases (net)                       10,712
Deposits & other assets                                         96,016
                                                          ------------
     Total assets                                         $    449,986
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long-term debt, less
  unamortized discount of $29,764                         $    503,994
 Accounts payable - related parties                            287,681
 Notes payable   related parties                               200,000
 Deferred revenue                                              420,534
 Accounts payable                                              580,444
 Accrued settlement costs                                      182,806
 Other accrued liabilities                                      24,817
                                                          ------------
     Total current liabilities                               2,200,276
                                                          ------------
 Long term debt                                                 51,053
                                                          ------------
     Total liabilities                                       2,251,329
                                                          ------------

Stockholders' deficit:
 Preferred stock - $0.0001 par value; 5,000,000
  shares authorized; 9 shares issued and outstanding                 0
 Common stock - $0.0001 par value; 150,000,000 shares
  authorized; 65,850,897 issued and outstanding                  6,585
 Additional paid in capital                                 22,687,876
 Accumulated deficit                                       (24,399,137)
 Prepaid Expenses -Related Parties                             (96,667)
                                                          ------------
     Total stockholders' deficit                            (1,801,343)
                                                          ------------
Total liabilities and stockholders' deficit               $    449,986
                                                          ============

                                 GWIN, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Three months ended        Six months ended
                                      January 31,              January 31,
                                  2004          2003         2004          2003
                              -----------   -----------   -----------   -----------
Net revenue - services        $ 2,343,942   $ 2,865,083   $ 4,189,321   $ 4,336,783
Revenues - advertising            115,468        55,556       577,076       133,334
                              -----------   -----------   -----------   -----------
     Total revenues           $ 2,459,410   $ 2,920,639   $ 4,766,397   $ 4,470,117
                              -----------   -----------   -----------   -----------

Handicapping fees                  72,859       111,292       172,074       184,444
Handicapping fees -
 related party                    151,147       135,005       265,585       283,523
Advertising expense               521,361     1,068,799     1,579,199     2,202,707
Commissions                       770,079       963,528     1,415,140     1,587,015
Salaries & wages                  313,887       315,531       628,903       722,846
Professional fees                  91,378       155,970       137,047       350,768
General and administrative        411,484       404,937       814,738       917,232
Non-recurring charges; bad
 debt expense                           0             0         8,565             0
Depreciation expense               10,874        60,306        22,858       120,612
                              -----------   -----------   -----------   -----------
     Total operating expense    2,343,069     3,215,368     5,044,109     6,369,147
                              -----------   -----------   -----------   -----------
     Operating income (loss)      116,341      (294,729)     (277,712)   (1,899,030)

Non-cash financing costs                0       (28,170)            0       (73,170)
Interest (expense), including
 amortization of debt discount    (65,819)     (303,373)     (163,405)     (529,952)
Other non-cash cost of
 financing                        (45,000)            0       (95,000)     (708,360)
Interest (expense) - related
 parties                          (16,407)      (48,174)      (65,226)      (52,093)
                              -----------   -----------   -----------   -----------
     Net (loss)                   (10,885)     (674,446)     (601,343)   (3,262,605)
                              -----------   -----------   -----------   -----------
Imputed non-cash dividend on
 Series C Preferred Stock               0             0             0      (385,714)
                              -----------   -----------   -----------   -----------
Net (loss) used in per share
 calculation                  $   (10,885)  $  (674,446)  $  (601,343)  $(3,648,319)
                              ===========   ===========   ===========   ===========

Basic and diluted (loss)
 per share of common stock    $     (0.01)  $     (0.03)  $     (0.01)  $     (0.17)
                              ===========   ===========   ===========   ===========

Basic and diluted weighted
 shares of common stock
 outstanding                   61,104,299    21,881,737    58,858,402    21,733,720
                              ===========   ===========   ===========   ===========

                                  GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                            Six months ended
                                                                               January 31,
                                                                         ------------------------
                                                                            2004          2003
                                                                         ---------    -----------
Cash flows - operating activities:
 Net (loss)                                                              $(601,343)   $(3,262,605)
  Adjustments to reconcile net (loss) to net cash used in operations:
    Depreciation                                                            22,858        120,612
    Services paid with warrants                                               --           30,000
    Services & settlements paid with common stock and warrants              95,000        251,904
    Interest expense - issuance of convertible debt                           --          781,530
    Interest expense - issuance of convertible debt (warrants portion)        --          426,412
    Interest expense - amortization of debt discount                       155,141           --
     Amortization of Pre-paid Expenses - Related Parties                    30,000           --
     Decrease (increase) in:
      Accounts receivable                                                 (204,529)       (18,024)
      Prepaid expenses                                                      25,347        135,534
      Other assets                                                         (75,066)        44,277
     Increase (decrease) in:
      Deferred revenue                                                     (94,893)       465,666
      Accounts payable                                                     (12,138)       (39,189)
      Accounts payable - related parties                                    (4,003)          --
      Accrued settlement costs                                             182,806           --
      Other current liabilities                                            (82,155)      (162,826)
                                                                         ---------    -----------
     Total adjustments                                                      38,368      2,240,896
                                                                         ---------    -----------
Total cash (used in) operating activities                                 (562,975)    (1,021,709)
                                                                         ---------    -----------
Cash flows - investing activities:
 Purchase of fixed assets                                                  (43,447)       (22,488)
                                                                         ---------    -----------
     Total cash used in investing activities                               (43,447)       (22,488)
                                                                         ---------    -----------
Cash flows - financing activities:
 Proceeds from issuance of long-term debt, net of discount                       0      1,027,952
 Payments on long-term debt & lease obligations                           (207,715)      (186,760)
 Proceeds from issuance of common stock                                    427,793              0
                                                                         ---------    -----------
Total cash provided by financing activities                                220,078        841,192
                                                                         ---------    -----------
Net (decrease) in cash                                                    (386,344)      (203,005)
Cash - beginning of the periods                                            420,814        324,786
                                                                         ---------    -----------
Cash - end of the periods                                                $  34,470    $   121,781
                                                                         =========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: For the six months ended
January 31, 2004 and 2003, the Company paid $ 0 for taxes and $41,583 for interest and $ 0 for taxes and $103,540 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs.  For the six months ended January 31, 2004 and 2003, the amounts were $95,000 and $251,904, respectively. The Company issued stock for the redemption of debt and the related accrued interest in the amount of $1,625,559 and $0 in the six month periods ended
January 31, 2004 and 2003, respectively.

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

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping with a smaller amount related to baseball handicapping. Due to this seasonality, quarterly results may vary materially between the football, basketball, and baseball seasons, with sales higher in the first and the second quarter of the Company's fiscal year, and lower sales during the remainder of the year. The Company also spends the majority of its advertising and promotional budgets during the first and second quarter with only minimal advertising and promotional expenditures during the remainder of the year.

     In addition to revenues from the sales of handicapping analysis, information, and advice, the Company also generates revenues from the sale of advertising on its television, radio, and Internet shows and properties.

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003. The results of the three and six month periods ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year ending July 31, 2004.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the six months ended January 31, 2004 and 2003, the number of common stock equivalents excluded from the calculation were 4,745,598 and 22,832,108 respectively.

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No options were granted during the three and six month periods ended January 31, 2004 and 2003.

Revenue Recognition

     Handicapping Service Agreements - Revenue from handicapping service agreements is recognized ratably, as services are rendered in proportion to the total services to be provided under the agreements. At January 31, 2004 the Company had received approximately $421,000 for handicapping services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

     Advertising Agreements - Revenue from advertising agreements is recognized over the term of the agreements based on individual showings of the advertising in proportion to the total showings during the term of the agreement. At January 31, 2004 the Company had received no payments for advertising services not rendered by that date.

     Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debentures - We previously entered into an agreement with Newmarket Investments, plc ("Newmarket"), which provided that Newmarket invest $1,200,000 in the Company in exchange for a convertible debenture. In October 2003, Newmarket converted $500,000 of the convertible debenture into 3,846,154 shares of common stock. In January 2004, Newmarket converted the remaining balance of $700,000 of the convertible debenture into 5,384,615 additional shares of common stock.

     Convertible Preferred Stock - The Company has no convertible preferred stock issued and outstanding at January 31, 2004 .

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $601,343 for the six months ended January 31, 2004 and has an accumulated deficit of $24,399,137 at January 31, 2004. The operating losses, as well as uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     In March 2003, the Company renegotiated a payment schedule from a dispute with a former landlord regarding the former corporate headquarters for the Company. The Company agreed to make monthly payments of $15,000 until the settlement is paid in full. The balance at January 31, 2004 is $172,806 and is accounted for as a component of accounts payable.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended January 31, 2004 and 2003 at its statutory rates due to unused net operating losses and acquired net operating losses.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

     We provide sports handicapping information and analysis to sports bettors through direct marketing channels such as television, radio, the Internet, and print media. The handicapping information that we currently provide includes commentary, analysis and selections from leading sports handicappers for professional and college football, professional and college basketball, and professional baseball.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Balance Sheet as of January 31, 2004, the unaudited Statements of Operations for the three and six month periods ended January 31, 2004 and 2003 and the unaudited Statement of Cash Flows for the six month periods ended January 31, 2004 and 2003, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003 filed with the Securities and Exchange Commission on November 9, 2003. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

     The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document as well as facts and factors that are not discussed in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two primary sources are Services Revenues, and Advertising Revenues.

     Service Revenues are generated by selling the handicapping advice and
analysis of our professional handicappers.    Services Revenue is generated
from respondants to our various media promotions including the telephone numbers advertised on our weekly 30-minute television infomercial program called Wayne Allyn Root's WinningEDGE , which, during the 2003 football season aired nationally on Fox Sports Network owned television stations and other selected stations and cable networks including Comcast Mid-Atlantic and Comcast Philadelphia. We also produced an hour long radio program called The WinningEDGE that airs on selected radio stations nationwide as well as on our flagship station, XTRA in Southern California. In addition to The WinningEDGE television and radio programs we also advertise our services on radio in various markets and in selected print media including the week-end edition of
USA Today.   During the football season we will receive as many as 10,000 phone calls in response to our offers weekly. These calls are returned by our team of sports account representatives in our office in Las Vegas. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free live odds, scores, schedules, injury and weather reports, and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The Company has two distinct sources of revenue: handicapping service agreements and advertising agreements. We offer handicapping service agreements from our team of leading sports handicappers; these agreements can cover a wide breadth of service and may be provided over a lengthy period of time. Advertising Revenues are revenues generated from payments made to the Company from third party advertisers on our various television, radio, print, and Internet properties. They also include revenues generated from purchases of our new "The UltimateEDGE " pay-per-view television show that aired during the 2003-2004 football season on iNDemand pay-per-view, and from the rental of our databases to noncompetitive advertisers.

     The Company has built a telemarketing/direct mail database of over 250,000 potential clients who have called for our services, and an e-mail database of over 200,000 e-mail addresses. The Company considers these unrecorded intangible assets to be extremely valuable both as a continuing lead source for our handicapping services and as an additional source of revenue. This database and the loyal viewing and listening audience that the Company has built for its television, radio, print, and Internet properties has enabled the Company to attract a number of paid advertisers for these various media. The Company believes that it is well positioned to continue to grow both Services and Advertising Revenues as well as these databases.

     The Company showed substantial improvement of operations. For the six months ended January 31, 2004, the Company's operating loss decreased to $277,712 compared to $1,899,030 for the same period in 2003. This improvement was due to cutting operating costs by $1,325,038 and increasing advertising revenue by over $400,000. The Company has also made improvements on the balance sheet, by paying off and converting debt, and decreasing liabilities by over $3,334,000. The Company recorded an operating profit of $116,341 for the Quarter ended January 31, 2004 compared to an operating loss of $294,729 for the same period last year.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are important to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, two areas of particular significance are identified. One of theses areas is the deferral estimate applied to revenues and the other area is the pricing of options and warrants issued by the Company. In addition, please refer to Note 2 to the accompanying consolidated financial statements for further discussion of our accounting policies.

     Revenue Recognition - Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated.

     Stock Options and Equity Instruments - In the past two years, we have issued substantial amounts of warrants and options to purchase common stock in connection with financing activities and as payment for services and other items. We record the cost attributable to those issuances on the basis of the Black-Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility.

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2004 TO THE SIX MONTHS ENDED JANUARY 31, 2003

     REVENUES. Total revenues for the six months ended January 31, 2004 increased 6%, from $4,470,117 to $4,766,397 for the comparable period in 2003. Revenues from advertising increased from $133,334 for the six months ended January 31, 2003 to $577,076 for the same period in 2004, an increase of 436%. This increase in advertising revenues is a result of the Company's creation and continued expansion of its television and radio shows, website, and database that deliver a highly desirable, upscale male demographic for advertisers. Net revenues from sports handicapping services (after charge-backs and deferred revenue adjustments) decreased from $4,336,783 for the months ended January 31, 2003 to $4,189,321 for the same period in 2004, a decrease of 0.04%. This decrease is attributable to the Company's strategic decision to place an increased focus on profitability rather than growth by reducing its media expenditures during the period. Also, in late November the Company was the victim of a security breach with an outside computer hacker gaining access to our proprietary customer and lead database and clandestinely selling it to a number of our competitors. The extent of the loss in reduced revenues and increased chargebacks is substantial and still being quantified. We have notified and are working closely with the proper authorities and have filed insurance claims.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $5,044,109 for the six months ended January 31, 2004 versus $6,369,147 for the same period in 2003, a decrease of 20%. These savings were across the board, with key components as follows:
Advertising Expenses, including production costs, decreased from $2,202,707 for the six months ended January 31, 2003 to $1,579,199 for the same period in 2004. These reduced media expenditures are a direct result of the decision to reduce the Company's emphasis on growth in favor of an increased emphasis on near-term profitability. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

     Other substantial cost savings were realized by restructuring the commission schedule for sales personnel, decreasing Commission Expense from $1,587,015 for the six months ended January 31, 2003 to $1,415,140 for the same period in 2004, a decrease of 11%, and by decreasing Salaries and Wages from $722,846 for the six months ended January 31, 2003 to $628,903 for the same period in 2004, a decrease of 12%. This savings was accomplished by operating with a slightly reduced staff and replacing selected staff with lower paid employees. Professional Fees also decreased from $350,768 for the six months ended January 31, 2003 to $137,047 for the same period in 2004, a 60% reduction. The Company does not have any ongoing litigation and expenses are in line with stabilized costs involving a publicly traded company.

     Finally, General and Administrative Expenses decreased from $917,232 for the six months ended January 31, 2003 to $814,738 for the same period in 2004, a decrease of 11%. The Company's general operating expenses have stabilized and several contracts were renegotiated for better pricing. This includes telephone charges and credit card fees on sales revenue. These two major expenses vary directly with sales activity and are consistent with revenues.

     OPERATING RESULTS. The Company showed substantial progress in improving Operating Results. For the six months ended January 31, 2004 the Company's operating loss decreased to $277,712 compared to $1,899,030 for the same period in 2003. As described above, his improvement was due to reducing operating costs by $1,325,038 and increasing advertising revenue by over $400,000. The Company has also made improvements on the balance sheet, by paying off and converting debt thereby decreasing liabilities by over $3,334,000.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2004 TO THREE MONTHS ENDED JANUARY 31, 2003

     REVENUES. Total revenues decreased from $2,920,639 for the three months ended January 31, 2003 to $2,459,410 for the same period in 2004. This is due to a decrease in Net Revenues from sports handicapping services (after charge-backs and deferred revenue adjustment) from $2,865,083 for the three months ended January 31, 2003 to $2,343,942 for the same period in 2004, which was partially offset by an increase in Advertising revenues from $55,556 for the three months ended January 31, 2003 to $115,468 for the same period in 2004, a increase of 102%. As discussed above in the six month analysis, this decrease in sports handicapping services Net Revenues is a direct result of the decision to reduce the emphasis on growth and increase the emphasis on profitability by reducing media expenditures and due to a security breach which resulted in a substantial loss of revenue and increase in charge-backs during the period.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $2,343,069 for the three months ended January 31, 2004 and $3,215,368 for the same period in 2003, a decrease of 27%. These savings were across the board, with key components as follows:
Advertising Expenses decreased from $1,068,799 for the three months ended January 31, 2003 to $521,361 for the same period in 2004 a 50% decrease. Commission Expense decreased from $963,528 for the three months ended January 31, 2003 to $770,079 in 2004, a decrease of 19%. This decrease is primarily due to the restructuring of the commission structure and is in line with sales. Salaries and Wages decreased from $315,531 for the three months ended January 31, 2003 to $313,887 for the same period in 2004, a decrease of 0.01%. Professional Fees decreased from $155,970 for the three months ended January 31, 2003 to $91,378 for the same period in 2004, a decrease of 40%. General and Administrative Expenses increased from $404,937 for the three months ended January 31, 2003 to $411,484 for the same period in 2004, an increase of 0.01%.

     OPERATING RESULTS. The Company showed substantial progress in improving Operating Results. The Company recorded an operating profit of $116,341 for the Quarter ended January 31, 2004 versus an operating loss of $294,729 for the same period last year. As described above, this improvement was achieved primarily by decreasing Operating Costs and Expenses.

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year, and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of January 31, 2004, was $1,923,804 as compared to a deficit of $3,240,157 as of July 31, 2003. Of the January 31, 2004 amount, approximately $420,500 represents revenues from sales which will not be recognized until after January 31, 2004. During the six months ended January 31, 2004, we raised approximately $427,800 from accredited investors.

     In order to reduce our working capital deficit and to finance our continuing operations, management is in the process of or intends in the future to take the following actions. We will be able to generate sufficient cash to support our operations during the twelve month period following the date of the financial statements by raising additional financing by continuing to sell shares of our common stock in a private offering to accredited investors through the offshore investment banker which has raised capital for us in the past and we may attempt to use other investment bankers to sell our common stock. Secondly, during the period October through January 2004, Newmarket Investments converted a total of approximately $1,200,000 of its convertible debenture into common stock, and Newmarket agreed to restructure the remaining short-term debt (including interest) of approximately $226,000 such that we have now agreed to pay this debt off over eighteen months at the rate of $13,000 per month beginning January 30, 2004. We also intend to increase our advertising revenue by selling additional sponsorship and advertising opportunities, and we intend to expand our business to cover additional sports and services and new geographic markets.

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2004

     GWIN's cash decreased approximately $386,000 during the six months ended January 31, 2004, to approximately $34,000 on January 31, 2004. The decrease was a result of the operating loss of $601,343 which was offset in part by the $427,793 in proceeds from the issuance of equity in order to fund advertising costs and to expand operations.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $1,021,709 in the six months ended January 31, 2003 to $562,975 in the six months ended January 31, 2004. Operating income was negatively impacted in the six months ended January 31, 2004 by compensation and advertising costs.

INVESTING ACTIVITIES

     Net cash used in investing activities increased from $22,488 during the six months ended January 31, 2003 to $43,447 during the six months ended January 31, 2004, due to the purchase of computer equipment essentially to enhance operational efficiency.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $841,192 during the six months ended January 31, 2003 to $220,078 during the six months ended January 31, 2004. Included in the amount for the six months ended January 31, 2004, $427,793 was received from the sale of common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

     As of January 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2004.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended January 31, 2004, we issued a total of 5,384,615 shares of common stock to Newmarket Investments plc pursuant to the conversion of its $700,000 convertible debenture. 523,077 of these shares were registered in our SB-2 registration statement that was declared effective during February 2003. We also issued 225,000 shares to three persons for services valued at $45,000. All of these shares (except for the 523,077 shares which were registered) were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

Item 3.  Defaults Upon Senior Securities.

     Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On February 6, 2004, an Annual Meeting of the Shareholders was held to vote on the appointment of members to the Board of Directors, to increase the number of authorized shares of common stock from 100 million to 150 million and to ratify the appointment of the Company's independent auditors. The following six persons were elected to the Board of Directors each by a vote of 31,323,369 shares for, 5,025 shares against, and 1,700 shares withheld: Wayne Allyn Root, Douglas R. Miller, Roger Aspey-Kent, Robert L. Seale, Timothy Michael Whalley and Roger L. Harrison.

     The shareholders approved the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 150,000,000 by a vote of 31,151,462 shares for, 140,284 shares against and 38,348 shares abstained.

     The shareholders also ratified the appointment of Moore Stephens, P.C., Certified Public Accountants, to act as independent auditors by a vote of 31,297,614 shares for, 2,725 shares against and 29,755 abstentions. There were no broker non-votes.

Item 5.  Other Information.

     Effective March 1, 2004, the Company's transfer agent is Colonial Stock Transfer, Inc., 66 Exchange Plaza, Salt Lake City, Utah 84111.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibit No.     Description

         3.1 Certificate of Incorporation of GWIN, Inc., as amended - filed herewith electronically


        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     - filed herewith electronically

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     - filed herewith electronically

        32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 - filed herewith electronically

        32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 - filed herewith electronically

     (b)  Reports on Form 8-K.

     On October 31, 2003, the Company filed a Form 8-K which reported under
Item 4 that Moore Stephens, P.C. had resigned as the independent auditors because their application with the PCAOB was still pending approval and the Company engaged Demetrius & Company, LLC as its independent auditors for the fiscal year ended July 31, 2003.

     On January 7, 2004, the Company filed a Form 8-K which reported under
Item 4 that Demetrius & Company, LLC had resigned as the independent auditors and the Company engaged Moore Stephens, P.C. as its independent auditors for the fiscal year ending July 31, 2004.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GWIN, Inc.
                                      (Registrant)




Dated:  March 11, 2004                By:/s/ Jeffrey Johnson
                                         Jeffrey Johnson
                                         Chief Financial Officer


Dated:  March 11, 2004                By:/s/ Wayne Allyn Root
                                         Wayne Allyn Root
                                         Chairman and Chief Executive
                                         Officer