Form 10QSB
period 2004-04-30
GWIN INC
filed 2004-06-14
CIK 924396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 30, 2004

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

                      Commission File Number 000-24520


                                  GWIN, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                               04-3021770
    (State or other jurisdiction of       (IRS Employer Identification
    incorporation or organization)                     Number)


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

                                Yes [X] No [ ]

As of April 30, 2004 the Company had 78,123,084 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]









                                  GWIN, Inc.

                             Index to Form 10-QSB

                                                                   Page

Part I:  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet at April 30,
             2004 (Unaudited) ...................................   3

             Consolidated Statements of Operations for the
             three and nine month periods ended April 30, 2004
             and 2003 (Unaudited) ...............................   4

             Consolidated Statements of Cash Flows for the
             nine month periods ended April 30, 2004 and 2003
             (Unaudited) ........................................   5

             Notes to Financial Statements ......................   7

     Item 2. Management's Discussion and Analysis or Plan of
             Operation ..........................................   10

     Item 3. Controls and Procedures ............................   15

Part II:  OTHER INFORMATION

     Item 1. Legal Proceedings ..................................   15

     Item 2. Change in Securities and Use of Proceeds ...........   15

     Item 3. Defaults Upon Senior Securities ....................   16

     Item 4. Submission of Matters to a Vote of Securities
             Holders ............................................   16

     Item 5. Other Information ..................................   16

     Item 6. Exhibits and Reports on Form 8-K ...................   16

PART 1:  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED Financial Statements

                                  GWIN, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                April 30, 2004

ASSETS
 Current assets:
  Cash                                                      $    301,389
  Accounts receivable                                            204,453
  Prepaid Expenses                                                25,000
                                                            ------------
     Total current assets                                        530,842
                                                            ------------

Property & equipment (net)                                        79,310
Equipment held under capital leases (net)                          8,216
Deposits & other assets                                          291,663
                                                            ------------
     Total assets                                           $    910,031
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long-term debt, less unamortized
  account of $27,557                                        $    505,599
 Accounts payable - related parties                               62,238
 Notes payable - related parties                                 247,781
 Deferred revenue                                                580,364
 Accounts payable                                                531,694
                                                            ------------
     Total current liabilities                                 1,927,673
                                                            ------------

Long term debt                                                    30,893
                                                            ------------
Total liabilities                                              1,958,566
                                                            ------------
Stockholders' deficit:
 Preferred stock - $0.0001 par value; 5,000,000
  shares authorized; no shares issued and outstanding               -
 Common stock - $0.0001 par value; 150,000,000
  shares authorized; 78,123,084 shares issued and
  outstanding                                                      7,812
 Additional paid in capital                                   23,866,093
 Accumulated deficit                                         (24,840,773)
 Prepaid Expenses-Related Parties                                (81,667)
                                                            ------------
Total stockholders' deficit                                   (1,021,011)
                                                            ------------
Total liabilities and stockholders' deficit                 $    910,031
                                                            ============

Please see notes to the consolidated financial statements.

                                  GWIN, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               Three months ended            Nine months ended
                                                   April 30,                    April 30,
                                         -------------------------    --------------------------
                                              2004         2003           2004           2003
                                         -----------   -----------    -----------    -----------

Net revenue - services                   $   955,219   $(1,193,333)   $ 5,144,541    $ 5,530,116
Revenues - advertising                        58,000        70,000        635,076        203,334
                                         -----------   -----------    -----------    -----------
     Total revenues                      $ 1,013,219   $ 1,263,333    $ 5,779,617    $ 5,733,450
                                         -----------   -----------    -----------    -----------

Handicapping fees                             36,553        62,908        208,627        247,352
Handicapping fees - related party             65,668        49,839        331,253        333,362
Advertising expense                          176,024       122,058      1,755,223      2,324,765
Commissions                                  253,246       296,157      1,668,386      1,883,172
Salaries & wages                             296,169       258,585        925,072        981,431
Professional fees                             26,797       141,680        163,844        492,448
General and administrative                   210,059       213,765      1,024,798      1,130,997
Non-recurring charges; bad debt expense        1,422        40,000          9,986         40,000
Depreciation expense                          10,513        61,411         33,371        182,023
                                         -----------   -----------    -----------    -----------
     Total operating expense               1,076,451     1,246,403      6,120,560      7,615,550
                                         -----------   -----------    -----------    -----------
     Operating income (loss)                 (63,232)       16,930       (340,943)    (1,882,100)

Non-cash financing costs                        -             -           (95,000)       (73,170)
Interest (expense), including
 amortization of debt discount               (58,186)     (277,764)      (221,591)      (807,716)
Other non-cash cost of financing            (317,104)     (801,403)      (317,104)    (1,509,763)
Interest (expense) - related parties          (3,114)      (30,766)       (68,340)       (82,859)
                                         -----------   -----------    -----------    -----------
     Net (loss)                             (441,636)   (1,093,003)    (1,042,979)    (4,355,608)

Imputed non-cash dividend on Series C
 Preferred Stock                                -       (1,412,857)          -        (1,798,572)
                                         -----------   -----------    -----------    -----------
Net (loss) used in per share
 calculation                             $  (441,636)  $(2,505,806)   $(1,042,979)   $(6,154,180)
                                         ===========   ===========    ===========    ===========
Basic and diluted (loss) per share
 of common stock                         $     (0.01)  $     (0.10)   $     (0.02)   $     (0.26)
                                         ===========   ===========    ===========    ===========

Basic weighted shares of common stock
 outstanding                              70,024,958    25,746,000     63,511,100     23,370,000
                                         ===========   ===========    ===========    ===========

Please see notes to the consolidated financial statements.


                                  GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months ended
                                                         April 30,
                                                 --------------------------
                                                    2004           2003
                                                 -----------    -----------
Cash flows - operating activities:
 Net (loss)                                      $(1,042,979)   $(4,355,608)
 Adjustments to reconcile net (loss) to net
  cash used in operations:
   Depreciation                                       33,371        182,023
   Services paid with warrants                          -            45,000
   Services & settlements paid with common
    stock and warrants                               520,821        841,934
   Interest expense - issuance of convertible
    debt                                                -         1,582,933
   Interest expense - issuance of convertible debt
    (warrants portion)                                  -           623,046
   Interest expense - amortization of debt discount  126,765           -
   Decrease (increase) in:
    Accounts receivable                             (166,979)         1,664
    Prepaid expenses                                     347        120,534
    Other assets                                    (270,713)       111,444
   Increase (decrease) in:
    Deferred revenue                                 (64,937)       103,015
    Accounts payable                                 (79,451)      (128,473)
    Accounts payable - related parties               126,000        134,480
    Accrued settlement costs                          17,119           -
    Other current liabilities                         (2,926)      (866,538)
                                                 -----------    -----------
     Total adjustments                               239,417      2,751,062
                                                 -----------    -----------
Total cash used in operating activities             (803,562)    (1,604,546)
                                                 -----------    -----------
Cash flows - investing activities:
 Purchase of fixed assets                            (56,810)       (24,454)
                                                 -----------    -----------
 Total cash used in investing activities             (56,810)       (24,454)
                                                 -----------    -----------
Cash flows - financing activities:
 Proceeds from issuance of long-term debt,
  net of discount                                     23,143      1,027,952
 Proceeds from conversion of warrants,
  debentures & options                               124,482           -
 Payments on long-term debt & lease obligations     (498,321)      (383,529)
 Proceeds from issuance of common stock            1,091,643        988,900
                                                 -----------    -----------
Total cash provided by financing activities          740,947      1,633,323
                                                 -----------    -----------
Net (decrease) in cash                              (119,425)        (4,323)
Cash - beginning of the periods                      420,814        324,786
                                                 -----------    -----------
Cash - end of the periods                        $   301,389    $   329,109
                                                 ===========    ===========
Please see notes to the consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: For the nine months ended April 30, 2004 and 2003, the Company paid $0 for taxes and $86,396 for interest and $0 for taxes and $175,020 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the nine months ended April 30, 2004 and 2003, the amounts were $520,821 in common stock and $-0- in warrants and $756,934 in common stock and $85,000 in warrants, respectively.

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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003. The results of the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year ending July 31, 2004.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the nine months ended April 30, 2004 and 2003, the number of common stock equivalents excluded from the calculation were 8,048,123 and 22,832,108 respectively.

                         GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - Basis of Presentation (continued)

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No employee options were granted during the three and nine month periods ended April 30, 2004 and 2003.

Revenue Recognition -

     Handicapping Service Agreements - Revenue from handicapping service agreements is recognized ratably, as services are rendered in proportion to the total services to be provided under the agreements. At April 30, 2004 the Company had received approximately $288,000 for handicapping services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

     Advertising Agreements - Revenue from advertising agreements is recognized over the term of the agreements based on individual showings of the advertising in proportion to the total showings during the term of the agreement. At April 30, 2004 the Company had received $292,000 for advertising services not rendered by that date.

     Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debentures - The Company has outstanding a total of $225,000 in convertible debentures, of that amount $200,000 automatically converts to Common Stock on August 31, 2004.

     Convertible Preferred Stock - The Company has no convertible preferred stock issued and outstanding at April 30, 2004.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

                          GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 3 - Going Concern (continued)

     The Company incurred a net loss of $1,042,979 for the nine months ended April 30, 2004 and has an accumulated deficit of $24,480,773 at April 30, 2004. The operating losses, as well as uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     In March 2003, the Company renegotiated a payment schedule from a dispute with a former landlord regarding the former corporate headquarters for the Company. The Company agreed to make monthly payments of $15,000 until the settlement is paid in full. The balance at April 30, 2004 is $112,806 and is accounted for as a component of accounts payable.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended April 30, 2004 and 2003 at its statutory rates due to unused net operating losses and acquired net operating losses.

NOTE 6- Shares Issued

     During the nine months ended April 30,2004, 25,747,592 shares of the Company's common stock were issued, compared to 18,986,156 shares for the same period ended April 30,2003. During the three month period ended April 30, 2004 12,272,185 shares of the Company's common stock were issued compared to 18,090,122 for the same period ended April,30 2003.

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

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two primary sources are Services Revenues and Advertising Revenues.

     Services Revenues are generated by selling the handicapping advice and
analysis of our professional handicappers.    Services Revenue is generated
from respondants to our various media promotions including the telephone numbers advertised on our weekly 30-minute television infomercial program called Wayne Allyn Root's WinningEDGE , which, during the 2003 football season aired nationally on Fox Sports Network owned television stations and other selected stations and cable networks including Comcast Mid-Atlantic and Comcast Philadelphia. We also produced an hour long radio program called The WinningEDGE that aired on selected radio stations nationwide as well as on our flagship station, XTRA in Southern California.

     In addition to The WinningEDGE television and radio programs we also advertise our services on radio in various markets and in selected print media
including the week-end edition of USA Today.   During the football season we
will receive phone calls in response to our offers weekly. These calls are returned by our team of sports account representatives. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free live odds, scores, schedules, injury and weather reports, and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue is advertising revenue. Advertising revenues are revenues generated from payments made to the Company from third party advertisers on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our databases to noncompetitive advertisers.

     The Company has built a significant telemarketing/direct mail database. The Company considers these unrecorded intangible assets to be extremely valuable both as a continuing lead source for Services Revenue and as an additional source of Advertising Revenue. This database and the loyal viewing and listening audience that the Company has built for its television, radio, print, and Internet properties has enabled the Company to attract a number of paid advertisers for these various media. The Company believes that it is well positioned to continue to grow both Services and Advertising Revenues.
On April 12 the Company announced that its television show "Wayne Allyn Root's WinningEDGE" had been accepted to air Fall of 2004 on Spike TV. Management considers this a major step forward as the show will now reach over 86 million cable households compared to 40 million last year on Fox Sports Net plus it will air Saturday mornings at 10 am rather than 8:30 am, a much more desirable time slot as it is nearer to the start of the Saturday football games.

     For the nine months ended April 30, 2004, the Company showed substantial improvement in operations with the Company's operating loss decreased to $340,943 compared to $1,882,000 for the same period in 2003. This improvement was due to cutting operating costs by $1,509,990 and increasing advertising revenue by over $425,000. The Company has also made improvements on the balance sheet, by paying off and converting debt, and decreasing liabilities by over $2,491,311 compared to the same period last year. The Company recorded an operating loss of $63,232 for the Quarter ended April 30, 2004 compared to an operating profit of $16,930 for the same period last year.

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

COMPARISON OF NINE MONTHS ENDED APRIL 30, 2004 TO THE NINE MONTHS ENDED APRIL 30, 2003

     REVENUES. Total revenues increased from $5,733,450 the nine months ended April 30,2003 to $5,779,617 in the name months ended April 30, 2004. Revenues from advertising increased from $203,334 for the nine months ended April 30, 2003 to $635,076 for the same period in 2004, an increase of 312%. This increase in advertising revenues is a result of the Company's creation and continued expansion of its television and radio shows, website, and database that deliver a highly desirable, upscale male demographic for advertisers. Net revenues from sports handicapping services (after charge-backs and deferred revenue adjustments) decreased from $5,530,116 for the nine months ended January 31, 2003 to $5,144,541 for the same period in 2004, a decrease of 7%. This decrease is attributable to loss of sales opportunities brought on in late November when the Company was the victim of a security breach with an outside computer hacker gaining access to our proprietary customer and lead database and clandestinely selling it to a number of our competitors. The extent of the loss in reduced revenues and increased chargebacks is in the $500,000 to $1,000,000 range. We are pursuing recovery of these losses through our insurance carrier, but there are no assurances that any amounts will be recovered. We have upgraded the Company's computer servers, software and hired a IT security consultant for ongoing monitoring of the Company's systems.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $6,120,560 for the nine months ended April 30, 2004 versus $7,615,550 for the same period in 2003, a decrease of19.6%. These savings were across the board, with key components as follows:
Advertising Expenses, including production costs, decreased from $2,324,765 for the nine months ended April 30, 2003 to $1,755,223 for the same period in 2004. These reduced media expenditures are a direct result of the decision to reduce the Company's emphasis on growth in favor of an increased emphasis on near-term profitability. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

     Other substantial cost savings were realized by restructuring the commission schedule for sales personnel, decreasing Commission Expense from $1,883,172 for the nine months ended January 31, 2003 to $1,668,386 for the same period in 2004, a decrease of 11.4%, and by decreasing Salaries and Wages from $981,431 for the nine months ended April 30, 2003 to $925,072 for the same period in 2004, a decrease of 5.7%. This savings was accomplished by operating with a slightly reduced staff and replacing selected staff with lower paid employees. Professional Fees also decreased from $492,448 for the nine months ended April 30, 2003 to $163,844 for the same period in 2004, a 66.7% reduction. The Company does not have any ongoing litigation and expenses are in line with stabilized costs involving a publicly traded company.

     Finally, General and Administrative Expenses decreased from $1,130,997 for the nine months ended April 30, 2003 to $1,024,798 for the same period in 2004, a decrease of 9.4%. The Company's general operating expenses have stabilized and several contracts were renegotiated for better pricing. This includes telephone charges and credit card fees on sales revenue. These two major expenses vary directly with sales activity and are consistent with revenues.

     OPERATING RESULTS. The Company showed substantial progress in improving Operating Results. For the nine months ended April 30, 2004 the Company's operating loss decreased to $340,943 compared to $1,882,100 for the same period in 2003. As described above, this improvement was due to reducing operating costs by $1,493,990 and increasing advertising revenue by $431,742. The Company has also made improvements on the balance sheet, by paying off and converting debt thereby decreasing total liabilities to $1,931,042.

COMPARISON OF THREE MONTHS ENDED April 30, 2004 TO THREE MONTHS ENDED April 30, 2003

     REVENUES. Total revenues decreased from $1,263,333 for the three months ended April 30, 2003 to $1,013,219 for the same period in 2004. This is due to a decrease in Net Revenues from sports handicapping services (after charge-backs and deferred revenue adjustment) from $1,193,333 for the three months ended April 30, 2003 to $955,219 for the same period in 2004. Advertising revenues decreased from $70,000 for the three months ended April

30, 2003 to $58,000 for the same period in 2004, a decrease of 17.1% Although advertising decreased for the quarter, the bulk of the advertising revenues are received when thetelevision show is being aired in the 1st and 2nd quarters. As discussed above in the nine month analysis, this decrease in net sports handicapping Services Revenues is a direct result of the decision to reduce the emphasis on growth and increase the emphasis on profitability by reducing media expenditures and due to a security breach which resulted in a substantial loss of revenue and increase in charge-backs during the period.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $1,076,451 for the three months ended April 30, 2004 compared to $1,246,403 for the same period in 2003, a decrease of 13.6%. Advertising expenses increased from $122,058 for the three months ended April 30, 2003 to $176,024 for the same period in 2004 a 44.2% increase. Commission Expense decreased from $296,157 for the three months ended April 30, 2003 to $253,246 for the same period in 2004, a decrease of 14.5%. This decrease is primarily due to the restructuring of the commission structure and is in line with sales. Salaries and Wages increased from $258,585 for the three months ended April 30, 2003 to $296,169 for the same period in 2004, a increase of 14.5%. This increase was due to the Company replacing administrative contractors (the expense of whom was included in general and
administrative expenses) with employees.   Professional Fees decreased from
$141,680 for the three months ended April 30, 2003 to $26,797 for the same period in 2004, a decrease of 81.1%. General and Administrative Expenses decreased from $213,765 for the three months ended April 30, 2003 to $210,059 for the same period in 2004, a decrease of 1.7%.

     OPERATING RESULTS. The Company recorded an operating loss of $63,232 for the Quarter ended April 30, 2004 versus an operating profit of $16,930 for the same period last year. As described above, the Company is continuing to decrease and stabilize operating expenditures while expanding additional revenue sources.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of April 30, 2004, was $1,392,910 as compared to a deficit of $3,240,157 as of July 31, 2003. Of the April 30, 2004 amount, approximately $580,000 represents revenues from sales which will not be recognized until after April 30, 2004. During the nine months ended April 30, 2004, we raised approximately $1,117,000 from accredited investors.

    In order to reduce our working capital deficit and to finance our continuing operations, management is in the process of or intends in the future to take the following actions. We expect to be able to generate sufficient cash to support our operations during the twelve month period following the date of the financial statements by raising additional financing by the sale of shares of our Common Stock in a private offering to accredited investors through the offshore investment banker who has raised capital for us in the past, and we may attempt to use other investment bankers to sell our Common Stock. Secondly, during the period October through January 2004, Newmarket Investments converted a total of approximately $1,200,000 of its convertible debenture into common stock, and Newmarket agreed to restructure the remaining short-term debt (including interest) of approximately $200,000 such that we have now agreed to pay this debt off over eighteen months at the rate of $13,000 per month beginning January 30, 2004. We also intend to increase our advertising revenue by selling additional sponsorship and advertising opportunities, and we intend to expand our business to cover additional sports and services and new geographic markets.

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2004

     GWIN's cash decreased $119,425 during the nine months ended April 30, 2004, to approximately $301,389 on April 30, 2004. The decrease was a result of the operating loss of $1,042,979 which was offset by the approximately $1,241,000 in proceeds from the issuance of equity and debt in order to fund operations.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $1,604,546 in the nine months ended April 30, 2003 to $958,272 in the nine months ended April 30, 2004. Operating income was negatively impacted in the nine months ended April 30, 2004 by compensation and advertising costs.

INVESTING ACTIVITIES

     Net cash used in investing activities increased from $24,454 during the nine months ended April 30, 2003 to $56,810 during the nine months ended April 30, 2004, due to the purchase of computer equipment and software to enhance operational efficiency and security.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $1,633,323 during the nine months ended April 30, 2003 to $1,155,755 during the nine months ended April 30, 2004.

FORWARD LOOKING STATEMENTS

     This report contains "forward-looking statements." These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, our present financial condition, the risks and uncertainties concerning the availability of additional capital as and when required, the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

     As of January 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 30, 2004.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During April 2004, we issued 1,190,625 shares to Wayne Allyn Root, the Company's Chairman and President, and 200,000 shares to the assignee of Mr. Root as payment for $111,250 in commissions which was owed to Mr. Root. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

     During February and March 2004, we sold an aggregate of 8,578,750 shares of common stock at a price of $.08 per share to 27 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares were sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount of the shares sold. We also issued

577,143 shares of common stock to the investment banking firm and 500,000 shares of common stock to five persons designated by the investment banker as compensation related to the private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the warrant certificates.

     During April 2004, we also issued a total of 745,669 shares of common stock to two persons as payment for indebtedness, we issued 80,000 shares to four independent directors as payment for their directors fees, and we issued 50,000 shares to two directors as reimbursement for expenses incurred in attending a board meeting. All of these shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

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

                                    GWIN, INC.
                                    (Registrant)



Dated:  June 14, 2004               By:/s/ Jeffrey Johnson
                                       Jeffrey Johnson
                                       Chief Financial Officer


Dated:  June 14, 2004               By:/s/ Wayne Allyn Root
                                       Wayne Allyn Root
                                       Chairman and Chief Executive Officer