Form 10KSB
period 2004-07-31
GWIN INC
filed 2004-11-01
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal period ended July 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

                        Commission File Number: 000-24520

                                   GWIN, INC.
             ------------------------------------------------------
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

                                 (702) 967-6000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 01, 2004 was approximately $7,837,500 based upon the closing price per share of the Common Stock of $0.11 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of
October 1, 2004:  Common Stock, $.0001 Par Value   83,290,496 shares


                                TABLE OF CONTENTS

                                                                        Page

PART I .................................................................  3

Item 1.  Description of Business .......................................  3

Item 2.  Description of Properties .....................................  8

Item 3.  Legal Proceedings .............................................  8

Item 4.  Submission of Matters to a Vote of Security Holders ...........  9

PART II ................................................................  9

Item 5.  Market for Common Equity and Related Stockholder Matters ......  9

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 10

Item 7.  Financial Statements .......................................... F-1

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ........................... 15

Item 8A. Controls and Procedures ....................................... 15

Item 8B. Other Information ............................................. 15

PART III ............................................................... 16

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act .... 16

Item 10. Executive Compensation ........................................ 19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................... 21

Item 12. Certain Relationships and Related Transactions ................ 22

Item 13. Exhibits ...................................................... 24

Item 14. Principal Accountant Fees and Services ........................ 26

SIGNATURES ............................................................. 28










                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     GWIN, Inc (the "Company") is headquartered in Las Vegas, Nevada. The Company provides sports handicapping analysis and advice to sports bettors worldwide through our wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE provides professional handicapping advice on professional football games played by the National Football League ("NFL"), professional
basketball games played by the National  Basketball   Association,   college
football and basketball games, professional major-league baseball, hockey, NASCAR, and golf via television, radio and the internet.

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

     In 2001, as a result of a reverse merger, all of our former directors and officers resigned and were replaced by new directors and officers;

     We amended our certificate of incorporation to (a)effect a one-for-four reverse stock split of our common stock; (b) change our name to Global Sports & Entertainment, Inc.; and (c) increase our authorized capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock;

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

     Effective August 22, 2002, we changed our name to GWIN, Inc. in order to avoid both consumer confusion and potential and actual litigation with another Delaware company with a similar name, Global Sports, Inc. The Board of Directors also approved a change in our Fiscal Year from a calendar year to one beginning August 1 and ending July 31. That change was effective July 31, 2002.

     During August 2001 and October 2002, the Company raised a total of $1,200,000 in convertible debt in a private placement with Newmarket plc. The debt carried a 5% interest rate and was convertible into 9,230,769 shares of the Company's common stock and warrants to purchase 3,000,000 common shares at $0.13 per share. As part of the transaction with Newmarket plc, the Company issued to Newmarket options to purchase 1,500,000 common shares at $0.50 per share.

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

     During December 2003, the Company entered into an agreement with Falcon Capital pursuant to which Falcon Capital was to raise up to $3,000,000 by selling up to 40,000,000 shares of the Company's common stock in a private placement. The total raised as of July 31, 2004 was $1,426,716.

     Effective on March 1, 2004, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000.

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

THE GAMING AND SPORTS HANDICAPPING MARKET

     Our services are intended to assist fans of the games and teams we cover in analyzing the prospects of their favored teams throughout the season, and for sports bettors who wish to use our analysis in determining their wagers on specific teams and/or games. We believe that our handicappers have superior experience, knowledge and/or skill and that purchasing our handicappers' analysis and advice allows our customers to increase their odds of winning.

     We believe that there is a market for our sports handicapping information and analysis wherever there is a market for sports wagering and that the size of the market for our sports handicapping information and analysis is related to the market for sports wagering. In the United States, wagering on sporting events, other than pari-mutuel betting, is currently legal only in the State of Nevada. According to a 1999 report by the National Gambling Impact Study Commission, sports wagering reached $2.3 billion in Nevada's sports books in 1998. Estimates of the scope of other sports betting in the United States range from $80 billion to $380 billion annually. We believe that the proliferation of cable and satellite television, which has increased the viewing access to sporting events worldwide, has also increased viewers' interest in sports betting.

OUR BUSINESS MODEL

     Our business model is centered around the handicappers featured on the Company's television show "Wayne Allyn Root's Winning EDGE" ("WinningEDGE"). The show is anchored by Mr. Wayne Allyn Root, our Chairman and Chief Executive

Officer. Mr. Root has been employed in the handicapping industry for the past 16 years. Prior to founding the Company, Mr. Root was a leading revenue generator for National Sports Service, a competitor of our Company and an industry leader. Joining Mr. Root on the show are his hand selected experts in the sports handicapping field, including Mr. Alec McMordie who has won 30 handicapping championships over the past ten years, Mr. Chet Coppick, an Emmy award winning sportscaster and Mr. Randy White, a former NFL player and a member of the NFL Hall of Fame. For the 2004 football season Ron Meyers former AFC Coach of the Year has joined our team of handicappers. The celebrity of our handicappers combined with a national television platform allows us to attract highly qualified account representatives to our Company. These account representatives are then able to convert incoming telephone leads into completed sales, as described further below.

MARKETING AND SALES

     We generate revenues from (a) the direct sale of our handicapping advice; and, (b) from selling advertising "sponsorship" time on our various media properties including our television program, our radio program, and our Internet web site, www.winningedge.com. Interest in our service is derived primarily from three different sources in addition to word-of-mouth and repeat customers: television, radio, and the Internet. The Company's primary promotional vehicle is the WinningEDGE television program. This lively, 30-minute, professionally produced television show is broadcast nationally on Saturday mornings throughout the football season, generally September through December. During the 2004-2005 NFL season, the WinningEDGE airs nationwide on Spike TV and reaches an approximate viewing audience of 86 million potential viewers at a "prime", 10 am est/pst pre-game time spot. The show stars and is hosted by Mr. Root and showcases our team of professional handicappers. In addition to the television show, the Company also produces a radio show by the same name, "Wayne Allyn Root's WinningEDGE". The hour long radio show is also hosted by Mr. Root and stars most of the same cast of handicappers as the television show. The show airs on a number of radio stations in local markets. Like the television show, the radio program provides analysis of upcoming games and promotes the various handicappers' services.

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

     Once a potential customer has decided to purchase our picks, the customer calls a toll-free number listed on our website or displayed on our programs or in our advertising. Unique telephone numbers are assigned to each of our handicappers and to each advertising source, to assist us with identifying which promotional sources generate the highest revenue. An account representative receives the call, and offers the customer various picks, which the customer can purchase individually or in packages, such as a series of games, sports, or an entire season. Our representatives encourage package sales, which generate higher revenues. Once the customer has selected the individual pick or package, the customer pays us for the services via credit card, check, or cash. Most sales are completed using a credit card. Upon verified receipt of payment the customer then receives the selected pick(s) or package(s).

     During the football and college basketball seasons, which combined, extend from September to March, we maintain a staff of approximately 45 sales representatives at our sales office located in Las Vegas, Nevada.

     Our account representatives have a comprehensive knowledge of sports and the business of sports handicapping and sports betting, although they themselves do not conduct any of the handicapping analysis. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. We believe that our sales force is among the most experienced and professional in our industry. The customer can chose to receive the picks via a telephone recorded message with the use of a PIN number, via email or directly from his account representative. Our account representatives, also referred to as sales representatives, are compensated on a commission basis, with total commissions averaging approximately 28% of our gross sales. In addition, sales managers may also receive a small percentage (1-3%) of gross sales achieved by their sales representatives including bonuses paid when sales exceed predetermined sales targets. We sell the analysis and picks of our professional handicappers in a variety of packages and at various prices. Our prices vary by handicapper and by the packages and picks offered by each handicapper, with higher prices for the picks considered by our handicappers to have better odds of beating the spread for a particular game.

     Customers may also purchase picks directly from our website, without interaction with account representatives. Visitors to this site can purchase unique packages of picks offered only on our website.

OUR STRATEGY

     Our goal is to become the leading provider of sports handicapping information and advice first in the United States and then, in the World. Our strategy includes the following key elements:

     A. Expand our business to cover additional sports and services and new geographic markets. We currently provide handicapping analysis and advice primarily for football, basketball and baseball in the United States. We have also begun to cover minor U.S. betting sports such as NASCAR and golf. Our overall goal is to form strategic alliances to expand our services globally to cover soccer, cricket, rugby and other heavily wagered sports in Europe and Asia, where wagering on sporting events is widespread.

     B. Establish a Global Brand Name.  We plan to vigorously promote our
handicappers and the WinningEDGE   brand name and related  website. We believe
that by hiring only the most insightful handicappers in each field that we enter, and paying close attention to customer service, we can continue to grow a satisfied and loyal customer base and establish our brands as the leading handicapping services in the world.

     C. Build Strategic Alliances with Key Business Partners. We intend to continue developing strategic relationships with leading sports information and sports wagering providers and pay per view cable and satellite providers. We believe that we can enhance our brand recognition through advertising and co-marketing arrangements with leading television, radio and Internet sports information and entertainment providers.

     D. Provide media content through new television and radio production/ programming targeting retail "how to" videos, commercial television programming, and interactive television. The Company has the ability to provide quality programming utilizing the Company's established brand names and personalities together with our expertise in producing quality programming.

     E. Expand Advertising Sales. In addition to the sale of handicapping analysis and advice, we also generate revenues by the sale of advertising exposure on all of our media properties: television, radio, and the Internet. We intend to continue to increase these revenues by selling additional sponsorship and advertising opportunities. As we continue to establish our media properties we believe this will become an ever larger percentage of our total revenues.

COMPETITION

     We face competition from numerous operations that sell sports handicapping information through television, print media, direct mail, the Internet, and telemarketing. While we believe that we feature the leading handicappers in the country, some of our competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and larger user and membership bases.

     Our industry is characterized by a large number of small, privately held companies and sole proprietorships, and information regarding capitalization, revenues and market share of these companies is not available. We are unaware of any independent reporting service which may supply information of this nature regarding businesses operating in our industry. We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. Other major competitors include vegasinsider.com, a well-known provider of sports gaming information, and formerly a subsidiary of Sportsline.com, which is a leading online sports information site.

     Our primary method of competing with these businesses is employing handicappers who are well-known and have an established reputation and success rate, as well as by the promotion of our brand name and services and the successful use of our proprietary database of actual and potential customers.

INTELLECTUAL PROPERTY

     We regard the professional reputations of our expert handicappers, and the methodologies they employ, as important to our ability to maintain and grow our business. We generally enter into sports personality agreements with our handicappers to obtain rights to use their name, likeness and services in connection with our business. Most, but not all, are exclusive agreements. The enforceability of these agreements may be limited in some jurisdictions and, without additional employment agreements, we cannot prevent our handicappers from terminating their relationships with us.

     We have acquired and own the registered trademark, "The WinningEdge". We also own the Internet domain name www.WinningEDGE.com, www.TheWinningedge.com as well as over a dozen other domain names that are pertinent to our business and industry. We believe that our trade names and other proprietary rights are important to our brand-building efforts and our marketing concept. However, we may not be able to enforce our intellectual property rights, which may cause us to pay significant costs due to litigation, and, if unsuccessful, may result in a reduction in our ability to remain competitive in our industry.


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

EMPLOYEES

     We have 16 full-time employees, including one of our four handicappers. We also have three handicappers under sports personality agreements. The fourth handicapper, Mr. Root, is a full-time employee and serves as the Chief Executive Officer of the Company. In addition, we have approximately 45 commission-based telemarketing sales representatives in our Las Vegas sales office during the peak football and basketball seasons. Our employees are not represented by any collective bargaining agreement and we have never had a work stoppage.

CUSTOMERS

     None of our customers comprises more than 1% of our revenues.

ITEM 2. DESCRIPTION OF PROPERTIES

     We currently lease approximately 7,536 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2007, with an option to extend the term of the lease for an additional three years. Our lease for our Las Vegas facility requires monthly base rental payments of $11,520.

ITEM 3. LEGAL PROCEEDINGS

     At July 31, 2004 the company did not have any ongoing litigation.

     From time to time, we may become involved in litigation relating to claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol "GWNI" since September 6, 2002. From September 7, 2001 to September 5, 2002, our common stock traded on the OTC Bulletin Board under the symbol "GWIN". From August 28, 2001 to September 6, 2001, our common stock traded on the OTC Bulletin Board under the symbol "GSPE" and prior to August 28, 2001 our common stock traded on the OTC Bulletin Board under the symbol "IMSO." The following table shows the high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

     The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  HIGH       LOW

         Fiscal Year ended July 31, 2004
           Fourth Quarter ....................   $ .22       .10
           Third Quarter .....................   $ .33       .12
           Second Quarter ....................   $ .28       .08
           First Quarter .....................   $ .37       .22

         Fiscal Year ended July 31, 2003
           Fourth Quarter ....................   $ .41       .21
           Third Quarter .....................   $ .40       .13
           Second Quarter ....................   $ .45       .16
           First Quarter .....................   $ .54       .29


     We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 1, 2004 the closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, was $0.11. There were approximately 500 holders of record of the Company's common stock.

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three months ended July 31, 2004, we sold the following securities that were not registered under the Securities Act of 1933, as amended:

     During the three-month period we sold 4,023,750 restricted shares of common stock at a price of $.08 per share to 6 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares are being sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount of the shares sold. We also issued to the investment banker 500,000 restricted shares of common stock in reliance on Section 4(2) of the Securities Act.

     On July 31, 2004, we issued 2,700,000 restricted shares of common stock to Wayne Allyn Root, our CEO, pursuant to his employment agreements dated July 31, 2003 and July 31, 2004. In the 2003 agreement we agreed to issue a total of 2,100,000 shares which vest at the rate of 700,000 shares per year with the second 700,000 shares vesting on July 31, 2004. In the 2004 agreement we agreed to issue a total of 4,000,000 shares with the first 2,000,000 shares vesting immediately. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificate.

     On July 31, 2004, we issued 1,000,000 restricted shares of common stock to Douglas Miller, our CEO, pursuant to his employment agreement dated July 31, 2004. In the agreement we agreed to issue a total of 2,000,000 shares with the first 1,000,000 shares vesting immediately. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificate.

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

RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED JULY 31, 2004 TO THE YEAR ENDED JULY 31,
2003.

     The Company showed significant improvement in both operating results and overall net loss for the year ended July 31, 2004 compared to the year ended July 31, 2003.

     The operating losses for the year ended July 31, 2004, and the year ended July 31, 2003 were $654,049 and $2,501,866 respectively. As seen in the analysis of individual components below, this decrease is primarily attributable to a substantially lower overall operating cost structure combined with continuing overall revenue growth.

     Our net losses for the year ended July 31, 2004, and the year ended July 31, 2003 were $1,903,284 and $7,141,561 respectively. The net loss used in the per share calculations for the year ended July 31, 2004, and the year ended July 31, 2003 were $1,903,284 and $8,940,132, respectively. The company benefited from overall reductions in operating expenses and significant reductions in non-cash cost of financing due to not having anti-dilution charges and series "C" preferred share conversion costs in the year ended July 31, 2004.

     Revenue from sales of sports handicapping information and advertising combined for the year ended July 31, 2004, and the year ended July 31, 2003 were $6,080,787 and $5,926,916, respectively. Of these amounts, the advertising revenues for these same periods was $710,836 and $206,334, respectively and revenues from sports handicapping information was $5,369,951 and $5,720,582 respectively. The increase in advertising revenues is primarily due to an increased volume of advertising sales on the Company's television and radio programs and its web site. The change in handicapping information revenues is directly related to, and is more than offset by the savings of $509,788 in advertising expenses discussed below.

     Handicapping fee expenses for the year ended July 31, 2004, and the year ended July 31, 2003 were $558,210 and $654,425, respectively. This line item is a commission based on a percentage of handicapping information sales, and the decline is attributed to a decrease in salesroom revenues.

     Advertising expenses for the years ended July 31, 2004 and 2003 were $1,832,644 and $2,342,432, respectively. The lower advertising expense for the current period is due to better airtime pricing and a more targeted advertising campaign. Specifically, the company eliminated broadcasts in areas that did not produce a reasonable return in the previous years, based upon managements analysis of revenue-per-market.

     Commission expenses for the year ended July 31, 2004 and the year ended July 31, 2003 were $1,689,861 and $1,813,078, respectively. The lower Commission Expense is due to adjustments to the commission rates for salesroom management and staff and lower salesroom sales.

     Salaries and wage expenses for the year ended July 31, 2004 and the year ended July 31, 2003 were $1,192,840 and $1,196,759 respectively. Salaries and wages remained flat for the year due primarily to wage increase restrictions.

     Professional fees for the year ended July 31, 2004, and the year ended July 31, 2003 were $195,243 and $532,354, respectively. The savings in professional fees is primarily due to not having any ongoing litigation.

     General and administrative expenses for the year ended July 31, 2004, and the year ended July 31, 2003 were $1,222,124 and $1,624,464, respectively. These savings are a direct result of cost containment efforts undertaken in the 2004 fiscal year. Specifically, the Company negotiated better pricing on major costs such as telephone expense, credit card processing fees, and health insurance costs.

     The non-recurring charge of $-0- and $40,000 for the years ended July 31, 2004 and 2003, respectively, represents costs associated with the rescission of a planned share exchange transaction.

     COMPARISON OF THE YEAR ENDED JULY 31, 2003 TO THE SEVEN MONTH PERIOD ENDED JULY 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

     Our business is highly seasonal and the seven months ended July 31, 2002 exclude virtually all of the college and professional football season. This has historically been the period in which a substantial part of annual revenues are generated. Therefore, comparisons of twelve month periods to the seven months ended July 31, 2002, may not be effective.

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

     Revenue from sales of sports handicapping information and analysis for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $$5,720,582, $2,765,233 and $3,083,314 respectively. Revenue from advertising agreements for these same periods was $206,334, $261,998 and $157,168, respectively. This increase in revenue is a result of the continued effective marketing efforts and repeat business.

     Handicappers' fees for the year ended July 1, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $654,425, $264,257 and $424,002, respectively. These changes are in line with the changes in revenue from sales of sports handicapping information.

     Advertising expenses for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $2,342,432, $194,755 and $2,160,245, respectively. The seven months ended July 31, 2002 were very low because the bulk of our advertising comes during the football season (September to December). The 2003 year is only slightly higher than the 2001 year, even though revenues are up significantly, because we are becoming more effective in our use of advertising.

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

     General and administrative expenses for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $1,624,464, $864,629 and $1,238,880, respectively. These increases are as a result of the growth of our revenues offset by cost containment efforts undertaken in the 4th quarter of the 2003 fiscal year.

     The non-recurring charge of $40,000 for the year ended July 31, 2003, $608,525 for the seven month period ended July 31, 2002 and $866,453 for the year ended December 31, 2001 represent costs associated with a contemplated merger transaction. This transaction was rescinded and agreement was reached for payments of $90,000 and issuance of shares and warrants in exchange for mutual releases from further claims in connection with this transaction. We provided approximately $1,153,000 for the costs of these settlements.

     The operating loss for the year ended July 31, 2003, the seven month period ended July 31, 2002 and the year ended December 31, 2001 were $2,501,866, $1,371,117 and $4,637,370, respectively. The net operating loss declined from $4,637,370 in the year ended December 31, 2001 to $1,371,117 for the seven months ended July 31, 2002, primarily because the revenues on a monthly basis grew approximately 60% and there was a significant decrease in advertising expense and a lesser decrease in compensation and general and administrative expense. The net operating loss increased from $1,371,117 for the seven months ended July 31, 2002 to $2,501,866 for the year ended July 31, 2003. Even though the revenue continue to grow on a monthly basis, there were significant increases in advertising expense, compensation expense and general and administrative expense. In order to reduce the operating loss in the current fiscal year, management is attempting to increase its advertising revenue and to bring its advertising expense and compensation expense more in line with its revenue from handicapping fees.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of July 31, 2004, was $1,243,175. Of that amount, approximately $312,000 represents revenues from sales which will not be recognized until after July 31, 2004.

     We believe that the Company may need additional financing to supplement cash flow deficiencies from operations. If needed the Company believes it has the ability to secure additional debenture financing and/or private equity placements to supplement cash flow needs of the company.

SUMMARY OF CASH FLOWS FOR THE TWELVE MONTHS ENDED JULY 31, 2004

     GWIN's cash increased approximately $18,654 during the twelve months ended July 31, 2004. The increase was a result of the operating loss of $1,903,284 which was offset in part by the $1,438,548 in proceeds from the issuance of equity.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $2,808,985 in the twelve months ended July 31, 2003 to $1,583,906 in the twelve months ended July 31, 2004. The primary reason for the decline was the large decline in the net loss from $7,141,561 in the year ended July 31, 2003 to $1,903,284 in the year ended July 31, 2004. Operating income was negatively impacted in the twelve months ended July 31, 2004 by compensation and advertising costs.

INVESTING ACTIVITIES

     Net cash used in investing activities increased from $40,792 during the twelve months ended July 31, 2003 to $98,652 during the twelve months ended July 31, 2004, due to the purchase of computer equipment essentially to enhance operational efficiency.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $2,945,805 during the twelve months ended January 31, 2003 to $1,701,212 during the twelve months ended January 31, 2004. Included in the amount for the twelve months ended July 31, 2004, $1,438,548 was received from the sale of common stock.

SEASONALITY

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for handicapping analysis of these sports is substantially higher than for other sporting events. As a result, approximately 80% of our sales occur in the first and second quarters of our fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GWIN, Inc.

We have audited the accompanying consolidated balance sheet of GWIN, Inc. and subsidiaries as of July 31, 2004, and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating the overall financial statement presentation.   We believe that our
audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects the consolidated financial position of GWIN, Inc. and subsidiaries as of July 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced losses from operations, and has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/MOORE STEPHENS, P.C.
                                 Certified Public Accountants.


Cranford, New Jersey
September 11, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
GWIN, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' deficit for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating the overall financial statement presentation.   We believe that our
audit provides a reasonable basis for our opinion.

In our opinion the consolidated statements of operations, cash flows and stockholders' deficit for the year ended July 31, 2003 referred to above present fairly in all material respects the consolidated results of their operations and their cash flows for the year ended July 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced losses from operations, and has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
November 6, 2003

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          GWIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

ASSETS

                                                          July 31, 2004
                                                          -------------
Current assets:
  Cash                                                    $    439,468
  Accounts Receivable                                           37,494
  Prepaid Expenses                                              28,886
                                                          ------------

     Total current assets                                      505,848
                                                          ------------

  Property & equipment (net)                                   104,927
  Equipment held under capital leases (net)                      6,720
  Deposits & other assets                                      322,177
                                                          ------------
     Total assets                                         $    939,672
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt, less
   unamortized discount of $4,228                         $    735,312
  Accounts payable - related parties                            44,141
  Notes payable - related parties                              222,207
  Deferred revenue                                             312,191
  Accounts payable                                             435,172
                                                          ------------
     Total current liabilities                               1,749,023
                                                          ------------

     Long term debt, less unamortized discount
      of $58,338                                               219,195
                                                          ------------
     Total liabilities                                       1,968,218
                                                          ------------

Stockholders' deficit:

  Preferred stock - $0.0001 par value; 5,000,000
   shares authorized; 0 shares issued & outstanding
  Common stock - $0.0001 par value; 150,000,000
   shares authorized; 83,290,496 shares issued &
   outstanding                                                   8,332
  Additional paid in capital                                24,730,867
  Accumulated deficit                                      (25,701,078)
  Prepaid Expenses - Related parties                           (66,667)
                                                          ------------
     Total stockholders' deficit                            (1,028,546)
                                                          ------------
Total liabilities and stockholders' deficit               $    939,672
                                                          ============

                          GWIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year ended July 31
                                              ----------------------------
                                                  2004             2003
                                              ------------     -----------

Net revenue - services                        $  5,369,951     $ 5,720,582
Revenues - advertising                             710,836         206,334
                                              ------------     -----------
     Total revenues                              6,080,787       5,926,916
                                              ------------     -----------
Handicapping fees                                  223,216         304,425
Handicapping fees - related party                  334,994         350,000
Advertising expense                              1,832,644       2,342,432
Commissions                                      1,689,861       1,813,078
Salaries & wages                                 1,192,840       1,196,759
Professional fees                                  195,243         532,354
General & administrative                         1,222,124       1,624,464
Non-recurring charges                                 --            40,000
Depreciation expense                                43,914         225,270
                                              ------------     -----------
     Total operating expense                     6,734,836       8,428,782
                                              ------------     -----------
     Operating (loss)                             (654,049)     (2,501,866)

Non-cash financing costs                          (288,739)       (775,212)
Interest (expense), including amortization
 of debt discount                                 (544,131)       (636,999)
Other non-cash costs of financing                 (354,143)     (2,701,676)
Interest (expense) - related parties               (62,222)       (525,808)
                                              ------------     -----------
     Net (loss)                                 (1,903,284)     (7,141,561)
                                              ------------     -----------
Imputed non-cash dividend on Series C
 Preferred Stock                                         0      (1,798,571)
                                              ------------     -----------
Net (loss) used in per share calculation      $ (1,903,284)    $(8,940,132)
                                              ============     ===========
Basic and diluted (loss) per share
 of common stock                              $      (0.03)    $     (0.31)

Basic weighted shares of common
 stock outstanding                              66,578,296      28,444,000
                                              ============     ===========

                          GWIN, INC. AND SUBSIDIARIES
               Consolidated Statement of Stockholders' Deficit
                 For the Years Ended July 31, 2004 and 2003

                          Preferred          Common
                          Stock              Shares                                                          Total
                          ---------          ---------                         Pre-paid                      Stock
                           No. of            No. of               Paid-In      Expense       Accumulated     holders'
                           Shares    Amount  Shares      Amount   Capital      Related Party   Deficit       Deficit
                          ---------  ------  ----------  ------   -----------  ------------- ------------  -----------
Balance - August 1, 2002     64,000  $    6  21,285,703  $2,128   $12,044,468  $   (186,657) $(14,857,662) $(2,997,733)
Interest expense from
 issuance of debentures                                               889,052             -             -      889,052
Recorded value of warrants
 issued with debentures                                               332,310             -                    332,310
Imputed non-cash dividend
 on series C preferred
 stock                                                              1,798,571             -    (1,798,791)           -
Issuance of warrants for
 services                                                             239,648             -                    239,648
Issuance of common stock
 for services - debt
 discount                                       600,000      60        59,940             -             -       60,000
Issuance of common stock
 and warrants for
 redemption of
 preferred stock            (64,000)     (6)  9,999,999   1,000     1,380,630             -             -    1,381,630
Issuance of common stock
 for cash                                    16,483,633   1,648     2,410,045             -             -    2,411,693
Issuance of common stock
 for payment for services,
 settlements and penalty
 shares                                       3,806,157     382     1,322,028             -             -    1,322,410
Employee stock options                                                  6,200             -             -        6,200
Issuance of common
 stock for financing                            200,000      20        57,980             -             -       58,000
Net (loss) for the year
 ended July 31, 2003              -       -           -       -             -        60,000    (7,141,561)  (7,081,561)
                          ---------  ------  ----------  ------   -----------   -----------  ------------  -----------
Balance - July 31, 2003           0  $    0  52,375,492  $5,238   $20,540,872   $  (126,667) $(23,797,794) $(3,378,351)

Issuance of stock to
 retire debentures                           13,601,843   1,296     2,015,285             -             -   (3,378,351)
Issuance of stock for
 services                                     1,682,143     237       299,401             -             -      299,638
Issuance of stock for
 cash                                        15,631,018   1,561     1,436,987             -             -    1,438,548
Issuance of warrants                                  -       -        79,572             -             -       79,572
Interest expense from
 issuance of debenture                                                358,750             -             -      358,750
Net (loss) for the
 year ended
 July 31, 2004                                        -        -            -        60,000    (1,903,284)  (1,843,284)
                          ---------  ------  ----------   ------  -----------   -----------  ------------  -----------
Balance - July 31, 2004           0  $    0  83,290,496    8,332  $24,730,867   $    66,667  $(25,701,078) $(1,208,546)
                          =========  ======  ==========   ======  ===========   ===========  ============  ===========

                           GWIN, INC. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended July 31,
                                                  --------------------------
                                                      2004          2003
                                                  -----------    -----------
Cash flows - operating activities:
 Net (loss)                                       $(1,903,284)   $(7,141,561)
 Adjustments to reconcile net (loss) to net
  cash used in operations:
   Depreciation                                        43,914        225,269
   Services paid with warrants                              0      1,293,444
   Services & settlements paid with common
    stock and warrants                                299,638      1,124,616
   Interest expense - issuance of convertible debt    358,750        329,558
   Amortization of prepaid expenses - related
     parties                                           60,000              0
   Interest expense - issuance of common stock        145,691              0
   Interest expense - amortization of debt discount   161,379        819,373
   Effect of redemption of preferred stock                  0      1,381,625

 Decrease (increase) in:
  Accounts receivable                                     (21)       (27,464)
  Prepaid expenses                                     (3,539)       110,187
  Other assets                                       (301,227)       204,131
 Increase (decrease) in:
  Deferred revenue                                   (203,236)       119,593
  Accounts payable                                   (157,410)      (256,602)
  Accounts payable - related parties                   44,141        223,847
  Other current liabilities                          (128,702)    (1,215,001)
                                                  -----------    -----------
     Total adjustments                                319,378      4,332,576
                                                  -----------    -----------
Total cash (used in) operating activities         $(1,583,906)   $(2,808,985)
                                                  -----------    -----------
Cash flows - investing activities:
 Purchase of fixed assets                             (98,652)       (40,792)
                                                  -----------    -----------
     Total cash (used) in investing activities        (98,652)       (40,792)
                                                  -----------    -----------
Cash flows - financing activities:
 Proceeds from issuance of debt                       575,000         25,000
 Proceeds from issuance of notes payable -
  related parties                                           0        950,000
 Payments on long-term debt & lease obligations      (312,336)      (440,889)
 Redemption of Preferred Stock                              0              0
 Proceeds from issuance of common stock             1,438,548      2,411,694
                                                  -----------    -----------
     Total cash provided by financing activities    1,701,212      2,945,805
                                                  -----------    -----------
Net (decrease) in cash                                 18,654         96,028
Cash - beginning of the year                          420,814        324,786
                                                  -----------    -----------
Cash - end of the year                            $   439,468    $   420,814
                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES

For the twelve months ended July 31, 2004 and 2003, the Company paid $0 for taxes and $121,165 for interest and $0 for taxes and $57,790 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the twelve months ended July 31, 2004 and 2003, the Company issued 1,682,432 shares of common stock and 358,000 warrants and 2,006,157 shares of common stock and 2,298,633 warrants, respectively.

                          GWIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

Prior to July 11, 2001, the corporation was known as IMSCO Technologies, Inc. ["IMSCO" or the "Company"]. On July 11, 2001, Global Sports & Entertainment, Inc., a Delaware corporation ["Global Sports"], completed a reverse acquisition of the Company in which the Company acquired all of the outstanding shares of Global Sports stock in exchange for a controlling interest in IMSCO [the "Reorganization"]. As the Company was a public shell, the transaction is shown as a recapitalization of the accounting acquirer, Global Sports.

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

The Company's Board of Directors approved an increase in the Company's authorized shares from 50,000,000 to 100,000,000 on June 10, 2003 and a Form 14-C was filed on July 15, 2003 with majority stockholder approval. A Definitive Information Statement Notice was mailed to the stockholders on August 10, 2003. In February 2004, the board with majority shareholder approval increased the authorized shares from 100,000,000 to 150,000,000.

The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the first and second fiscal quarters] and the remainder of the year[the third and fourth fiscal quarters].

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -

The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION -

Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated. On July 31, 2004, the Company had received approximately $107,190 in payment for handicapping services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2004 deferred revenue from advertising agreements was approximately $205,000. This amount is recorded as a current liability.

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

CASH AND CASH EQUIVALENTS -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2004, the Company did not have any cash equivalents. Cash is deposited in federally insured bank accounts.

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

BASIC AND DILUTED LOSS PER COMMON SHARE -

Loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2004 and the year ended July 31, 2003 the number of common stock equivalents excluded from the calculation, because they were anti-dilutive, was 19,581,095 and 26,221,003, respectively.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS -

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors. However, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No.25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

BENEFICIAL CONVERSION FEATURES -

The Company has sold certain convertible debentures with a beneficial conversion feature [See Note 8] representing a 50% imputed discount. The value of such features is recorded by the Company as interest expense of $89,848 and $13,764 for the year ended July 31, 2004, and the year ended July 31, 2003, respectively.

ADVERTISING EXPENSES -

The Company expenses advertising costs as incurred. Total advertising costs for the Year Ended July 31, 2004, and the Year Ended July 31, 2003 amounted to approximately $1,832,644 and $2,342,432 respectively.

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

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2004, the Company has a loss from operations of approximately $654,000, a working capital deficiency of approximately $1,243,000 and an accumulated deficit of approximately $25,970,000. These conditions raise doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through equity issuances. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company plans to continue revenue growth and cost containment with the goal of profitability, though management believes that it has the ability to raise additional capital through private equity placements and/or debentures to meet cash flow shortfalls.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. At July 31, 2004 the Company had approximately $366,000 in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security as a condition of service.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                           Accumulated
     At July 31, 2004             Cost     Depreciation     Net
                                --------   ------------   --------

     Television Studio Set      $157,727     $153,449     $  4,278
     Office equipment & other    392,367      291,718      100,649
                                --------     --------     --------
     TOTALS                     $550,094     $445,167     $104,927
                                ========     ========     ========

Depreciation expense, excluding assets under capital lease obligations, for the Year Ended July 31, 2004, and the Year Ended July 31, 2003 amounted to $30,498 and $100,098 respectively.

[6] DEPOSITS AND OTHER ASSETS

Deposits and other assets comprised the following:


                                                         July 31, 2004
                                                         -------------
     Deposits with credit card processors                   $304,072
     Security deposit on leased premises                      18,105
                                                            --------
          Total                                             $322,177
                                                            ========

[7] LONG - TERM DEBT

Long - term debt is as follows:

                                                         July 31, 2004
                                                         -------------
    Convertible Debentures (5%) due August 31, 2004        $  200,000
    Convertible Note (13%)                                    229,000
    Convertible Debentures (5%) due June 23, 2005             300,000
    Convertible Debentures (10%) due February 1, 2006          25,000
    Convertible Debentures (5%) due June 7, 2007              250,000
    Capital leases                                             13,073
                                                           ----------
         Total                                             $1,017,073

    Less unamortized debt discount                             (4,228)
    Less current portion of debt discount                    (735,312)
                                                           ----------
                                                              277,533
    Less - unamortized debt discount                          (58,338)
                                                           ----------
         TOTAL LONG - TERM DEBT                            $  219,195
                                                           ==========

Long-term debt at July 31, 2004 matures as follows:

     Year ended July 31
          2005                             300,000
          2006                              25,000
          2007                             250,000
        Thereafter                            --
                                          --------
        TOTAL                             $575,000
                                          ========

The 16% Convertible Note (in the original principal balance amount of $750,000, of which $ 229,000 is due in the year ending July 31, 2005) may, at the discretion of the Company, be repaid by the issuance of common stock.

[8] RELATED PARTY NOTES & ACCOUNTS PAYABLE

Related party notes and accounts payable are as follows:

                                                         July 31, 2004
                                                         -------------
Unsecured standby credit facility from Newmarket
 Investments, plc (16%), at July 31, 2004                  $155,515
 Payable on demand (12%), Wayne A. Root                      50,000
                                                           --------
                                                           $205,515
Less - unamortized debt discount                                  0
                                                           --------
Total Notes                                                $205,515
                                                           --------
Accrued interest on Related Party Notes                      16,692
Handicapping fee payable to Wayne A. Root                    44,141
                                                           --------
TOTAL NOTES & ACCOUNTS PAYABLE - RELATED PARTIES           $266,348
                                                           ========

[9] STOCKHOLDERS' DEFICIT

During the year ended July 31 2004 the following securities activity occurred:

COMMON STOCK AND WARRANTS - We issued 30,915,004 shares of Common Stock. Included in this amount are 11,961,218 shares to redeem debt. The Company issued 2,020,625 shares of Common Stock as payment for services. The Company issued 1,302,143 shares to the investment firm handling the equity placement, and issued 15,631,018 shares in new equity funding. The Company issued 1,509,367 warrant shares in connection with issuing new debentures in the amount $575,000.

The Company is authorized to grant 3,000,000 options under the equity incentive plan filed in a Form SB-2 Registration Statement filed on February 25, 2003. Included in this amount, the Company has granted 1,500,000 options to Newmarket Investments, plc ("Newmarket") As of July 31, 2004, 1,500,000 of the options have been issued to Newmarket with a $0.50 per share strike price and a three year life.

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

At July 31, 2004 there was no convertible preferred stock outstanding.

CONVERTIBLE DEBENTURES - In September 2002, we issued a convertible debenture for $25,000 which can be converted into 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $1.25 per share. In January, 2003 we entered into an agreement in principal with several accredited investors from Europe to purchase 10% convertible debentures for an aggregate face value of $190,026. In April 2003 the Company reached an agreement with these investors to issue them 1,266,840 common shares in lieu of the 10% convertible debentures contemplated under the earlier agreement.
In September, 2002, we entered into an agreement with Newmarket, an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. The anti-dilution provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion will be 9,230,769. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This warrant expires on August 31, 2005. The costs associated with the issuance of the new warrants and the adjustment of the conversion rate on the $1,200,000 principal amount are reported as non-cash financing costs of

$708,360 in the financial statements for the Year Ended July 31, 2003. The CEO of Newmarket is a former Director of the Company. At July 31, 2004 the entire Newmarket convertible debt was converted into restricted common stock.

OPTIONS AND WARRANTS AT JULY 31, 2004

     STOCK OPTIONS                                 Weighted-Average
                                         Shares    Exercise Price
                                        ---------  --------------
Outstanding at July 31, 2003            3,484,987       $1.22
Granted                                         0           0
Exercised                                       0           0
Canceled                                        0           0
                                        ---------       -----

OUTSTANDING AT JULY 31, 2004            3,484,987       $1.22
                                        =========       =====

EXERCISABLE AT JULY 31, 2004            3,484,987       $1.22
                                        =========       =====

The following table summarizes information about stock options at July 31, 2004:

           Weighted Average Outstanding and Exercisable Stock Options

                     Remaining      Weighted-Average
Exercise Prices        Shares       Contractual Life   Exercise Price
---------------      ----------     ----------------   ----------------
$0.01 - $1.50         3,298,522         1 year            $0.89
$6.00 - $7.50           186,465         2 years           $7.04

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.


     WARRANTS                                      Weighted-Average
                                         Shares    Exercise Price
                                        ---------  --------------


Outstanding at July 31, 2003            12,360,880      $ .74
Granted                                  1,509,367        .11
Exercised                               (1,690,000)       .14
Canceled                                (2,817,500)      1.15
                                       -----------      -----
OUTSTANDING AT JULY 31, 2004             9,362,747      $ .53
                                       -----------      -----
EXERCISABLE AT JULY 31, 2004             9,362,747      $ .53
                                       -----------      -----

The following table summarizes information about warrants at July 31, 2004:

             Weighted Average Outstanding and Exercisable Warrants

                       Remaining      Weighted-Average
Exercise Prices        Warrants       Contractual Life   Exercise Price
---------------        ---------      ----------------   ----------------

$0.01 - $1.00          6,608,085           3 years          $0.32
$1.01 - $2.00          2,754,662           1 year           $1.35

The Black-Scholes option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.

On June 18, 2002, stockholders of the Company approved an Equity Incentive Plan (the "Plan"). Under the Plan, a sub-committee of the Board of Directors is authorized to grant, at its discretion, options to purchase shares of common stock at a set price greater than market price as of the date of the grant. The Company has reserved 3,000,000 shares for issuance under the Plan. At July 31, 2003, one option granting the right to purchase 1,500,000 of these shares at $0.50 per share was issued to Newmarket Investments, plc, a creditor of the Company. The Company issued 310,000 options to employees to purchase shares at $0.27 per share expiring July 31, 2006. As of July 31, 2004, there were 1,190,000 options available to be granted under the Plan.

At July 31, 2004 the Company had a total of 6,733,334 shares underlying its convertible debentures and these shares are included in the fully diluted shares outstanding of 102,871,564.

PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria.

Had compensation cost for stock options been determined based on the fair value at the grant date for awards for the year ended July 31, 2004, and the year ended July 31, 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Year ended        Year ended
                                           July 31, 2004      July 31, 2003
                                         ----------------   ----------------
Net (loss) - as reported                   $(1,903,284)       $(8,940,132)
Net(loss)  pro forma                       $(1,903,284)       $(8,994,075)
Basic earnings per share - as reported     $      (.03)       $      (.31)
Diluted earnings per share - as reported   $      (.03)       $      (.31)
Basic earnings per share - pro forma       $      (.03)       $      (.32)
Diluted earnings per share - pro forma     $      (.03)       $      (.32)

[10] PROVISION FOR INCOME TAXES

At July 31, 2004, the Company had generated tax operating losses (assuming all operating loss carry-forwards will be available) that total approximately $15,900,000. Such loss carry-forwards will expire at various dates through 2024. At July 31, 2004, based on the amount of operating loss carry-forwards, the Company would have had a deferred tax asset of approximately $5,400,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of $5,400,000 has been established. This allowance includes an increase of $650,000 related to operations during the year ended July 31, 2004. Accordingly, no net deferred tax asset is reflected in these financial statements.

The Company has issued equity securities at various times since inception. A change in ownership, as defined by Section 382 of the Internal Revenue Code, caused by such issuances of equity would limit the availability of these losses to offset future taxable income, if any. Management believes that there has been no such change of ownership and that all generated tax operating losses remain available to offset future taxable income, if any.

As part of a previous reverse acquisition, the Company acquired net operating losses of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $255,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2004, the Company would have a deferred tax asset of approximately $87,000 from these acquired losses.

Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of approximately $87,000 has been established. This allowance includes a decrease of approximately $5,000 related to the expiration of acquired operating losses. Accordingly, no net deferred tax asset is reflected in these financial statements.

[11] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant on the Company's results of operations, financial position or cash flows.

[12] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

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

Following is a summary of property held under capital leases:

                                            Accumulated
                                    Cost    Depreciation    Net
At July 31, 2004                  --------  ------------   ------
Office Fixtures and Equipment     $336,460    $329,740     $6,720

Depreciation of assets under capital leases charged to expense for the Year Ended July 31, 2004 and the Year Ended July 31, 2003 was $31,650 and $125,171 respectively.

Minimum future lease payments under capital leases are included as a component of long-term debt (see note 7). Payments for each of the next two fiscal years and in the aggregate are:

              2005                                        10,540
              2006                                         2,533
           Thereafter                                       --
                                                         -------
           Total Minimum Lease Payments                  $13,073
           Less: Amount Representing Interest               (233)
                                                         -------
                                                         $12,840

           Present Value of Net Minimum Lease Payments   $12,840
           Less: Current Portion                         (10,307)
                                                         -------
           LONG-TERM PORTION                             $ 2,533

OPERATING LEASES - At July 31, 2004, the Company has two operating leases for office space that expire in January 2006 and include an option for renewal for an additional three (3) years. The leases have monthly payment obligations of $1,837 and $9,659, increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2004 are as follows:

          Year ending                                Operating
           July 31,                                    Leases
          ------------                               ---------
             2005                                    $124,531
             2006                                     128,267
             2007                                     144,125
          Thereafter                                        0
                                                     --------
          Total                                      $396,923
                                                     ========

Rent expense for the year ended July 31, 2004 and the year ended July 31, 2003 was approximately $134,500 and $155,000, respectively, and was charged to operations.

[13] LEGAL MATTERS

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. The Company has no current litigation.

[14] FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is certain information concerning our executive officers and directors, including their age as of October 1, 2004. Our directors serve for a term of Two years or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our Directors and Officers.

        NAME                AGE                   TITLE
        ----                ---                   -----

Wayne Allyn Root            42    Chairman of the Board and Chief Executive
                                  Officer

Douglas R. Miller           58    President, Chief Operating Officer,
                                  Secretary and Director

Jeff Johnson                46    Chief Financial Officer

Robert Seale                62    Director, Audit committee(chair)

Roger Aspey-Kent            60    Director

Timothy Michael Whalley     54    Director

Roger L. Harrison           61    Director

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

     DOUGLAS R.MILLER has served as our President, Chief Operating Officer, Secretary and a director since our reorganization in July 2001. Mr. Miller has also served as our Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of our subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller does not hold a directorship in any other public company.

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

     ROGER ASPEY-KENT has been a member of the Board of Directors since January 1, 2004. He is currently an executive director of a property development company based in Cyprus and also a non-executive director of a technology systems company based in London. He is an executive partner of Falcon Capital which is in the venture capital business operating in various locations throughout Europe. From 1985 until 1990 he worked in general management of Credit Commercial de France, in London. From 1980 until 1985 he worked as a senior associate director of Societe Generale, Merchant Banking. While at Societe Generale he served as senior corporate finance advisor for equity strategy and he was responsible for corporate syndications in London and Southeast Asia and for aerospace business development in Asia. From 1963 until 1967 he worked as a corporate finance executive at Lazard Brothers & Co. Ltd in London where he was responsible for corporate finance activity in developing markets. Mr. Aspey-Kent currently serves as a director of EIG Technology Ltd and Marrakesh Properties Ltd.

     ROBERT L. SEALE has been a member of the Board of Directors since January 1, 2004. Currently, Mr. Seale is a Principle with GIF Services, Inc., a Manager of Managers program managing the portfolios of state and local governments. From January 1999 until December 2002, Mr. Seale served as Managing Director of Gabelli Fixed Income, LLC where he was responsible for managing the $2.0 billion portfolio under management as a senior executive. From 1991 until 1999 he served as the Nevada State Treasurer where he was responsible for investing the State's $2.1 billion portfolio, managing the $28 billion cash flow, and debt issuance. From 1981 until 1990 he was the Managing Partner for Pangborn & Co. CPA's in Reno, Nevada. He graduated with a Bachelor of Science in Accountancy from California State Polytechnic University in 1964.

     TIMOTHY MICHAEL WHALLEY has been a member of the Board of Directors since January 1, 2004. Mr. Whalley has served as a director and independent consultant of Pierpont, Monroe & Co. in London since 2000. Pierpont, Monroe & Co. is an international banking consultancy specializing in structured and trade finance related assignments for corporate and financial institution
clients.  From 1997 until 1999 he served as General Manager   Banking Division
of Standard Bank London where his responsibilities included Global Head of Trade Finance and being a member of the credit and country risk committees. From 1993 until 1998, Mr. Whalley served as a member of the Board of the African Export-Import Bank, Cairo. From 1995 until 1997 he served as Head of Trade Finance for the Sumitomo Bank Ltd. From 1978 through 1995 he held various positions with Standard Chartered Bank. During the last two years he served as General Manager, Trade and Project Finance. Mr. Whalley received a BA degree in International Relations from the University of Sussex in 1971.

     ROGER L. HARRISON has been a member of the Board of Directors since January 15, 2004. Since the early 1980's Mr. Harrison has been involved in creating, producing and directing films. Since 1999 he has been working on twenty-three projects, three of which are currently considered "hot": Cousins (Jerry Lee Lewis, Mickey Gilley, Jimmy Swaggart biopic); The Las Vegas Showgirls Meet the Furry Hamsters from Hell (a Mel Brooks-type spoof); and a documentary on capitalism and the republic form of democracy called "The Perfect Incubator." He is also on the creative team for Sony's upcoming feature film Police Woman, starring Queen Latifah. Prior to his involvement with films, Mr. Harrison worked for approximately fourteen years in the securities industry as an account executive with seven years at Merrill Lynch, three years as Regional Manager with E.F. Hutton & Co., and four years with A.G. Edwards. His first film project was The Chosen which he produced during 1981-1983. The Chosen was the winner of the Christopher Award; best film and best actor (Rod Steiger) at the Montreal Film Festival; and the New York Film Critics, best screenplay and best director awards.

     Our Board of Directors held four (4) meetings during the fiscal year ended July 31, 2004. Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors during the time each such Director was a member of the Board.

DIRECTOR COMPENSATION

     Commencing in February 2004, our non-employee directors receive $1,000 for each meeting of our Board of Directors they attend in person. These fees may be paid in cash or with restricted shares of common stock at the discretion of the Company. These fees were paid in restricted common stock for the meeting held in February 2004. We also reimburse our directors for out-of-pocket expenses incurred to attend meetings of the board.

     Our executive officers hold office until the next annual meeting of directors. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director.

COMMITTEES

     We have two standing committees: the audit committee and the compensation committee.

AUDIT COMMITTEE

     Our current Audit Committee was formed during February 2004. It attends to and reports to our Board of Directors with respect to matters regarding our independent public accountants, including, without limitation: annual review of their charter; approving the firm to be engaged as our independent public accountants for the next fiscal year; reviewing with our independent public accountants the scope and results of their audit and any related management letter; consulting with our independent public accountants and our management with regard to our accounting methods and adequacy of our internal accounting controls; approving the professional services rendered by our independent public accountants; reviewing the independence, management consulting services and fees of our independent public accountants; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the Securities and Exchange Commission reporting requirements. Our Audit Committee currently consists of Robert L. Seale, Roger Aspey-Kent, and Timothy Michael Whalley.

COMPENSATION COMMITTEE

     Our Compensation Committee was formed during February 2004 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans. The Compensation Committee currently consists of Robert L. Seale and Roger L. Harrison.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of our common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

                                CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in October 2004, which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Ethics is attached to this Annual Report as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's CEO and President during the fiscal years ended July 31, 2004 and July 31, 2003 and each other officer(s) who had total annual salary and bonus in excess of $100,000 during such years.

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                           ----------------------------
                       Annual Compensation Awards Payouts     Awards          Payouts
                       ----------------------------------  ----------------------------
                                                                      Securi-
                                                                      ties
                                                           Re-        Under-              All
                                                           stricted   lying      LTIP     Other
                                                           Stock      Options/   Payout   Compen-
Name and Principal Position    Year  Salary     Bonus      Awards     SARs(#)    ($)      sation
---------------------------    ----  ------   ---------    ---------  -------    ------   ------
Wayne Allyn Root; Chairman &   2004  $175,000  $334,994(1) 4,000,000
Chief Executive Officer        2003  $175,000  $350,000    1,400,000

Douglas R. Miller; President   2004  $175,000      --      1,500,000
                               2003  $175,000      --           --

Hollis Barnhart; Vice          2004  $150,000  $ 58,395         --
President- Sales               2003  $150,000  $123,929      300,000
____________________

(1)  Bonus Compensation for Mr. Root in 2004 includes  $44,141 earned but not paid from handicapping fees.

     The following table sets forth information concerning option exercises and option holdings for the year ended July 31, 2004 with respect to our Chief Executive Officer and each of our other executive officers:

               AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
             JULY 31, 2004 AND OPTION VALUES AS OF JULY 31, 2004

                                           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                  EXERCISE   EXPIRATION   OPTIONS AT JULY 31, 2003         AT JULY 31, 2003
     NAME         PRICE      DATE         EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------- --------   ----------   ----------- -------------  -----------  -------------
Douglas R. Miller  $1.41     May 2005        106,551        --            --            --


EMPLOYMENT AGREEMENTS

     On July 31, 2004, the Company entered into a four-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation includes: (a) a base salary of $175,000 per year. (b) handicapping fees during the first year equal to 10% of Mr. Root's handicapping fees received by the Company, (d) a restricted stock grant in the amount of 4,000,000 shares of the Company's common stock where the stock vests at the rate of 2,000,000 shares at signing and 666,666 shares vesting on July 31, 2005, 666,667 vesting July 31, 2006 and 666,667 vesting July 31, 2007; (e)
compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, the handicapping fee of 12% versus the 10% described above, and the ceiling will be removed, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and a provision regarding payments in the event of termination of Mr. Root's employment.

     On July 31, 2004, the Company entered into a three-year employment agreement with Doug Miller pursuant to which Mr. Miller is serving as the Company's President and serving on the Board of Directors. His compensation includes: (a) a base salary of $195,000 per year. (b) a restricted stock grant in the amount of 2,000,000 shares of the Company's common stock where the stock vests at the rate of 1,000,000 shares at signing and 500,000 shares vesting on July 31, 2005, and 500,000 vesting July 31, 2006; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Miller, non-compete provisions and a provision regarding payments in the event of termination of Mr. Miller's employment.

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

     At July 31, 2004, 1,810,000 options were outstanding.

     During the fiscal year ended July 31, 2004, the Company granted no options.

                         Equity Compensation Plan Information

                            Number of
                            securities to be
                            issued upon                               Number of
                            exercise of         Weighted average      securities
                            outstanding         exercise price of     remaining
                            options, warrants   outstanding options,  available for
Plan category               and rights          warrants and rights   future issuance
-------------               ------------------  -------------------   ---------------
                                   (a)                  (b)                 (c)

Equity compensation
plans approved by security
holders                     3,000,000 Common           $0.46          1,190,000 Common

Equity compensation
plans not approved by
security holders                  None                  N/A                None

Total                       3,000,000 Common           $0.46          1,190,000 Common



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of our $.0001 value common stock owned beneficially, as of July 31, 2004, by any person, who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                    Amount of
Name and Address                    Beneficial              Percentage
of Beneficial Owner (1)             Ownership               of Class
-------------------                --------------           ----------

Wayne Allyn Root                    8,647,262 (2)             10.4%

Douglas R. Miller                   4,192,370 (3)              5.0%

Roger Aspey-Kent                      703,000 (4)               *

Timothy Michael Whalley               845,000 (5)              1.0%

Robert L. Seale                        20,000                   *

Roger L. Harrison                      20,000                   *

Jeff Johnson                            -0-                    -0-

Hollis Barnhart                       300,000                   *

All Officers and Directors         14,727,632                 17.6%
as a group (8 persons)
_______________

* Less than one percent.

(1) Unless otherwise noted, the address for each of the named beneficial owners is 5092 South Jones Blvd., Las Vegas, Nevada 89188.

(2) Does not include 2,000,000 shares which will vest as follows: 666,666 shares on July 31, 2005, 666,667 shares on July 31, 2006 and 666,667 shares on July 31, 2007.

(3) Includes 1,036,568 shares held directly by Mr. Miller; and 3,155,802 shares held in the name of the Kerlee Intervivos Trust of which Mr. Miller is a beneficiary. Does not include 1,000,000 shares which will vest as a restricted stock grant in the amount of 500,000 shares vesting on July 31, 2005, and 500,000 vesting July 31, 2006.

(4) Includes 345,000 shares held directly by Roger Aspey-Kent and 358,000 shares underlying currently exercisable warrants.

(5) Includes 620,000 shares held directly by Mr. Whalley and 225,000 shares underlying currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to
reflect a principal amount of  $1,200,000.   The anti-dilution provisions on
the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion was 9,230,769. Newmarket elected to convert the entire debenture into restricted stock of the company in the second quarter of 2004. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This Warrant expires on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate, and payable on March 31, 2003. In January 2004 the Company extended the note with Newmarket to include payments of $13,000 per month until paid in full. At July 31, 2004, the Company had an outstanding balance including interest of $155,515. In connection with these transactions, we also issued to Newmarket a three-year option to purchase 1,500,000 shares at a price per share of $0.50. The option expires July 31, 2006. The CEO of Newmarket is a former director of the Company.

     In 2001, the Company sold 64,000 units consisting of one share of Series C Convertible Preferred stock and one warrant exercisable at $1.00 for an additional share of Series C stock for a price of $1,500,000. The base conversion rate was adjusted in the quarter ended October 31, 2001. In the quarter ended October 31, 2002, there was an additional adjustment to the conversion rate resulting from anti-dilution provisions in the purchase agreement. In April 2003 all of the Series C Convertible Preferred stockholders converted their shares to 10,000,000 Common shares and 1,910,000 warrants at $1.00 per share that expired July 10, 2004. Approximately one-third of these shares were issued to Mr. Keating and affiliates of Mr. Keating.

     In connection with the reorganization and sale of Series C preferred stock in July 2001, Keating Investments, LLC received a placement fee of $150,000 for services rendered in connection with the private placement of our Series C preferred stock. Timothy J. Keating, a former Director of our company from December 2002 until October 8, 2003,and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC. This fee represents 10% of the amount of gross proceeds from the placement.

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

     In November 2001, we borrowed money from and entered into note payable agreements with Mr. Root, an officer and director, and Mr. Keating, a former director, for $50,000 each which accrue interest at 12% annually. At July 31, 2004, we had a principal balance owed to Mr. Root of $50,000 under the agreement with accrued interest of $16,692. In May of 2004 Mr. Keating elected to receive common shares as payment in full on his $50,000 note.

     In May 2004 the Company issued 1,190,625 shares of restricted common stock to Wayne A. Root, CEO, and 200,000 shares to an assignee of Mr. Root as payment of $111,250 payable resulting from accrued handicapping commissions due.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.16      Common Stock Purchase Warrant issued to Keating Partners, L.P.(1)

10.17      Promissory Note dated October 23, 2000 issued to Mr. Root (1)

10.18 Letter Agreement dated July 5, 2001 between GWIN and Keating Investments, LLC (1)

10.19 Series C Preferred Stock Purchase Agreement dated July 10, 2001 between Trilium Holdings Ltd. and the Company (1)

10.20      Promissory Note dated November 12, 2001 issued to Mr. Keating.(3)

10.21      Promissory Note dated November 12, 2001 issued to Mr. Root.(3)

10.22 Securities Purchase Agreement dated June 29, 2002 between Laurus Master Fund, Ltd. and GWIN (4)

10.23      2002 Equity Incentive Plan (6)

10.24      Employment Agreement with Wayne Allyn Root dated July 31, 2003 (8)

10.25 Employment Agreement with Douglas R. Miller dated July 31, 2004 - Filed herewith electronically

10.26 Employment Agreement with Wayne Allyn Root dated July 31, 2004 - Filed herewith electronically

14         Code of Ethics - Filed herewith electronically

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

(8) Incorporated by reference to GWIN, Inc. annual report on Form 10-KSB for the year ended July 31, 2003, as filed with the SEC on November 10, 2003.

     (b) REPORTS ON FORM 8-K

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by Moore Stephens, P.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended July 31, 2004 were $40,000.

AUDIT RELATED FEES

     The aggregate fees billed by Moore Stephens P.C. for audit related services for the fiscal years ended July 31, 2004 and 2003 were $17,000 and $21,000, respectively.

     The aggregate fees billed by Demetrius & Co. for audit related services for the fiscal years ended July 31, 2004 and 2003 were $12,000 and $10,000, respectively.

TAX SERVICES

     The aggregate fees billed by Moore Stephens P.C. for tax services for the fiscal years ended July 31, 2004 and 2003 were $1,800 and $26,000, respectively.

ALL OTHER SERVICES

     There were no fees billed by Moore Stephens P.C. for other services for the fiscal years ended July 31, 2004 and 2003.

     The aggregate fees billed by Demetrius & Co. for other services for the fiscal years ended July 31, 2004 and 2003 were $1,200 and $1,200, respectively.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on November 1, 2004

                                GWIN, INC.



                                By: /s/ Wayne Allyn Root
                                    -----------------------------------------
                                    Wayne Allyn Root, Chief Executive Officer



     In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on November 1, 2004 and in the capacities indicated.



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


/s/ Douglas Miller
-----------------------------------------------------
Douglas Miller, Director


/s/ Robert Seale
-----------------------------------------------------
Robert Seale, Director


/s/ Roger Aspey-Kent
-----------------------------------------------------
Roger Aspey-Kent, Director


/s/ Timothy Whalley
------------------------------------------------------
Timothy Whalley, Director


/s/ Roger Harrison
------------------------------------------------------
Roger Harrison, Director