Form 10QSB
period 2004-10-31
GWIN INC
filed 2004-12-14
CIK 924396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2004

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

                               Yes [X]  No [ ]

As of October 31, 2004 the Company had 87,665,496 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]


                                  GWIN, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION .................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at October 31, 2004
        (Unaudited) .............................................    3

        Consolidated Statements of Operations for the three
        months ended October 31, 2004 and 2003(Unaudited)......      4

        Consolidated Statements of Cash Flows for the
        three months ended October 31, 2004 and 2003
        (Unaudited) ............................................     5

        Notes to Financial Statements ..........................     7

     Item 2. Management's Discussion and Analysis or Plan
     of Operation ..............................................    11

     Item 3. Internal Controls .................................    17

Part II - OTHER INFORMATION ....................................    17

     Item 1. Legal Proceedings .................................    17

     Item 2. Change in Securities and Use of Proceeds ..........    17

     Item 3. Defaults Upon Senior Securities ...................    17

     Item 4. Submission of Matters to a Vote of Securities
     Holders ...................................................    17

     Item 5. Other Information .................................    17

     Item 6. Exhibits and Reports on Form 8-K ..................    18

SIGNATURES .....................................................    19

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           GWIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
ASSETS                                                      October 31,
                                                               2004
                                                            ------------
Current assets:
  Accounts Receivable                                       $    310,186
  Prepaid Expenses                                               174,120
                                                            ------------
     Total current assets                                        484,306
                                                            ------------

  Property & equipment (net)                                     100,036
  Equipment held under capital leases (net)                        5,224
  Deposits & other assets                                        502,904
                                                            ------------
     Total assets                                           $  1,092,470
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Cash overdrafts                                           $    109,138
  Current portion of long-term debt                              627,132
  Accounts payable - related parties                             144,142
  Notes payable - related parties                                229,528
  Deferred revenue                                               793,000
  Accounts payable                                               477,588
                                                            ------------
     Total current liabilities                              $  2,380,528
                                                            ------------
     Long term debt, less unamortized discount of $50,382        227,151
                                                            ------------
     Total liabilities                                      $  2,607,679
                                                            ------------
Stockholders' deficit:
  Preferred stock - $0.0001 par value; 5,000,000 shares
   authorized; 0 shares issued & outstanding                           0
  Common stock - $0.0001 par value; 150,000,000 shares
   authorized; 87,665,496 shares issued & outstanding              8,770
  Additional paid in capital                                  25,070,430
  Accumulated deficit                                        (26,542,741)
  Prepaid Expenses - Related parties                             (51,667)
                                                            ------------
     Total stockholders' deficit                              (1,515,209)
                                                            ------------
     Total liabilities and stockholders' deficit            $  1,092,470
                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                         GWIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three months ended October 31,
                                                2004            2003
                                            ------------    ------------

Net revenue   services                      $    862,925    $  1,845,379
Revenues   advertising                           298,550         461,608
                                            ------------    ------------
     Total revenues                            1,161,475       2,306,987
                                            ------------    ------------
Handicapping fees                                 52,659          99,215
Handicapping fees   related party                102,743         114,438
Advertising expense                              773,045       1,057,838
Commissions                                      398,223         645,061
Salaries & wages                                 284,436         315,016
Professional fees                                 14,039          45,669
General & administrative                         298,282         411,819
Depreciation expense                              15,236          11,984
                                            ------------    ------------
     Total operating expense                   1,938,662       2,701,040
     Operating (loss)                           (777,187)       (394,053)

Interest (expense), including amortization
  of debt discount                               (23,403)        (97,586)
Other non-cash costs of financing                (33,750)        (50,000)
Interest (expense)   related parties              (7,322)        (48,819)
                                            ------------    ------------
     Net (loss)                             $   (841,662)   $   (590,458)
                                            ============    ============
Basic and diluted (loss) per share
  of common stock                           $      (0.01)   $      (0.01)

Basic and diluted weighted shares of
  common stock outstanding                    84,700,523      54,605,313












The accompanying notes are an integral part of these consolidated financial statements.

                           GWIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three months ended October 31,
                                                2004            2003
                                            ------------    ------------
Cash flows - operating activities:
Net (loss)                                  $   (841,662)   $   (590,458)
  Adjustments to reconcile net (loss)
   to net cash used in operations:
    Depreciation                                  15,236          11,984
    Services & settlements paid with common
     stock and warrants                                0          50,000
    Amortization of Prepaid Expenses -
     Related Parties                              15,000               0
    Interest expense - amortization of debt
     discount                                     12,184          99,708
  Decrease (increase) in:
   Accounts receivable                          (272,693)       (141,308)
   Prepaid expenses                             (145,234)        (56,490)
   Other assets                                 (180,727)        (16,367)
  Increase (decrease) in:
   Deferred revenue                              480,809         298,581
   Accounts payable                               32,374          45,624
   Accounts payable - related parties            107,322         (42,278)
   Other current liabilities                      10,041         (87,762)
                                            ------------    ------------
     Total adjustments                            74,313         161,692
                                            ------------    ------------
Total cash (used in) operating activities       (767,350)       (428,766)
                                            ------------    ------------
Cash flows - investing activities:
  Purchase of property and equipment              (8,848)        (29,048)
                                            ------------    ------------
Total cash (used in) investing activities         (8,848)        (29,048)
                                            ------------    ------------
Cash flows - financing activities:
  Cash Overdrafts                                109,138               0
  Proceeds from issuance of notes payable
   - related parties                                   0         925,559
  Payments on long-term debt & lease
   obligations                                    (2,408)     (1,042,943)
  Proceeds from issuance of common stock         230,000         427,793
                                            ------------    ------------
Total cash provided by financing activities      336,730         310,409
                                            ------------    ------------
Net (decrease) in cash                          (439,468)       (147,405)
Cash - beginning of the periods                  439,468         420,814
                                            ------------    ------------
Cash - end of the periods                   $          0    $    273,409
                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES

For the three months ended October 31, 2004 and 2003, the Company paid $0 for taxes and $ 11,371 for interest and $0 for taxes and $24,722 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs; For the three months ended October 31, 2004 and 2003, the Company issued 0 and 200,000 share of common stock, respectively for such services. For the three months ended October 31, 2004 and 2003, the Company also issued shares in repayment of debt; The Company issued 1,500,000 and 4,697,272 such shares as repayment for $110,000 and $925,559 of interest and principal, respectively.

                          GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Organization and Operations

     GWIN, Inc., and subsidiaries, (the "Company") is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television, radio and the Internet.

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons, concentrated in the first and the second quarter of the Company's fiscal year, and the remainder of the year.

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004. The results of the three months ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year ending July 31, 2005.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global SportsEDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the three months ended October 31, 2004 and 2003, the number of common stock equivalents excluded from the calculation was 18,436,691 and 21,872,350 respectively.

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No options were granted during the periods ended October 31, 2004 or 2003.

     Revenue Recognition - Service and advertising contracts vary substantially in length from a single sporting event to entire seasons. The Company recognizes the revenue from service contracts ratably, over the estimated term of the underlying contracts. It is important to note that while revenue from service contracts is deferred and recognized only as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated.

     Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debentures - In September, 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), an existing convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by Newmarket to reflect a principal amount of $1,200,000. In October 2003 through January 2004 Newmarket converted the entire $1,200,000 of the convertible debenture in exchange for 9,230,769 shares of common stock.

     The agreement with Newmarket also provided that Newmarket provide a standby credit facility for $250,000, bearing interest at 16% per annum. At October 31, 2004 the Company owes $155,515 in principle and interest on the note.

     The Company has convertible debentures outstanding as of October 31, 2004 totaling $694,000. The repayment schedule of such debt is as follows: $119,000 due January of 2005, $25,000 due January 2006, $250,000 due June 2005, and $300,000 due June 2005. All of the convertible debt outstanding has a mandatory conversion feature, and must be paid in common stock upon maturity.

     The Company has recorded these convertible debentures, net of associated discounts, as components of long-term debt on the balance sheet.

     Preferred Stock - At October 31, 2004 the Company had no Preferred Stock outstanding.

     Common Stock   During the three month period ended October 31, 2004 the
Company issued common stock for cash and to repay debt. The Company issued 1,500,000 shares of common stock to a debt-holder of the Company; these shares were valued at a total of $110,000 which was the total amount of principal and interest which was paid by this issuance. The Company also issued 2,875,000 shares to investors; these shares were valued at $230,000, which was the cash received for these shares.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $841,662 for the three months ended October 31, 2004 and has an accumulated deficit of $26,542,741 at October 31, 2004. The Company believes that it will need additional financing and cash to fund projected increases in required credit card deposits. The Company has credit card deposits of approximately $485,000 currently (which is accounted for as deposits on the balance sheet) and management estimates that this number may increase to approximately $950,000. These deposits are earned funds that are held by the credit card processors under the processing agreements of Company. The required deposits change based upon the amount of transactions processed and the processors' estimation as to the risks related to the business. The entire amount of these deposits will be remitted to GWIN upon termination of the underlying credit card processor relationships. The Company also has current and non-current debt outstanding, for which it will be unable to pay from operations. These operating losses and operational requirements, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern.

     The Company will continue to seek additional infusion of capital from accredited investors and institutional lenders until the Company is operationally profitable. Subsequent to the end of the quarter being reported, the Company completed a Convertible Debt financing [Note 6] that management believes will provide the Company with capital it requires to fund its ongoing operations.

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

NOTE 5 - Tax Expense

     The Company has not accrued Income Tax Expense for the periods ended October 31, 2004 and 2003 at its statutory rates due to unused net operating losses and acquired net operating losses.

NOTE 6   Subsequent Events

     In November of 2004 the Company completed a $600,000 placement of convertible debt with Laurus Master Fund, LLC. The details of this transaction were disclosed in an 8-K filing with the Securities and Exchange Commission which was filed on December 1, 2004. The Company is using the funds raised for operational purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated Balance Sheet as of October 31, 2004 (unaudited) and the unaudited Statements of Operations and Cash Flows for the three months ended October 31, 2004 and 2003, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004 filed with the Securities and Exchange Commission on November 1, 2004. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

One of the attractive aspects of our business is that we generate revenues from multiple sources. The two major sources are "Services Revenues", and "Advertising Revenues".

"Service Revenues" are generated by selling the handicapping advice and analysis of our professional handicappers. Services Revenue is generated from respondents to our various media promotions including those promoted on our weekly 30-minute television program called "Wayne Allyn Root's WinningEDGE ", which, during the 2004 football season, has aired nationally on the Spike TV Network. We also produce an hour long radio program called The WinningEDGE that airs on selected radio stations nationwide. In addition to The WinningEDGE television and radio programs, we advertise our services on radio in various markets and in selected print media including the week-end edition of USA Today. During a football weekend we will receive as many as 10,000 to 15,000 phone calls in response to our offers. These calls are returned by our team of sports account representatives in our office in Las Vegas. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue for the Company is "Advertising Revenues". Advertising Revenues are revenues generated from payments made to the Company from third party advertisers (sponsors) on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our customer databases to noncompetitive advertisers. The Company has built a telemarketing, direct mail, and email databases totaling over 200,000 potential clients who have contacted us through our various media promotions. Although not recorded as an asset on the Company's Balance Sheet, the Company considers its databases to be extremely valuable assets both as a continuing lead source for our handicapping services and as an additional source of revenue from the rental of our customer lists. As described below, the value of this database was demonstrated when a major portion of it was hacked into and stolen last fall. The Company believes that this theft cost the Company approximately $2 million in revenues, and as discussed below, is a primary factor why Operating Revenues are lower in the first fiscal quarter of 2005 than they were in the first fiscal quarter of 2004. The Company took aggressive steps including hiring Robert Half & Associates and investing approximately $150,000 in improved firewalls and database security to prevent any further database losses. The Company believes that it is now well positioned to continue to rapidly grow both Service and Advertising Revenues.

     Total Revenues for the three months ended October 31, 2004 were $1,161,475 compared to Total Revenues for the three months ended October 31, 2003 which were $2,306,987. This decrease is a combination two primary factors: First, during the preceding year the Company was the victim of an Internet hacking theft of the Company's database and customer lists as disclosed in our quarterly report to the Securities and Exchange Commission for the period ended January 31, 2004.

     This theft caused a significant decline in sales to existing customers during the third and fourth quarters of the Company's fiscal year 2004. The decline was caused primarily by the stolen customer lists being sold to our competitors whose sales representatives convinced some clients to purchase their services rather than the Company's services, or who simply badgered the Company's clients to such an extent that they stopped purchasing handicapping services all together. Since the Company does not normally advertise for new customers during the third and fourth quarters of the fiscal year, the Company is reliant upon reselling its existing customers and potential clients already in its database until it begins its seasonal advertising program coinciding with the start of the professional football season.

     An additional factor is that the 2004-2005 professional football season began September 11, 2004 which is one week later than the prior year. Consequently, the amount of Service Revenues generated during the first two months of the first fiscal quarter (August through October) together with a lower than normal amount of deferred Service Revenue that was available to carry forward into the first fiscal quarter, resulted in the decline in reported revenues for the quarter. Due to the accounting requirement that sales only be recognized as Service Revenue during the quarter the services are provided, $793,000 has been recorded as a Deferred Revenue liability on the Balance Sheet and not as Operating Revenue for the Quarter. As an example, if, on October 1, a $4,000 sale is made for services for the remainder of the football season, then, since the football season runs through January 2005, only one fourth of that sale ($1,000 for the month of October) is recorded as first quarter income and the balance ($3,000 for November, December & January) is recorded as Deferred Revenue on the Balance Sheet.
Most of the revenue deferred in the first quarter of the fiscal year will be recorded as Operating Revenue during the second fiscal quarter.

     Even though a only portion of the sales made during the first fiscal quarter are recorded as Deferred Revenue and not as Operating Revenue during the Quarter, all costs associated with generating that sale are recorded as expenses for during the quarter in which they were incurred. The result of this accounting treatment is that during periods, such as the fiurst fiscal quarter with large increases in the amount of Deferred Revenue, reported Operating Revenues will be lower than actual sales while expenses are fully accounted for, thus reducing reported Operating Profits for the quarter.

     The decline in Advertising Revenue for the quarter is also related to the accounting treatment of advertising sales. The Company made the strategic decision to seek sponsors that would advertise with the Company on a year-round basis rather than only during the heavy fall promotional period. While this decision has negatively impacted this quarter, it will allow for a more evenly reported revenue stream throughout the balance of the year. Insofar as the Company has received pre-payments for these advertising services, they are recorded as Deferred Revenues.

     Several things are important to note: (i) Most of the Deferred Revenue from the first fiscal quarter will be captured as increased Operating Revenue for the Quarter ending January 31, 2005. Since essentially all the costs associated with generating these Deferred Revenues was recorded as expense in the quarter ended October 31, 2004, this higher Deferred Revenue can be expected to make a substantial contribution to Operating Revenue and Operating Profit for the second quarter which ends January 31, 2005; (ii) Total gross sales during the month of November and continuing into December, just prior to releasing this report, exceeded gross sales in the comparable period last year, demonstrating that the negative effects of the theft of the database is now behind us and is not expected to be a factor in the future; (iii) The Company retained Robert Half and Associates, a leading technology consulting firm, to review and improve our firewalls and database security.
Approximately $150,000 was spent on this task and the task is now complete. This amount was expensed as incurred.

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

     Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, over the estimated term of the underlying service contract. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2004 TO THE THREE MONTHS ENDED OCTOBER 31, 2003

     REVENUES. Net Service Revenues from sports handicapping services (after charge-backs and changes in Deferred Revenue) decreased from $1,845,379 for the three months ended October 31, 2003 to $862,925 for the same period in 2004, a decrease of 53%. This decrease was primarily the result of a theft of the Company's database and client list in the preceding year causing Deferred Revenue going into the first quarter to decrease and lower sales until a new database of client leads could be generated from the Company's promotional activities, which generally began approximately midway through the quarter. Management believes that the financial impact of the theft has now been absorbed. As proof of the rebound in Service sales, for the month of November 2004 the Company had its second best sales month in its history with November 2004 service sales exceeding those of November 2003. Advertising Revenue decreased from $461,608 for the three months ended October 31, 2003 to $298,550 for the same period in 2004, a decrease of 35%. This decrease is primarily a result of the Company's decision to write advertising contracts with our sponsors for a full year instead of only advertising for the football season. The Company feels this will allow sponsors to benefit from advertising year round on the Internet as well as in the fall on the television and radio programs. This has caused a negative impact on first quarter revenues, but the Company will benefit by having Advertising Revenues more evenly distributed during the remainder of the fiscal year.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $1,938,662 for the three months ended October 31, 2004 compared to $2,701,040 for the same period in 2003, a decrease of 29%. A detailed breakdown of those costs and expenses follows:

     Handicapping fees decreased from $213,653 for the three months ended October 31, 2003 to $155,402 for the same period in 2004, a decrease of 27%. These fees are based upon a percentage of revenues before changes in Deferred Revenue and the total amount in 2004 is consistent with the appropriate relationship to revenues and our agreements with our handicappers.

     Advertising Expenses, including production costs, decreased from $1,057,838 for the three months ended October 31, 2003 to $773,045 for the same period in 2004. This 26% decrease is a direct result of better pricing for television and radio time due to having a branded show on national television for 5 years, and using better point of sale software to quickly determine where the best return on leads is being generated.

     Commission Expense decreased from $645,061 for the three months ended October 31, 2003 to $398,223 for the same period in 2004, a decrease of 39%. Commissions are based upon a percentage of revenues before changes in Deferred Revenue and is lower due to lower sales in the three months ended October 31, 2004.

     Salaries and Wages decreased from $315,016 for the three months ended October 31, 2003 to $284,436 for the same period in 2004, a decrease of 9%. This is primarily the result of better pricing on health care insurance due to changing carriers.

     Professional Fees decreased from $45,669 for the three months ended October 31, 2003 to $14,039 for the same period in 2004, a 65% decrease. The decrease is primarily due to lower legal expenses during the three months ended October 31, 2004.

     General and Administrative Expenses decreased from $411,819 for the three months ended October 31, 2003 to $298,282 for the same period in 2004, a decrease of 27%. This decrease is primarily a result of a decrease in credit card processing fees due to lower sales and better pricing on telephone rates.

Seasonality

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis and selections for these sports is substantially higher than for other sporting events. As a result, approximately 70% of our sales occur in the first and second quarters of the Fiscal Year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced higher net sales in the first and second quarters of the Fiscal Year and lower net sales in the third and fourth quarters of the Fiscal Year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of October 31, 2004, was $1,896,222 as compared to a working capital deficit of $1,243,175 as of July 31, 2004. Of the October 31, 2004 amount, approximately $793,000 represents revenues from sales which will not be recognized until after October 31, 2004. During the three months ended October 31, 2004, we raised approximately $230,000 from accredited investors.

     In November, 2004 the Company completed a Convertible Debenture placement for $600,000 (see Subsequent Events Note). The Company believes that this additional financing and cash flow from operations will be sufficient to fund the Company's operating requirements. The Company may continue to seek additional infusions of capital.

SUMMARY OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31,2004

     GWIN's cash decreased approximately $548,606 during the three months ended October 31, 2004. The decrease was a result of the operating loss of $841,663, which was offset in part by the $230,000 in proceeds from the issuance of equity.

OPERATING ACTIVITIES

     Net cash used in operating activities increased from $428,766 in the three months ended October 31, 2003 to $767,350 in the three months ended October 31, 2004. The primary reason was the increase in the net loss from $590,458 in the three months ended October 31, 2003 to $841,663 in the three months ended October 31, 2004 and an increase in deferred revenue.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased from $29,048 during the three months ended October 31, 2003 to $8,848 during the three months ended October 31, 2004 because fewer assets were purchased in the most recent three months.

FINANCING ACTIVITIES

     Net cash provided by financing activities increased from $310,409 during the three months ended October 31, 2003 to $336,930 during the three months ended October 31, 2004. Included in the amount for the three months ended October 31, 2004, $230,000 was received from the sale of common stock and $109,138 was the result of bank overdrafts.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended October 31, 2004, we sold 2,875,000 restricted shares of common stock at a price of $.08 per share to 2 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares were sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount of the shares sold. The appropriate restrictive legend was placed on the certificates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

ITEM 5.  OTHER INFORMATION.

     Inapplicable

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

                                       GWIN, Inc.
                                      (Registrant)


Dated: December 10, 2004              By:/s/ Jeffrey Johnson
                                         Jeffrey Johnson
                                         Chief Financial Officer


Dated: December 10, 2004              By:/s/ Wayne Allyn Root
                                         Wayne Allyn Root
                                         Chairman and Chief Executive
                                         Officer