Form 10QSB
period 2005-01-31
GWIN INC
filed 2005-03-09
CIK 924396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2005

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________


                       Commission File Number 000-24520


                                  GWIN, INC.
      (Exact name of small business issuer as specified in its charter)


             Delaware                            04-3021770
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


             5092 South Jones Boulevard, Las Vegas, Nevada 89118
                   (Address of principal executive offices)


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

                           Yes  [X]     No  [ ]

As of January 31, 2005 the Company had 94,915,812 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]




                                 GWIN, INC.


                            INDEX TO FORM 10-QSB

                                                                     Page
Part I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheet at January 31, 2005
         (Unaudited) ...............................................    3

         Consolidated Statements of Operations for the three
         and six month periods ended January 31, 2005 and 2004
         (Unaudited) ...............................................    4

         Consolidated Statements of Cash Flows for the six month
         periods ended January 31, 2005 and 2004 (Unaudited) .......   5-6

         Notes to Financial Statements .............................   7-9

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation .........................................  10-14

         Item 3. Controls and Procedures ...........................    15

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings ................................    16

         Item 2.  Change in Securities and Use of Proceeds .........    16

         Item 3.  Defaults Upon Senior Securities ..................    16

         Item 4.  Submission of Matters to a Vote of Securities
                  Holders ..........................................    16

         Item 5.  Other Information  ...............................    16

         Item 6.  Exhibits .........................................    16

Signatures .........................................................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  GWIN, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                January
                                                                  2005
                                                              ------------
ASSETS

Current assets:
  Cash                                                        $     36,916
  Accounts Receivable                                              266,252
  Deferred Financing Fees                                            4,429
                                                              ------------
     Total current assets                                          307,597
                                                              ------------

  Property and equipment (net)                                      92,615
  Equipment held under capital leases (net)                          3,728
  Deposits and other assets                                        771,551
  Deferred Financing Fees                                           25,833
                                                              ------------
     Total assets                                             $  1,201,324
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $    305,709
  Notes payable - related parties                                  152,783
  Deferred revenue                                                 489,000
  Accounts payable                                                 373,188
                                                              ------------
     Total current liabilities                                   1,320,681

  Long-term debt, less unamortized discount of $157,290            720,242
                                                              ------------
     Total liabilities                                           2,040,923
                                                              ------------

Stockholders' deficit

  Preferred stock - $0.0001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding
  Common stock - $0.0001 par value; 150,000,000 shares                   0
   authorized; 94,915,812 shares issued & outstanding                9,500
  Additional paid in capital                                    26,102,992
  Accumulated deficit                                          (26,915,424)
  Prepaid Expenses - Related parties                               (36,667)
                                                              ------------
     Total stockholders' deficit                                  (839,599)
                                                              ------------
     Total liabilities and stockholders' deficit              $  1,201,324
                                                              ============

                                  GWIN, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        Three months ended           Six months ended
                                             January 31,                January 31,
                                     -------------------------  ------------------------
                                        2005         2004          2005          2004
                                     -----------  -----------   -----------  -----------
Net revenue - services               $ 2,520,512  $ 2,343,942   $ 3,383,437   $ 4,189,321
Revenues - advertising                   201,154      115,468       499,704       577,076
                                     -----------  -----------   -----------   -----------
     Total revenues                    2,721,666    2,459,410     3,883,141     4,766,397
                                     -----------  -----------   -----------   -----------

Handicapping fees                         60,643       72,859       113,302       172,074
Handicapping fees - related party        163,751      151,147       266,494       265,585
Advertising expense                      558,479      521,361     1,331,524     1,579,199
Commissions                              896,628      770,079     1,294,851     1,415,140
Salaries and wages                       270,571      313,887       555,007       628,903
Professional fees                         45,482       91,378        59,520       137,047
General and administrative               479,347      411,484       777,628       823,303
Depreciation expense                      15,460       10,874        30,696        22,858
                                     -----------  -----------   -----------   -----------
     Total operating expense           2,490,360    2,343,069     4,429,022     5,044,109
                                     -----------  -----------   -----------   -----------
     Operating income (loss)             231,306      116,341      (545,882)     (277,712)
                                     -----------  -----------   -----------   -----------
Interest (expense), including
 amortization of debt discount          (205,436)     (65,819)     (228,839)     (163,405)
Other non-cash costs of financing       (393,606)     (45,000)     (427,356)      (95,000)
Interest (expense) - related parties      (4,947)     (16,407)      (12,269)      (65,226)
                                     -----------  -----------   -----------   -----------
     Net (loss)                         (372,683)     (10,885)   (1,214,346)     (601,343)
                                     -----------  -----------   -----------   -----------
Net (loss) used in per share
 calculation                         $  (372,683) $   (10,885)  $(1,214,346)  $  (601,343)
                                     ===========  ===========   ===========   ===========

Basic and diluted (loss) per share   $     (0.00) $     (0.00)  $     (0.01)  $     (0.01)
                                     ===========  ===========   ===========   ===========
Basic and diluted weighed shares
 common stock outstanding             89,750,331   61,104,299    87,225,427    58,858,402
                                     ===========  ===========   ===========   ===========

                                  GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                           January 31,
                                                   ------------------------
                                                       2005          2004
                                                   -----------    ---------
Cash flow - operating activities:
Net (loss)                                         $(1,214,346)   $(601,343)
 Adjustments to reconcile net (loss) to net
  cash used in operations:
   Depreciation                                         30,696       22,858
   Services and settlements paid with common stock
    and warrants                                       568,806       95,000
   Amortization of Prepaid Expenses - Related
    Parties                                             30,000       30,000
   Interest expense - issuance of common stock          27,822            0
   Interest expense - amortization of debt
    discount                                           140,606      155,141

 Decrease (increase) in:
  Accounts receivable                                 (228,758)    (204,529)
  Prepaid expenses                                      29,624       25,347
  Other assets                                        (449,374)     (75,066)
 Increase (decrease) in:
  Deferred revenue                                     176,809      (94,893)
  Accounts payable                                     (59,220)     (12,138)
  Accounts payable - related parties                  (113,564)      (4,003)
  Other current liabilities                             (2,764)     100,651
                                                   -----------    ---------
 Total adjustments                                      33,018       38,368
                                                   -----------    ---------
Total cash (used in) operating activities          $(1,063,663)   $(562,975)
                                                   -----------    ---------
Cash flows - investing activities:
 Purchase of fixed assets                              (15,392)     (43,447)
                                                   -----------    ---------
Total cash (used in) investing activities              (15,392)     (43,447)

Cash flows - financing activities:
 Proceeds from issuance of notes payable -
  related parties                                      569,000            0
 Payments on long-term debt and lease obligations     (122,497)    (207,715)
 Proceeds from issuance of common stock                230,000      427,793
                                                   -----------    ---------
Total cash provided by financing activities            676,503      220,078
                                                   -----------    ---------

Net (decrease) in cash                                (402,552)    (386,344)
Cash - beginning of the periods                        439,468      420,814
                                                   -----------    ---------
Cash - end of periods                              $    36,916    $  34,470
                                                   ===========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES

For the six months ended January 31, 2005 and 2004, the Company paid $0 for taxes and $30,866 for interest and $0 for taxes and $41,583 for interest, respectively.

The Company issued stock and warrants as payment for professional services and settlement costs, these amounts totaled $427,356 and $95,000 for the six months ended January 31, 2005 and 2004, respectively.

During the six months ended January 31, 2005, the Company incurred deferred financing charges of $31,000 which was paid by a reduction in the cash received from an offering.

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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004. The results of the three and six month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year ending July 31, 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. For the six months ended January 31, 2005 and 2004, the number of common stock equivalents excluded from the calculation was 30,097,870 and 4,745,598, respectively, as they would be anti-dilutive.

Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No options were granted during the three and six month periods ended January 31, 2005 and 2004.

Revenue Recognition -

     Handicapping Service Agreements - Revenue from handicapping service agreements is recognized ratably, as services are rendered in proportion to the total services to be provided under the agreements. At January 31, 2005 the Company had received approximately $458,000 for handicapping services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

     Advertising Agreements - Revenue from advertising agreements is recognized over the term of the agreements based on individual showings of the advertising in proportion to the total showings during the term of the agreement. At January 31, 2005 the Company had received approximately $31,000 in payments for advertising services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

Convertible Debt Note - The Company entered into a $600,000 convertible debt note with Laurus Master Fund ("Laurus") on November 30, 2004. The details on this transaction were reported in a Form 8-K filed on December 2, 2004. The Company incurred $31,000 of fees related to this financing which have been capitalized and are being recognized on a straight-line basis over the life of the note.

In connection with the Laurus note, the Company recorded a beneficial conversion feature of $175,199 (which was expensed immediately as a component of interest) and a discount of $117,665 which is being amortized over the life of the debt.

Convertible Preferred Stock - The Company has no convertible preferred stock issued and outstanding at January 31, 2005.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $1,214,346 for the six months ended January 31, 2005 and has an accumulated deficit of $26,915,424 at January 31, 2005. The operating losses, as well as uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - Commitments

     Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. The Company is not currently a party to any legal proceedings either as a defendant or as a plaintiff.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended January 31, 2005 and 2004 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Balance Sheet as of January 31, 2005, the unaudited Statements of Operations for the three and six month periods ended January 31, 2005 and 2004, the unaudited Statement of Cash Flows for the six month periods ended January 31, 2005 and 2004, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2004 filed with the Securities and Exchange Commission on November 1 , 2004. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

     The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document, as well as facts and factors that are not discussed in this document, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two major sources are "services revenues", and "advertising revenues".


     Service revenues are generated by selling the handicapping advice and analysis of our professional handicappers. Services revenue is generated from respondents to our various media promotions including those promoted on our weekly 30-minute television program called "Wayne Allyn Root's WinningEDGE ", which aired during the 2004 football season nationally on the Spike TV Network. We also produce an hour long radio program called The WinningEDGE that airs on selected radio stations nationwide. In addition to The WinningEDGE television and radio programs, we advertise our services on radio in various markets and in selected print media including the week-end edition of USA Today. During a football weekend we will receive as many as 10,000 to 15,000 phone calls in response to our offers. These calls are returned by our team of sports account representatives in our office in Las Vegas. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue for the Company is advertising revenues. Advertising revenues are generated from payments made to the Company from third party advertisers (sponsors) on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our databases to noncompetitive advertisers. The Company has built telemarketing, direct mail, and email databases totaling over 200,000 potential clients who have contacted us through our various media promotions. Although not recorded as an asset on the Company's Balance Sheet, the Company considers its databases to be extremely valuable assets both as a continuing lead source for our handicapping services and as an additional source of revenue from the rental of our customer lists. As described below, the value of this database was demonstrated when, in the fall of 2003, an outside computer hacker gained access and clandestinely sold our customer and sales-lead information to a number of our competitors. The Company believes that this theft cost the Company in excess of $1 million in revenues, and as discussed below, is a primary factor why operating revenues were lower in the first quarter of 2005 than they were in the first quarter of 2004. The Company took aggressive steps, including hiring Robert Half & Associates, and investing approximately $150,000 in improved firewalls and database security to prevent any further database losses. The Company believes that its proprietary property is now well protected and that it is well positioned to resume its rapid grow of both service and advertising revenues.

     The Company showed substantial improvement in operations for the quarter ended January 31, 2005. For the three months ended January 31, 2005, the Company's operating profit doubled, increasing to $231,306 compared to $116,341 for the same period in 2004. This improvement was largely due to the Company being able to return to its defined business model after recovering from the theft of its data base. The Company recorded an operating loss of $545,882 for the six months ended January 31, 2005 compared to an operating loss of $277,712 for the same period in 2004.

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

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2005 TO THE SIX MONTHS ENDED JANUARY 31, 2004

REVENUES. Total revenues for the six months ended January 31, 2005 decreased 19%, from $4,766,397 to $3,883,141 for the comparable period. Revenues from advertising decreased from $577,076 for the six months ended January 31, 2004 to $499,704 for the same period in 2005, a decrease of 13%. This decrease in advertising revenues is a result of the Company's strategy to pursue and bring on board advertisers that will advertise on an annual basis not only in the football season. Net revenues from sports handicapping services (after deferred revenue adjustments) decreased from $4,189,321 for the six months ended January 31, 2004 to $3,383,437 for the same period in 2005, a decrease of 19%. This decrease is attributable to the Company's security breach with an outside computer hacker gaining access to our proprietary customer and lead database and clandestinely selling it to a number of our competitors. The Company was able to identify the sources of the breach and stop the theft. The Company is currently working with the FBI to investigate the individuals involved in the theft. As proof of the impact that the theft had on sales, once the theft was identified and measures enacted to prevent future breaches, the Company's revenues have exceeded those of the prior year, during the three month periods ended January 31, 2005 and 2004.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $4,429,022 for the six months ended January 31, 2005 versus $5,044,109 for the same period in 2004, a decrease of 12%. These savings were across the board, with key components as follows: Advertising Expenses, including production costs, decreased from $1,579,199 for the six months ended January 31, 2004 to $1,331,524 for the same period in 2005.
These reduced media expenditures are a direct result of the Company's decision to change television broadcasting stations for better pricing and utilizing a client management software system that allowed the company to pinpoint weekly client response sources that allowed the company to maximize the media dollars spent. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

Other substantial cost savings were realized by decreasing Commission Expense from $1,415,140 for the six months ended January 31, 2004 to $1,294,851 for the same period in 2004, Salaries and Wages decreased from $628,903 for the six months ended January 31, 2004 to $555,007 for the same period in 2005, a decrease of 12%. Professional Fees also decreased from $137,047 for the six months ended January 31, 2004 to $59,520 for the same period in 2005, a 57% reduction. The Company does not have any ongoing litigation and expenses are
in line with stabilized costs involving a publicly traded company.   General
and Administrative Expenses decreased from $823,303 for the six months ended January 31, 2004 to $777,628 for the same period in 2005, a decrease of 6%. The Company's general operating expenses have stabilized and telephone charges and credit card fees on sales revenue were lower due to less overall sales for the period. These two major expenses vary directly with sales activity and are consistent with revenues.

OPERATING RESULTS. Although the Company showed increased losses on the six month operating results comparison with the prior year, those increased losses were incurred in the first quarter and substantially reduced with the improvement in the second quarter results. For the six months ended January 31, 2005 the Company's operating loss was $545,882 compared to $277,712 for the same period in 2004.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2005 TO THREE MONTHS ENDED JANUARY 31, 2004

REVENUES. Total revenues increased from $2,459,410 for the three months ended January 31, 2004 to $2,721,666 for the same period in 2005, an increase of 11%. This is due to an increase in net revenues from sports handicapping services (after the deferred revenue adjustment) from $2,343,942 for the three months ended January 31, 2004 to $2,520,512 for the same period in 2005, an increase of 8%. Additionally, advertising revenues increased from $115,468 for the three months ended January 31, 2004 to $201,154 for the same period in 2005, an increase of 7%. As discussed above in the six month analysis, this increase in sports handicapping services revenues is a direct result of sales of advertising from the television and radio shows and the elimination of a security breach which allowed for revenues to return to normal growth levels.

OPERATING COSTS AND EXPENSES. Total operating expenses, excluding non-recurring items were $2,490,360 for the three months ended January 31, 2005 versus $2,343,069 for the same period in 2004, an increase of 6%. Advertising expenses increased to $558,479 for the three months ended January 31, 2005 versus $521,361 for the same period in 2004, a 7% increase. Commissions increased to $896,628 for the three months ended January 31, 2005 from $770,079 in 2004, an increase of 16%. These increases are primarily due to the football season starting one week later in 2004, causing the expenses to shift into the second quarter. As discussed in the six month discussion, these expenses have decreased on a six month to six month comparison.
Salaries and Wages decreased to $270,571 for the three months ended January 31, 2005 from $313,887 for the same period in 2004, a decrease of 14%. Professional Fees decreased to $45,482 for the three months ended January 31, 2005 from $91,378 for the same period in 2004, a decrease of 50%. General and administrative increased to $479,347 for the three months ended January 31, 2005 from $411,484 for the same period in 2004, an increase of 16%. A large component of general and administrative expense is credit card processing fees and telephone expense which increased because of adding an additional week to the football season compared to the prior year.

OPERATING RESULTS. The Company recorded an operating profit of $231,306 for the quarter ended January 31, 2005 versus an operating profit of $116,341 for the same period in 2004. These improved results are directly attributable to the investments made in protecting and rebuilding our databases allowing a return to more normal growth patterns.

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

                       LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of January 31, 2005, was $1,013,084. Of the January 31, 2005 amount, approximately $489,000 represents revenues from sales which will not be recognized until after January 31, 2005. During the six months ended January 31, 2005, we raised approximately $569,000 from the issuance of convertible debt.

     In order to reduce our working capital deficit and to finance our continuing operations, management is in the process of, or intends in the future to take the following actions. We expect to be able to generate sufficient cash to support our operations during the twelve month period following the date of the financial statements by continuing to increase our revenues and operating cash flow over the comparable prior year periods and by raising additional financing through the sale of shares of our common stock in a private offering to accredited investors either through the offshore investment banker which has raised capital for us in the past, or through other investment bankers. We also intend to increase our working capital by selling additional sponsorship and advertising opportunities, developing new profit generating media opportunities, such as the sale of "how to" videos and CD's to the retail and emerging "video-on-demand" markets, and by expanding our business to cover additional sports and services and by entering new geographic markets.

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2005

     GWIN's cash decreased approximately $402,552 during the six months ended
January 31, 2005, to approximately $36,000.   The decrease was a result of the
operating loss of $545,882 which was offset, in part, by the $569,000 in proceeds from the issuance of convertible debt.

OPERATING ACTIVITIES

     Net cash used in operating activities increased to $1,063,663 for the six months ended January 31, 2005 from $562,975 in the six months ended January 31, 2004. A large component of the cash used was to fund a credit card reserve fund, totaling approximately $751,000, which is shown under Deposits & other assets on the Balance sheet.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased to $15,392 during the six months ended January 31, 2005 from $43,447 during the six months ended January 31, 2004.

FINANCING ACTIVITIES

     Net cash provided by financing activities increased to $676,503 during the six months ended January 31, 2005 from $220,078 during the six months ended January 31, 2004. Included in the amount for the six months ended January 31, 2005 was $230,000 received from the sale of common stock and the issuance of $568,806 in convertible debt.

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

     As of January 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and the operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2005.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended January 31, 2005, we issued 300,000 restricted shares of common stock to an investor relations firm. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS.

     (a) Exhibits.

         Exhibit No.     Description
         -----------     -----------

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

                                  GWIN, INC.
                                  (Registrant)



Dated:  March 8, 2005             By: /s/ Jeffrey Johnson
                                      Jeffrey Johnson
                                      Chief Financial Officer


Dated:  March 8, 2005             By: /s/ Wayne Allyn Root
                                      Wayne Allyn Root
                                      Chairman and Chief Executive Officer