Form 10QSB
period 2005-04-30
GWIN INC
filed 2005-06-14
CIK 924396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2005

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

                             Yes [X]      No [ ]

As of April 30, 2005 the Company had 96,241,464 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]













                                  GWIN, INC.

                             Index to Form 10-QSB

                                                                     Page

Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet at April 30,
              2005 (Unaudited) .....................................   3

              Consolidated Statements of Operations for the
              three and nine month periods ended April 30, 2005
              and 2004 (Unaudited) .................................   4

              Consolidated Statements of Cash Flows for the
              nine month periods ended April 30, 2005 and 2004
              (Unaudited) ..........................................   5

              Notes to Consolidated Financial Statements
              (Unaudited) ..........................................   7

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation ............................................  10

     Item 3.  Controls and Procedures ..............................  14

Part II:  OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................  15

     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds ......................................  15

     Item 3.  Defaults Upon Senior Securities ......................  15

     Item 4.  Submission of Matters to a Vote of Security
              Holders ..............................................  15

     Item 5.  Other Information ....................................  15

     Item 6.  Exhibits and Reports on Form 8-K .....................  15

     Signatures ....................................................  16

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  GWIN, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                April 30,
                                                                  2005
                                                               ----------
ASSETS
Current assets:
 Cash                                                          $   293,899
 Accounts receivable                                                93,490
 Deferred financing fees                                             5,167
                                                               -----------
     Total current assets                                          392,556
                                                               -----------
 Property & equipment (net)                                         82,508
 Equipment held under capital leases (net)                           2,233
 Deposits & other assets                                           843,242
 Deferred financing fees                                            20,667
                                                               -----------
     Total assets                                              $ 1,341,206
                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current portion of long-term debt                             $   305,678
 Accounts payable - related parties                                 33,207
 Notes payable - related parties                                   174,922
 Deferred revenue                                                  578,000
 Accounts payable                                                  378,437
                                                               -----------
     Total current liabilities                                   1,470,244
                                                               -----------
Long term debt, less unamortized discount of $132,525              742,473
                                                               -----------
     Total liabilities                                           2,212,717
                                                               -----------
Stockholders' deficit:
 Preferred stock - $0.0001 par value; 5,000,000 shares
  authorized; 0 shares issued & outstanding                           -
 Common stock - $0.0001 par value; 150,000,000 shares
  authorized; 96,241,464 shares issued & outstanding                 9,632
 Additional paid in capital                                     26,176,548
 Accumulated deficit                                           (27,036,024)
 Prepaid expenses - related parties                                (21,667)
                                                               -----------
     Total stockholders' deficit                               $  (871,511)
                                                               -----------
     Total liabilities and stockholders' deficit               $ 1,341,206
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                                  GWIN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                  Three months ended         Nine months ended
                                                      April 30,                  April 30,
                                                 2005         2004          2005          2004
                                             -----------   -----------   -----------   -----------

Net revenue - services                       $ 1,139,801   $   955,219   $ 4,523,238   $ 5,144,541
Revenues - advertising                            65,000        58,000       564,704       635,076
                                             -----------   -----------   -----------   -----------
   Total revenues                              1,204,801     1,013,219     5,087,942     5,779,617
                                             -----------   -----------   -----------   -----------
Handicapping fees                                 37,098        36,553       150,400       208,627

Handicapping fees - related party                 97,871        65,668       364,365       331,253
Advertising expense                               91,393       176,024     1,422,917     1,755,223
Commissions                                      440,027       253,246     1,734,878     1,668,386
Salaries & wages                                 285,741       296,169       840,748       925,072
Professional fees                                 30,928        26,797        90,449       163,844
General & administrative                         196,419       211,481       974,047     1,034,784
Depreciation expense                              15,038        10,513        45,734        33,371
                                             -----------   -----------   -----------   -----------
    Total operating expense                    1,194,515     1,076,451     5,623,537     6,120,560
                                             -----------   -----------   -----------   -----------
    Operating income (loss)                       10,286       (63,232)     (535,595)     (340,943)
                                             -----------   -----------   -----------   -----------

Interest (expense), including amortization
 of debt discount                                (51,308)      (58,186)     (280,147)     (221,591)
Other non-cash costs of financing                (52,440)     (317,104)     (479,796)     (412,104)
Interest (expense) - related parties             (27,139)       (3,114)      (39,407)      (68,340)
                                             -----------   -----------   -----------   -----------
Net (loss)                                   $  (120,600)  $  (441,636)  $(1,334,946)  $(1,042,978)
                                             ===========   ===========   ===========   ===========

Basic and diluted (loss) per share
 of common stock                             $      0.00   $     (0.01)  $     (0.01)  $     (0.02)
                                             ===========   ===========   ===========   ===========

Basic and diluted weighted shares of
 common stock outstanding                     95,834,495    70,024,958    90,031,346    63,511,100
                                             ===========   ===========   ===========   ===========










The accompanying notes are an integral part of these financial statements.

                                 GWIN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                          April 30,
                                                     2005          2004
                                                  -----------   -----------
Cash flows - operating activities:
Net (loss)                                        $(1,334,946)  $(1,042,979)
 Adjustments to reconcile net (loss) to
  net cash used in operations:
   Depreciation                                        45,734        33,371
   Services & settlements paid with common
    stock and warrants                                568,806       520,821
   Amortization of prepaid expense - related
    parties                                            45,000        45,000
   Interest expense - issuance of common stock         34,510          -
   Interest expense - amortization of debt discount   162,838       126,765

  Decrease (increase) in:
   Accounts receivable                                (55,996)     (166,979)
   Prepaid expenses                                    23,719           347
   Other assets                                      (521,065)     (315,713)
   Deferred Financing Fees                            (20,667)         -
  Increase (decrease) in:
   Deferred revenue                                   265,809       (50,744)
   Accounts payable                                   (56,735)      (79,451)
   Accounts payable - related parties                 (58,219)      126,000
  Total adjustments                                   433,734       239,417
                                                  -----------   -----------
Total cash (used in) operating activities            (901,212)     (803,562)
                                                  -----------   -----------
Cash flows - investing activities:
 Purchase of fixed assets                             (18,829)      (56,810)
                                                  -----------   -----------
Total cash (used in) investing activities             (18,829)      (56,810)

Cash flows - financing activities:
 Proceeds from issuance of notes payable -
  related parties                                        -           23,143
 Proceeds from the issuance of notes payable          569,000          -
 Payments on long-term debt & lease obligations       (91,528)     (373,839)
 Proceeds from issuance of common stock               297,000     1,091,643
                                                  -----------   -----------
Total cash provided by financing activities           774,472       740,947
                                                  -----------   -----------
Net (decrease in) cash                               (145,569)     (119,425)
Cash - beginning of the periods                       439,468       420,814
                                                  -----------   -----------
Cash - end of the periods                         $   293,899   $   301,389
                                                  ===========   ===========

For the nine months ended April 30, 2005 and 2004, the Company paid $0 for taxes and $57,566 for interest and $0 for taxes and $86,396 for interest, respectively.

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES

The Company issued stock and warrants in payment for professional services and settlement costs. For the nine months ended April 30, 2005 and 2004, the amount of professional services and settlement costs paid in stock were $427,356 and $ 520,821, respectively. During the nine months ended April 30, 2005, the Company incurred deferred financing charges of $31,000 which was paid by a reduction in the cash received from an offering.
















































The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004. The results of the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year ending July 31, 2005.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the nine months ended April 30, 2005 and 2004, the number of common stock equivalents excluded from the calculation was 16,256,726 and 8,048,123 respectively.

                          GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 2 - Basis of Presentation (continued)

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No employee options were granted during the three and nine month periods ended April 30, 2005 and 2004.

Revenue Recognition - Handicapping Service Agreements - Revenue from handicapping service agreements is recognized ratably, as services are rendered in proportion to the total services to be provided under the agreements. At April 30, 2005 the Company had received approximately $412,000 for handicapping services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

Advertising Agreements - Revenue from advertising agreements is recognized over the term of the agreements based on individual showings of the advertising in proportion to the total showings during the term of the agreement. At April 30, 2005 the Company had received approximately $166,000 for advertising services not rendered by that date.

Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

Convertible Debentures - The Company has outstanding a total of $1,175,000 in convertible debentures as of April 30, 2005, including a $600,000 debenture entered into during the nine months ended April 30, 2005.

Convertible Preferred Stock - The Company has no convertible preferred stock issued and outstanding at April 30, 2005.

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

                          GWIN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 3 - Going Concern (continued)

     The Company incurred a net loss of $1,334,946 for the nine months ended April 30, 2005 and has an accumulated deficit of $27,036,024 at April 30, 2005. The operating losses, as well as uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - Commitments and Contingencies

     Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. The Company is not currently a party to any legal proceedings either as a defendant or as a plaintiff.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended April 30, 2005 and 2004 at its statutory rates due to unused net operating losses and acquired net operating losses.

NOTE 6 - Shares Issued

     During the nine months ended April 30, 2005, 12,950,968 shares of the Company's common stock were issued, compared to 25,747,592 shares for the nine-month period ended April 30, 2004. During the three month period ended April 30, 2005 1,325,652 shares of the Company's common stock were issued compared to 12,272,185 for the three-month period ended April 30, 2004. These shares were sold to accredited investors through a private placement; the valuation of the shares was determined by the proceeds of these private placements.

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

     Services Revenues are generated by selling the handicapping advice and analysis of our professional handicappers. Services Revenue is generated from respondents to our various media promotions including the telephone numbers advertised on our weekly 30-minute television infomercial program called Wayne Allyn Root's WinningEDGE, which, during the 2004 football season aired nationally on Spike T V. We also produced an hour long radio program called The WinningEDGE that aired on selected radio stations nationwide as well as on our flagship station, XTRA in Southern California.

     In addition to The WinningEDGE television and radio programs we also advertise our services on radio in various markets and in selected print media. During the 2004 football season that included the week-end edition of USA Today. We receive phone calls in response to our various offers. These calls are returned by our team of sports account representatives. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web site, www.WinningEDGE.com. The Web site provides free odds, scores, schedules, injury and weather reports, and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue is advertising revenue. Advertising revenues are revenues generated from payments made to the Company from third party advertisers on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our databases to noncompetitive advertisers.

     The Company has built a significant telemarketing/direct mail database. The Company considers these unrecorded intangible assets to be extremely valuable both as a continuing lead source for Services Revenue and as an additional source of Advertising Revenue. This database and the loyal viewing and listening audience that the Company has built for its television, radio, print, and Internet properties has enabled the Company to attract a number of paid advertisers for these various media. The Company believes that it is well positioned to continue to grow both Services and Advertising Revenues.
On May 11, 2005 the Company announced that its television show "Wayne Allyn Root's WinningEDGE" had been accepted to air fall of 2005 on the WGN Super Station, nationally. The show will reach 86 million cable and satellite households and air at 10 am EST/9 am Central for a minimum of 13 weeks beginning September 10th.

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

     Stock Options and Equity Instruments - Historically, we have issued substantial amounts of warrants and options to purchase common stock in connection with financing activities and as payment for services and other items. We record the cost attributable to those issuances on the basis of the Black-Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility.

COMPARISON OF NINE MONTHS ENDED APRIL 30, 2005 TO THE NINE MONTHS ENDED APRIL 30, 2004

     REVENUES. Total revenues decreased to $5,087,942 for the nine months ended April 30, 2005 compared to $5,779,617 in the nine months ended April 30, 2004. Revenues from advertising decreased to $564,704 for the nine months ended April 30, 2005 compared to $635,076 for the same period in 2004, a decrease of 11%. This decrease in advertising revenues is a result of the Company's decision to eliminate advertising on our broadcasts by our competitors. Net revenues from sports handicapping services (after charge-backs and deferred revenue adjustments) decreased to $4,523,238 for the nine months ended April 30, 2005 compared to $5,144,541 for the same period in 2004, a decrease of 12%. This decrease is attributable to loss of sales opportunities brought on in late November when the Company was the victim of a security breach with an outside computer hacker gaining access to our proprietary customer and lead database and clandestinely selling it to a number of our competitors. We estimate the extent of the loss in reduced revenues and increased chargebacks is in the $500,000 to $1,000,000 range. We have substantially reduced the risk of a recurrence of this type theft by upgrading the Company's computer servers and software and hiring an IT security consultant for ongoing monitoring of the Company's systems.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $5,623,537 for the nine months ended April 30, 2005 versus $6,120,560 for the same period in 2004, a decrease of 8%. These savings were across the board, with key components as follows:
Advertising Expenses, including production costs, decreased to $1,422,917 for the nine months ended April 30, 2005 compared to $1,755,223 for the same period in 2004. These reduced media expenditures are a direct result of the decision to focus on near-term profitability. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

     Commission Expense increased to $1,734,878 for the nine months ended January 31, 2005 compared to $1,668,386 for the same period in 2004, an increase of 4% based upon changes in the handicapping agreements and commission overrides. Salaries and Wages decreased to $840,748 for the nine months ended April 30, 2005 decreased to $925,072 for the same period in 2004, a change of 9%. This savings was accomplished by operating with a slightly reduced staff and replacing selected staff with lower paid employees. Professional Fees also decreased to $90,449 for the nine months ended April 30, 2005 compared to $163,844 for the same period in 2004, a 44 % reduction. The Company does not have any ongoing litigation and expenses are in line with stabilized costs involving a publicly traded company.

     Finally, General and Administrative Expenses decreased to $974,047 for the nine months ended April 30, 2005 compared to $1,034,784 for the same period in 2004, a decrease of 6%. This reduction is primarily due to lower telephone charges and credit card fees. These two major expenses vary directly with sales activity and are consistent with revenues.

     OPERATING RESULTS. For the nine months ended April 30, 2005, the Company's operating loss increased to $535,595 compared to $340,943 for the same period in 2004. As described above, this increased loss was due to a slow first quarter resulting from a theft of the Company's data base causing sales to be negatively impacted. Since the breech was shut down, the Company has had great success in matching and increasing sales activity for the months of January, February, March and April.

COMPARISON OF THREE MONTHS ENDED April 30, 2005 TO THREE MONTHS ENDED April 30, 2004

     REVENUES. Total revenues increased 19%, to $1,204,801 for the three months ended April 30, 2005 from $1,013,219 for the same period in 2004. This is due to a 19% increase in Net Revenues from sports handicapping services (after charge-backs and deferred revenue adjustment) to $1,139,801 for the three months ended April 30, 2005 compared to $955,219 for the same period in
2004.   Advertising revenues increased to $65,000 for the three months ended
April 30, 2005 compared to $58,000 for the same period in 2004, an increase of
12%

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $1,194,515 for the three months ended April 30, 2005 compared to $1,076,451 for the same period in 2004, an increase of 11%. Advertising expenses decreased to $91,393 for the three months ended April 30, 2005 compared to $176,024 for the same period in 2004 a 48% decrease. Commission Expense increased to $440,027 for the three months ended April 30, 2005 compared to $253,246 for the same period in 2004, an increase of 74%. This increase in Commission Expense is primarily due to commissions paid for sales that will be recognized as Revenue in future quarters but that are currently recorded as Deferred Revenue on the Balance Sheet. Salaries and Wages decreased to $285,741 for the three months ended April 30, 2005 compared
to $296,169 for the same period in 2004, a decrease of 4%.   Professional Fees
increased to $30,928 for the three months ended April 30, 2005 compared to $26,797 for the same period in 2004, an increase of 15%. General and Administrative Expenses decreased to $196,419 for the three months ended April 30, 2005 compared to $211,481 for the same period in 2004, a decrease of 7%.

     OPERATING RESULTS. The Company recorded an operating profit of $10,286 for the three months ended April 30, 2005 versus an operating loss of $63,232 for the same period last year.

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 75% of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year, and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                       LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of April 30, 2005, was $1,077,688 as compared to a deficit of $1,028,546 as of July 31, 2004. Of the April 30, 2005 amount, approximately $578,000 represents revenues from sales which will not be recognized until after April 30, 2005. During the nine months ended April 30, 2005, we raised approximately $297,000 from accredited investors.

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

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2005

     GWIN's cash decreased $7,490 during the nine months ended April 30, 2005, to approximately $293,899 on April 30, 2005. The decrease was a result of the operating loss of $1,334,946 which was offset by the approximately $866,000 in proceeds from the issuance of equity and debt in order to fund operations.

OPERATING ACTIVITIES

     Net cash used in operating activities increased from $803,562 in the nine months ended April 30, 2004 to $880,544 in the nine months ended April 30, 2005. The primary reason for the increase was the increase in the net loss from $1,042,979 in the nine months ended April 30, 2004 to $1,334,946 in the nine months ended April 30, 2005.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased to $18,829 during the nine months ended April 30, 2005 from $56,810 during the nine months ended April 30, 2004, due to reduced purchases of fixed assets.

FINANCING ACTIVITIES

     Net cash provided by financing activities increased to $743,472 during the nine months ended April 30, 2005 from $740,947 during the nine months ended April 30, 2004.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During February and March 2004, we sold an aggregate of 1,116,667 shares of common stock at a price of $.06 per share to 2 persons living outside of the United States, in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The shares were sold to investors introduced by a Netherlands investment banking firm which we paid a fee of 12% of the principal amount of the shares sold.

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

                                   GWIN, INC.
                                   (Registrant)



Dated:  June 14, 2005              By: /s/ Jeffrey Johnson
                                       Jeffrey Johnson
                                       Chief Financial Officer


Dated:  June 14, 2005              By: /s/ Wayne Allyn Root
                                       Wayne Allyn Root
                                       Chairman and Chief Executive Officer