Form 10KSB
period 2005-07-31
GWIN INC
filed 2005-10-28
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      Annual Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the fiscal period ended July 31, 2005

[ ]      Transition Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

                        Commission File Number: 000-24520

                                   GWIN, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                        04-302177
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

5052 South Jones Blvd, Ste. 100, Las Vegas, Nevada               89118
--------------------------------------------------             ----------
     (Address of principal executive offices)                  (Zip Code)

                                 (702) 967-6000
                 ------------------------------------------------
                 (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year.  $5,502,860.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 3, 2005 was approximately $4,196,245, based upon the closing price per share of the Common Stock of $0.048 on that date.

The number of shares outstanding of the issuer's Common Stock as of October 3, 2005: Common Stock, $.0001 Par Value 103,788,069 shares.





                                TABLE OF CONTENTS

                                                                        Page

PART I .................................................................  3

Item 1.  Description of Business .......................................  3

Item 2.  Description of Property .......................................  8

Item 3.  Legal Proceedings .............................................  8

Item 4.  Submission of Matters to a Vote of Security Holders ...........  8

PART II ................................................................  9

Item 5.  Market for Common Equity and Related Stockholder Matters ......  9

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  9

Item 7.  Financial Statements .......................................... F-1

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ........................... 14

Item 8A. Controls and Procedures ....................................... 14

Item 8B. Other Information ............................................. 14

PART III ............................................................... 15

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act .... 15

Item 10. Executive Compensation ........................................ 18

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................... 20

Item 12. Certain Relationships and Related Transactions ................ 21

Item 13. Exhibits and Reports on Form 8-K .............................. 22

Item 14. Principal Accountant Fees and Services ........................ 25

SIGNATURES ............................................................. 26

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     GWIN, Inc (the "Company") is headquartered in Las Vegas, Nevada. The Company produces television, radio, and web-based programming related to sports and gaming and provides sports handicapping analysis and advice to sports bettors worldwide through its wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE provides professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association, college football and basketball games, major-league baseball, hockey, NASCAR, and golf.

CORPORATE INFORMATION

     We were originally incorporated in Nevada in 1986. We reincorporated in Massachusetts in 1987 and reincorporated in Delaware in 1996. In July 2001, we acquired our sports handicapping business, which we operate through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation.

     Effective August 22, 2002, we changed our name to GWIN, Inc. in order to avoid both consumer confusion and potential and actual litigation with another Delaware company with a similar name. The Board of Directors also approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31 effective July 31, 2002.

     The Company is engaged in a highly seasonal business, with the majority of handicapping and media advertising sales related to the football and basketball season. Due to this seasonality, quarterly results may vary materially between the football and basketball seasons (concentrated in the first and second fiscal quarters) and the remainder of the year (the third and fourth fiscal quarters).

THE GAMING AND SPORTS HANDICAPPING MARKET

     Our advice services are intended to assist fans of the games and teams we cover in analyzing the prospects of their favored teams throughout the season, and for sports bettors who wish to use our analysis in determining their wagers on specific teams and/or games. We believe that our handicappers have superior experience, knowledge and/or skill and that purchasing our handicappers' analysis and advice allows our customers to increase their odds of winning.

     We believe that there is a market for our sports handicapping information and analysis wherever there is a market for sports wagering and that the size of the market for our sports handicapping information and analysis is related to the market for sports wagering. In the United States, wagering on sporting events, other than pari-mutuel betting, is currently legal only in the State of Nevada. According to a 1999 report by the National Gambling Impact Study Commission, sports wagering reached $2.3 billion in Nevada's sports books in 1998. Estimates of the scope of other sports betting in the United States range from $80 billion to $380 billion annually. We believe that the proliferation of cable and satellite television, which has increased the viewing access to sporting events worldwide, has increased viewers' interest in sports betting. We also believe that the proliferation of Internet sites which accept and facilitate sports wagering has also increased viewers' interest in sports betting.

OUR BUSINESS MODEL

     Our business model provides for multiple revenue streams. The primary revenue stream is centered around the handicappers featured on the Company's television and radio shows, both called "Wayne Allyn Root's Winning EDGE[TM]" ("WinningEDGE"). The show is anchored by Mr. Wayne Allyn Root, our Chairman and Chief Executive Officer. Mr. Root has been employed in the handicapping industry for the past 18 years. Prior to founding the Company, Mr. Root was a leading revenue generator for National Sports Service, a competitor of our Company and an industry leader. Joining Mr. Root on the show are his hand-selected experts in the sports handicapping field, including Mr. Alec McMordie who has won 31 handicapping championships over the past ten years and is currently the reigning Stardust Invitational Sports Handicapping Champion, Mr. Chet Coppick, an Emmy award winning sportscaster based in Chicago and Ron Meyer, former AFC Coach of the Year. The celebrity of our handicappers combined with a national television, radio, and Internet media platform allows us to attract highly qualified account representatives to our Company. These account representatives are then able to convert incoming telephone leads into completed sales, as described further below.

MARKETING AND SALES

     We generate revenues from the direct sale of our handicapping advice and from selling advertising "sponsorship" time on our various media properties including our television program, our radio program, and our Internet web site, www.winningedge.com. In addition to word-of-mouth and repeat customers, interest in our service is derived primarily from three different promotional sources: television, radio, and the Internet. The Company's primary television promotional vehicle is the WinningEDGE. This lively, 30-minute, professionally produced television show is broadcast nationally on Saturday mornings during the football season, generally September through early December. During the 2005-2006 NFL season, the WinningEDGE airs nationwide on WGN SuperStation TV, and on ComCast SportsNet Chicago, reaching an approximate viewing audience of 70 million potential viewers at what the Company considers a "prime", 10:00 am est/9 am cst/7 am pst pre-game time spot. The show stars and is hosted by Mr. Root and showcases our team of professional handicappers. Our hour-long radio show is also hosted by Mr. Root and stars the same cast of handicappers as the television show. The radio show airs on a number of stations in local markets across the country. Like the television show, the radio program provides analysis of upcoming games and promotes the various handicappers' services.

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

     Once a potential customer has decided to call for one of our "free game" offers or to purchase our picks, the customer calls a toll-free number listed on our website or broadcast on our programs or in our advertising. Unique telephone numbers are assigned to each of our handicappers and to each advertising source, to assist us with identifying which promotional sources generate the highest revenue. An account representative receives the call, and offers the customer various picks, which the customer can purchase individually or in packages, such as a series of games, sports, or an entire season. Our representatives encourage package sales, which generate higher revenues. Once the customer has selected the individual pick or package, the customer pays us for the services via credit card, money transfer, check, or cash. Most sales are completed using a credit card. Upon the verified receipt of payment the customer then receives the selected pick(s) or package(s), these are generally provided through the issuance of a PIN number for use with our automated call center.

     During the football and college basketball seasons, which combined, extend from September to March, we maintain a staff of approximately 45 sales representatives at our sales office located in Las Vegas, Nevada.

     Our account representatives have a comprehensive knowledge of sports and the business of sports handicapping and sports betting, although they themselves do not conduct any of the handicapping analysis. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. We believe that our sales force is among the most experienced and professional in our industry. Our customers are assigned a PIN number to receive their picks via our automated call center, though some elect to receive their picks via email or directly from their account representative. Our account representatives, also referred to as sales representatives, are compensated on a commission basis, with total commissions averaging approximately 30% of our gross sales. In addition, sales managers may also receive a small percentage (1-3%) of gross sales achieved by their sales representatives including bonuses paid when sales exceed predetermined sales targets. We sell the analysis and picks of our professional handicappers in a variety of packages and at various prices. Our prices vary by handicapper and by the packages and picks offered by each handicapper, with higher prices for the picks considered by our handicappers to have better odds of beating the spread for a particular game.

     Customers may also purchase picks directly from our website, without interaction with account representatives. Visitors to this site can purchase unique packages of picks offered only on our website.

     Advertising and sponsorships are sold primarily as branding exposure for the advertiser on our various media outlets. For the 2005-2006 season of the WinningEDGE, our primary television and radio advertisers are BOSPoker.net, a play for fun and prizes informational poker website, Hooter's Casino Hotel Las Vegas, a new casino opening in Las Vegas in 2006, and SCORERUNNER.COM, a provider of updated sports scores delivered to your cell phone or PDA device. BOSPoker.net and Hooter's both made up-front cash payments for their advertising exposure. The Company received 5% of the equity in SCORERUNNER.COM, plus 15% of SCORERUNNER'S net revenue as compensation for advertising on GWIN's television, radio and the Internet properties. Only our agreement with BOSPoker.net was signed prior to our fiscal year end of July 31, 2005.

OUR STRATEGY

     Our goal is to become the leading provider of sports handicapping information and advice first in the United States and then, in the World and to become a major provider of gaming lifestyle media programming. Our strategy includes the following key elements:

     A. Establish a Global Brand Name. We plan to vigorously promote our handicappers and the WinningEDGE[TM] brand name and related websites. We believe that by hiring only the most insightful handicappers in each field that we enter, and paying close attention to customer service, we can continue to grow a satisfied and loyal customer base and establish our brands as the leading handicapping services in the world.

     B. Build Strategic Alliances with Key Business Partners. We intend to continue developing strategic relationships with leading sports information and sports wagering providers and with developers of gaming lifestyle programming.

     C. Provide media content through new television, radio, and/or Internet broadband programming targeting retail "how to" videos, commercial television programming, interactive television, and Internet broadcasts. The Company has the ability to provide quality programming utilizing the Company's established brand names and personalities together with our expertise in producing quality, low cost programming.

     D. Expand Advertising Sales. In addition to the sale of handicapping analysis and advice, we also generate revenues by the sale of advertising exposure on all of our media properties: television, radio, and the Internet. We intend to continue to increase these revenues by selling additional sponsorship and advertising opportunities. As we continue to establish our media properties we believe this will become an ever larger percentage of our total revenues.

     E. Expand our business to cover additional sports and services and new geographic markets. We currently provide handicapping analysis and advice primarily for football, basketball and baseball in the United States. We have also begun to cover minor U.S. betting sports such as professional hockey, NASCAR and golf. Our overall goal is to form strategic alliances to expand our services globally to cover soccer, cricket, rugby and other heavily wagered sports in Europe and Asia, where wagering on sporting events is widespread.

COMPETITION

     We face competition from numerous operations that sell sports handicapping information through television, print media, direct mail, the Internet, and telemarketing. While we believe that we feature the leading handicappers in the country, some of our competitors have longer operating histories, significantly greater financial and marketing resources, and possibly greater name recognition and larger user and membership bases.

     Our industry is characterized by a large number of small, privately held companies and sole proprietorships, and information regarding capitalization, revenues and market share of these companies is not available. We are unaware of any independent reporting service which may supply information of this nature regarding businesses operating in our industry. We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the Proline sports handicapping program on the USA Network. Other major competitors include vegasinsider.com, a well-known provider of sports gaming information, and formerly a subsidiary of Sportsline.com, and covers.com, both of which focus almost exclusively on the sale of sports information online.

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

     We have acquired and own the registered trademark, "The WinningEdge(R)". We also own the Internet domain name www.WinningEDGE.com, as well as over a dozen other domain names that are pertinent to our business and industry. We believe that our trade names and other proprietary rights are important to our brand-building efforts and our marketing concept. However, we may not be able to enforce our intellectual property rights, which may cause us to pay significant costs due to litigation, and, if unsuccessful, may result in a reduction in our ability to remain competitive in our industry.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease approximately 7,536 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2007, with an option to extend the term of the lease for an additional three years. Our lease for our Las Vegas facility requires monthly base rental payments of $12,940.

ITEM 3. LEGAL PROCEEDINGS

     At July 31, 2005 the company did not have any ongoing litigation.

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

                                                  HIGH       LOW

         Fiscal Year ended July 31, 2005
           Fourth Quarter ....................   $ .05       .04
           Third Quarter .....................   $ .08       .04
           Second Quarter ....................   $ .11       .05
           First Quarter .....................   $ .16       .09

         Fiscal Year ended July 31, 2004
           Fourth Quarter ....................   $ .22       .10
           Third Quarter .....................   $ .33       .12
           Second Quarter ....................   $ .28       .08
           First Quarter .....................   $ .37       .22

     We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 3, 2005 the closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, was $0.048. There were approximately 575 holders of record of the Company's common stock.

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three months ended July 31, 2005, we sold the following securities that were not registered under the Securities Act of 1933, as amended:

     We issued 1,375,000 restricted shares to two debenture holders as payment for principle and interest due on the debentures. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED JULY 31, 2005 TO THE YEAR ENDED JULY 31, 2004.

     The operating losses for the year ended July 31, 2005, and the year ended July 31, 2004 were $927,779 and $654,049 respectively. The increased loss for fiscal year 2005 is entirely due to (a) losses incurred during the first fiscal quarter (August-October '05) as the result of a hacking theft of the Company's client and customer base (as previously reported); and (b) an increase in deferred revenue to $960,000 from $350,000 compared to a year ago. During each of the final three quarters of fiscal 2005, the Company showed significant improvements in both periodic revenues and profits which have continued into the Company's new fiscal year 2006. Due to our accounting for sales of future handicapping information, a significant portion of the increased revenues and cash flow achieved during the third and fourth quarter is reported as deferred revenue which is carried over to fiscal year 2006 and not recognized as revenues during fiscal 2005.

     Our net losses for the year ended July 31, 2005, and the year ended July 31, 2004 were $1,800,830 and $1,903,284 respectively. The net loss declined $102,454 from the year ended July 31, 2004 to the year ended July 31, 2005 primarily because interest expense decreased $196,100 and other non-cash cost of financing decreased $163,086. These decreases more than offset the $273,730 increase in the operating loss between the two fiscal years described in the paragraph above.

     Revenue from sales of sports handicapping information and advertising combined for the year ended July 31, 2005, and the year ended July 31, 2004 were $5,502,860 and $6,080,787, respectively. The advertising revenues for these same periods were $609,698 and $710,836, respectively and revenues from sports handicapping information sales were $4,893,162 and $5,369,951, respectively. Advertising revenues decreased due to eliminating a paid guest spot on our television program and was partially offset by changing the format of the television show to have more advertising space available for sale to advertisers. Though these changes reduced advertising revenues for fiscal 2005, it has allowed the Company to pick up more national advertisers which are expected to increase advertising revenues in fiscal 2006 and beyond. Handicapping sales decreased due to a slow first quarter caused by a breach of our database which resulted in sales leads being stolen and resold (as previously reported). Since the breach was fixed the sales for the remainder of the year increased significantly over the prior year; this trend continues into the first months of fiscal 2006.

     Total handicapping fee expenses for the year ended July 31, 2005, and the year ended July 31, 2004 were $559,172 and $558,210, respectively. This line item is a commission based on a percentage of handicapping information sales. Although the line item is flat, this year's fees as a percentage of handicapping revenues is higher since handicapping fees include payments on revenue which is not recognized until the following fiscal year.

     Advertising expenses for the year ended July 31, 2005 and the year ended July 31, 2004 were $1,450,517 and $1,832,644, respectively. The lower advertising expense for the later period is due to better airtime pricing and a more targeted advertising campaign. Specifically, the Company continues to focus its advertising expenditures on those areas and media that provide it the most cost-effective return for its expenditures.

     Commission expenses for the year ended July 31, 2005 and the year ended July 31, 2004 were $1,956,757 and $1,689,861, respectively. Similar to handicapping fees, the higher commission expense is due to paying commission on sales that are being recorded as deferred revenue at the end of the fiscal year.

     Salaries and wage expenses for the year ended July 31, 2005 and the year ended July 31, 2004 were $1,113,132 and $1,192,840, respectively. Salaries and wages decreased for the year due primarily to maintaining a tight control over the number of administrative employees.

     Professional fees for the year ended July 31, 2005, and the year ended July 31, 2004 were $131,282 and $195,243, respectively. The savings in professional fees is primarily due to not having any ongoing litigation.

     General and administrative expenses for the year ended July 31, 2005, and the year ended July 31, 2004 were $1,158,143 and $1,222,124, respectively. These savings are a direct result of cost containment efforts undertaken in the 2005 fiscal year. Specifically, the Company negotiated better pricing on major costs such as telephone expense and health insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of July 31, 2005, was $927,518. Of that amount, approximately $960,000 represents revenues from sales which will not be recognized until after July 31, 2005.

     While we do not believe that the Company will need additional financing to offset potential future cash flow deficiencies from operations, if needed the Company believes it has the ability to secure additional debenture financing and/or private equity placements to supplement the cash flow needs of the Company.

SUMMARY OF CASH FLOWS FOR THE YEAR ENDED JULY 31, 2005

      Cash decreased approximately $167,000 during the year ended July 31, 2005. The decrease was a result of the net loss of $1,800,830 which was offset in part by the noncash accruals, the increase in deferred revenue and $297,000 in proceeds from the issuance of equity.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased to $615,771 in the year
ended July 31, 2005 from $1,583,906 in the year ended July 31, 2004.    The
primary reason for the decline was the large increase in deferred revenue during the year ended July 31, 2005. Other large contributors to the decline in cash used in operating activities were a decrease in other assets, an increase in accounts payable and an increase in services and settlements paid with common stock and warrants. These items were offset in part by an increase in prepaid expenses and an increase in accounts receivable.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased to $18,829 during the year ended July 31, 2005 from $98,652 during the year ended July 31, 2004, due to the purchase of computer equipment essentially to enhance operational efficiency during the prior year which was not repeated during fiscal 2005.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased to $467,602 during the year ended July 31, 2005 from $1,701,212 during the year ended July 31, 2004. Included in the amount for the year ended July 31, 2005, $297,000 was received from the sale of our common stock.

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

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to revenue recognition, valuation of equity issuances, and contingencies and potential litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances.

Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

REVENUE RECOGNITION

     Our handicapping service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the term of the contracts. Payments received in advance for these services are recorded as deferred revenues under current liabilities.

     Revenue from advertising agreements is recognized ratably over the period of the agreements.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors. However, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

ITEM 7. FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GWIN, Inc.

We have audited the accompanying consolidated balance sheet of GWIN, Inc. and subsidiaries as of July 31, 2005, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two fiscal years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects, the consolidated financial position of GWIN, Inc. and subsidiaries as of July 31, 2005, and the consolidated results of their operations and their cash flows for each of the two fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

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


                                 /s/ MOORE STEPHENS, P.C.
                                 Certified Public Accountants.


Cranford, New Jersey
September 23, 2005

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          GWIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 July 31, 2005

ASSETS

Current assets:
  Cash                                                       $    272,470
  Accounts receivable                                             280,449
  Prepaid expense                                                  39,033
  Deferred financing fee                                            2,583
  Current deposits                                                285,149
                                                             ------------
     Total Current Assets                                         879,684

Property & equipment (net)                                         68,102
Equipment held under capital leases (net)                             737
Deposits & other assets                                           353,286
Deferred financing fees                                            20,667
                                                             ------------
     Total assets                                            $  1,322,476
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt, less
   unamortized discount of $ 35,302                          $    211,247
  Accounts payable - related parties                               54,286
  Notes payable - related parties                                 165,738
  Deferred revenue                                                960,000
  Accounts payable                                                415,931
                                                             ------------
Total Current Liabilities                                       1,807,202
                                                             ------------

Long term debt, less unamortized discount of $52,947              274,313
                                                             ------------

Total liabilities                                            $  2,081,515
                                                             ------------

Stockholders' deficit:
  Preferred stock - $0.0001 par value; 5,000,000
   shares authorized; 0 shares issued and outstanding                --
  Common stock - $0.0001 par value; 150,000,000 shares
   authorized; 103,788,069 issued and outstanding                  10,380
  Additional paid in capital                                   26,739,156
  Accumulated deficit                                         (27,501,908)
  Prepaid expenses - related parties                               (6,667)
                                                             ------------
Total stockholders' deficit                                      (759,039)
                                                             ------------
Total liabilities and stockholders' deficit                  $  1,322,476
                                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

                         GWIN, INC. AND SUBSIDIARIES
             CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS

                                                         Years ended
                                                           July 31
                                                  --------------------------
                                                     2005           2004
                                                  -----------    -----------

Net revenue - services                            $ 4,893,162    $ 5,369,951
Revenues - advertising                                609,698        710,836
                                                  -----------    -----------
     Total revenues                                 5,502,860      6,080,787
                                                  -----------    -----------
Handicapping fees                                     171,185        223,216
Handicapping fees - related party                     387,987        334,994
Advertising expense                                 1,450,517      1,832,644
Commissions                                         1,956,757      1,689,861
Salaries and wages                                  1,113,132      1,192,840
Professional fees                                     131,282        195,243
General and administrative                          1,158,143      1,222,124
Depreciation expense                                   61,636         43,914
                                                  -----------    -----------
     Total operating expense                        6,430,639      6,734,836
                                                  -----------    -----------
     Operating (loss)                                (927,779)      (654,049)

Non-cash financing costs
Interest (expense), including amortization of debt
 Discount                                            (348,031)      (544,131)
Other non-cash cost of financing                     (479,796)      (642,882)
Interest (expense) - related parties                  (45,224)       (62,222)
                                                  -----------    -----------
     Net (loss)                                    (1,800,830)    (1,903,284)
                                                  -----------    -----------
Basic  and diluted (loss) per share of
  common stock                                    $     (0.02)   $     (0.03)
                                                  -----------    -----------
Basic and diluted weighted-average shares of
  common stock outstanding                         92,153,638     66,578,296
                                                  ===========    ===========















The accompanying notes are an integral part of these consolidated financial statements.

                          GWIN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Years Ended July 31, 2004 and 2005




                          Preferred Stock     Common Shares                   Pre-Paid
                          --------------- --------------------                Expense                    Total Stock-
                          No. of             No. of     Common   Paid-In      Related     Accumulated    holders'
                          Shares  Amount     Shares     Stock    Capital      Party       Deficit        Deficit
                          ------  ------  ------------  -------  -----------  ----------  ------------   -----------
Balance August 1, 2003	      --    $ --     52,375,492  $ 5,238  $20,540,872  $ (126,667)  $(23,797,794)  $(3,378,351)

Issuance of stock to
 retire debentures           --      --     13,601,843    1,296    2,015,285        --             --      2,016,581

Issuance of stock for
 Services                    --      --      1,682,143      237      299,401        --             --        299,638

Issuance of stock for
 Cash                        --      --     15,631,018    1,561    1,436,987        --             --      1,438,548

Issuance of warrants         --      --           --       --         79,572        --             --         79,572

Interest expense from
 issuance of debenture       --      --           --       --        358,750        --             --        358,750

Amortization of prepaid
 expenses - related parties  --      --           --       --           --        60,000           --         60,000

Net (loss) for the year
 ended July 31, 2004         --      --           --       --           --          --       (1,903,284)  (1,903,284)
                           -----   -----   -----------  -------  -----------  ----------   ------------  -----------

Balance - July 31, 2004      --    $ --     83,290,496  $ 8,332  $24,730,867  $  (66,667)  $(25,701,078) $(1,028,546)

Issuance of stock to
 retire debentures           --      --     11,348,207    1,134    1,040,732         --            --      1,041,866

Issuance of stock for
 Services                    --      --      5,157,700      515      378,092         --            --        378,607

Issuance of stock for cash   --      --      3,991,666      399      296,601         --            --        297,000

Interest expense from
 issuance of debenture       --      --           --       --        292,864         --            --        292,864

Amortization of prepaid
 expenses - related parties  --      --           --       --           --         60,000          --         60,000

Net (loss) for the year
 ended July 31, 2005         --      --           --       --           --            --     (1,800,830)  (1,800,830)
                           -----   -----   -----------  -------  -----------  ----------   ------------  -----------

Balance - July 31, 2005      --    $ --    103,788,069  $10,380  $26,739,156  $   (6,667)  $(27,501,908) $  (759,039)
                           =====   =====   ===========  =======  ===========  ==========   ============  ===========









The accompanying notes are an integral part of these consolidated financial statements.

                         GWIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended
                                                           July 31
                                                  --------------------------
                                                     2005           2004
                                                  -----------    -----------
Cash flows - operating activities:
 Net (loss)                                       $(1,800,830)   $(1,903,284)
 Adjustments to reconcile net (loss) to
  net cash used in operations:
   Depreciation                                        61,637         43,914
   Services and settlements paid with common
    stock and warrants                                553,806        299,638
   Interest expense - issuance of convertible debt       --          358,750
   Amortization of prepaid expense-related parties     60,000         60,000
   Interest expense - issuance of common stock        312,866        145,691
   Interest expense - amortization of debt discount   207,116        161,379
   Decrease (increase) in:
    Accounts receivable                              (242,955)           (21)
    Prepaid expenses                                 (297,879)        (3,539)
    Other assets                                      (31,109)      (301,227)
    Deferred financing fees                           (20,667)          --
   Increase (decrease) in:
    Deferred revenue                                  647,809       (203,236)
    Accounts payable                                  (19,242)      (286,112)
    Accounts payable - related parties                (46,323)        44,141
                                                  -----------    -----------
  Total adjustments                                 1,185,059        319,378
                                                  -----------    -----------
Total cash (used in) operating activities            (615,771)    (1,583,906)
                                                  -----------    -----------
Cash flows - investing activities:
  Purchase of fixed assets                            (18,829)       (98,652)
                                                  -----------    -----------
  Total cash (used in) investing activities           (18,829)       (98,652)

Cash flows - financing activities:
 Proceeds from issuance of notes payable - related
  parties                                             569,000        575,000
 Payments on long-term debt and lease obligations    (398,398)      (312,336)
 Proceeds from issuance of common stock               297,000      1,438,548
                                                  -----------    -----------
Total cash provided by financing activities           467,602      1,701,212
                                                  -----------    -----------
Net increase (decrease) in cash                      (166,998)        18,654
Cash - beginning of the year                          439,468        420,814
                                                  -----------    -----------
Cash - end of the year                            $   272,470    $   439,468
                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES AND SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

For the year ended July 31, 2005 and 2004, the Company paid $0 for taxes and $257,282 for interest and $0 for taxes and $121,165 for interest, respectively.

The Company issued stock and warrants in payment for professional services and settlement costs. For the year ended July 31, 2005 and 2004, the Company issued 5,157,700 shares of common stock and 1,682,432 shares of common stock and 358,000 warrants as payment for such costs, respectively.

During the year ended July 31, 2005, the Company incurred deferred financing charges of $31,000 which were paid by a reduction in the cash received from an offering.

The accompanying notes are an integral part of these consolidated financial statements.

                         GWIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

GWIN, Inc. and subsidiaries (the "Company") provides professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association ("NBA"), and college football and basketball games, major-league baseball, hockey, NASCAR, and golf. It advertises such services through the production of branded television, radio, and web-based programming related to sports and gaming. Substantially all activities of the Company are performed through its wholly-owned subsidiary, Global SportsEDGE, Inc. ("Edge").

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

REVENUE RECOGNITION -

Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated. On July 31, 2005, the Company had received approximately $345,000 in payment for handicapping services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2005 deferred revenue from advertising agreements was approximately $615,000. This amount is recorded as a current liability.

OPERATING COSTS AND EXPENSES -

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

CASH AND CASH EQUIVALENTS -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2005, the Company did not have any cash equivalents. Cash is deposited in federally insured bank accounts.

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

BASIC AND DILUTED LOSS PER COMMON SHARE -

The Company has adopted Statement of Financing Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position diluted loss per share is the same as basic loss per share. Securities that could potentially dilute earnings per share in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2005 and the year ended July 31, 2004 the number of common stock equivalents excluded from the calculation, because they were anti-dilutive, was 20,511,393 and 19,581,095, respectively.

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

BENEFICIAL CONVERSION FEATURES -

The Company has sold certain convertible debentures with beneficial conversion features [See Note 9] representing imputed discounts. The value of such features is recorded by the Company as interest expense of $175,199 and $89,848, for the years ended July 31, 2005 and 2004, respectively.

ADVERTISING EXPENSES -

The Company expenses advertising costs as incurred. Advertising expenses consist primarily of costs related to the production and distribution of our television and radio programming. Total advertising costs for the years ended July 31, 2005 and 2004 amounted to approximately $1,450,517 and $1,832,644, respectively.

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

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2005, the Company has a loss from operations of approximately $928,000, a working capital deficiency of approximately $928,000 and an accumulated deficit of approximately $27,502,000. These conditions raise doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through equity issuances. The Company plans to continue revenue growth and cost containment with the goal of profitability, though management believes that it has the ability to raise additional capital through private equity placements and/or debentures to meet cash flow shortfalls. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash with high credit quality institutions to limit its credit exposure. At July 31, 2005 the Company had approximately $272,000 in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The majority of customers pay upfront for services eliminating the majority of credit risk exposure.

[5] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                             Accumulated
     At July 31, 2005               Cost     Depreciation       Net
                                  --------   -------------    --------

     Television studio set        $157,727     $155,491       $  2,236
     Office equipment and other    411,196      345,330         65,866
                                  --------     --------       --------
     TOTALS                       $568,923     $500,821       $ 68,102
                                  ========     ========       ========

Depreciation expense, excluding assets under capital lease obligations, for the years ended July 31, 2005 and 2004 amounted to $55,654 and $30,498, respectively.

[6] DEPOSITS AND OTHER ASSETS

Deposits and other assets comprised the following:

                                                         July 31, 2005
                                                         -------------

     Deposits with credit card processors                   $360,935
     Deposit in custodial account                            251,475
     Real estate deposit                                      18,105
     Deposit with telephone service                            7,920
                                                            --------
          Total                                              638,435
          Less current portion                              (285,149)
                                                            --------
          Total deposits & other assets                      353,286
                                                            ========

[7] LONG-TERM DEBT

Long-term debt is as follows:

                                                           July 31, 2005
                                                           -------------
    Convertible Debentures (10%)                            $   25,000
    Convertible Note (13%)                                     545,455
    Capital Lease                                                3,353
                                                            ----------
         Total                                              $  573,808

    Less amounts reflected as current liabilities             (211,247)
    Less current portion of debt discount                      (35,301)
                                                            ----------
                                                            $  327,260
    Less - unamortized debt discount                           (52,947)
                                                            ----------
         TOTAL LONG-TERM DEBT                               $  274,313
                                                            ==========

Long-term debt at July 31, 2005 matures as follows:

          2005                              28,353
          2006                             545,454
          Thereafter                          --
                                          --------
        TOTAL                             $573,807
                                          ========

Debt

The 13% Convertible Note (in the original principal balance amount of $600,000) is partially secured by a security interest in certain deposits with the credit card processors of the Company (Note 6). As these deposits are released by the credit card processors they are sent to a custodial account controlled by the lender; the Company only has access to such funds with the permission of the lender.

The scheduled short term monthly principal payment due to the lender is $18,181 for 12 months. The scheduled long term portion of $327,260 is due to the lender in the following 18 months. At the discretion of the Company, this note can be repaid by cash or by the issuance of common stock.

The 10% Convertible Debenture $25,000 original principal balance), matures February 1, 2006. At the discretion of the Company, this note and its accrued interest can be repaid in cash or by the issuance of common stock.

[8] RELATED PARTY NOTES AND ACCOUNTS PAYABLE

Related party notes and accounts payable are as follows:

                                                         July 31, 2005
                                                         -------------
Unsecured standby credit facility
 (16%), at July 31, 2004                                   $144,622
                                                           --------
Total Notes                                                $144,622
                                                           --------
Accrued interest on unsecured standby credit facility        21,116
Handicapping fees payable to Wayne A. Root                   54,286
                                                           --------
TOTAL NOTES AND ACCOUNTS PAYABLE - RELATED PARTIES         $220,024
                                                           ========

The $144,622 principal and $21,116 interest in debt are due to Newmarket Investments, Plc, an entity which is associated with a former director of the Company. Though there is no set repayment schedule and the balance is due on demand, the parties have agreed that this debt will be paid at a rate of $5,000 per month.

The $54,286 of handicapping fees payable to Wayne Root are payable upon demand.

[9] STOCKHOLDERS' DEFICIT

During the years ended July 31, 2004 and 2005 the following securities activity occurred:

COMMON STOCK AND WARRANTS - During the year ended July 31, 2004 we issued 30,915,004 shares of common stock. Included in this amount are 11,961,218 shares to redeem debt. We issued 2,020,625 shares of common stock as payment for services, we issued 1,302,143 shares to the investment firm handling the equity placement, and we issued 15,631,018 shares in new equity funding. We issued 1,509,367 warrants for shares in connection with issuing new debentures in the amount of $575,000.

During the year ended July 31, 2005, we issued 20,497,573 shares of common stock. Included in this amount are 11,348,207 shares which were issued to redeem debt. We issued 3,000,000 shares of common stock pursuant to employment agreements and 2,157,700 shares as payment for services rendered. We also issued 3,991,666 shares in exchange for cash received in an equity funding transactions. We also issued warrants to purchase 2,666,667 shares of common stock in connection with the sale of a convertible term loan in the amount of $600,000. The value of these warrants was estimated using the Black-Scholes valuation model, and the valuation was computed as being $117,665. This amount was recorded as a discount on the debt and as a component of the interest expense on the issuance of the debenture.

OPTIONS - On June 18, 2002, stockholders of the Company approved an Equity Incentive Plan (the "Plan"). Under the Plan, a sub-committee of the Board of Directors is authorized to grant, at its discretion, options to purchase shares of common stock at a set price greater than market price as of the date of the grant. The Company has reserved 3,000,000 shares for issuance under the Plan. At July 31, 2003, one option granting the right to purchase 1,500,000 of these shares at $0.50 per share was issued to Newmarket Investments, plc, a creditor of the Company. The Company also issued 310,000 options to employees to purchase shares at $0.27 per share expiring July 31, 2006. During the years ended July 31, 2004 and 2005 the Company issued no additional options. As of July 31, 2005, there were 1,190,000 options available to be granted under the Plan.

PREFERRED STOCK - The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, though the board of directors has not authorized any series of this stock. At July 31, 2005 and 2004 there was no preferred stock outstanding.

CONVERTIBLE DEBENTURES - During the fiscal year ended July, 31 2005 the following convertible debentures were converted:

   1st quarter $110,000 in debt retired; 1,500,000 shares issued. 2nd quarter $130,256 in debt retired; 1,901,699 shares issued. 2nd quarter $223,255 in debt retired; 446,508 shares issued. 4th quarter $315,000 in debt retired; 3,125,000 shares issued. 4th quarter $263,356 in debt retired; 4,375,000 shares issued.

The Company entered into a 13% Convertible Note in the principal amount of $600,000 during the year ended July 31, 2005 (Note 7). The Company also issued warrants for 2,137,778 shares of common stock in conjunction with this issuance. The value of these warrants was computed using the Black-Scholes method to be approximately $118,000 and this amount was recorded as a discount.

At July 31, 2005 the Company had a total of 10,131,726 shares underlying its convertible debentures.

OPTIONS AND WARRANTS AT JULY 31, 2005

     STOCK OPTIONS                                 Weighted-Average
                                         Shares    Exercise Price
                                        ---------  ----------------

Outstanding at July 31, 2003            3,484,987       $1.22
Granted                                         0           0
Exercised                                       0           0
Canceled                                        0           0
                                        ---------       -----
Outstanding at July 31, 2004            3,484,987       $1.22
Granted                                         0           0
Exercised                                       0           0
Canceled                                1,674,987        1.41
                                        ---------       -----
OUTSTANDING AT JULY 31, 2005            1,810,000       $ .40
                                        =========       =====

EXERCISABLE AT JULY 31, 2005            1,810,000       $ .40
                                        =========       =====

The following table summarizes information about stock options at July 31, 2005:

           Weighted-Average Outstanding and Exercisable Stock Options

                     Remaining      Weighted-Average
Exercise Prices        Shares       Contractual Life     Exercise Price
---------------      ---------      ----------------     --------------
$0.01 - $.50         1,810,000         1 year              $0.40

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     WARRANTS                                       Weighted-Average
                                         Shares     Exercise Price
                                        ----------  ----------------
Outstanding at August 1, 2003           12,360,880      $ .74
Granted                                  1,509,367        .11
Exercised                               (1,690,000)       .14
Canceled                                (2,817,500)      1.15
                                        ----------      -----
Outstanding at July 31, 2004             9,362,747      $ .53
Granted                                  2,137,778        .10
Exercised                               (        0)       .00
Canceled                                (2,930,858)       .71
                                        ----------      -----
OUTSTANDING AT JULY 31, 2005             8,569,667      $ .28
                                        ----------      -----
EXERCISABLE AT JULY 31, 2005             8,569,667      $ .28
                                        ----------      -----

The following table summarizes information about warrants at July 31, 2005:

             Weighted-Average Outstanding and Exercisable Warrants

                       Remaining      Weighted-Average   Weighted-Average
Exercise Prices        Warrants       Contractual Life    Exercise Price
---------------        ---------      ----------------   ----------------

$0.01 - $1.00          8,569,667           2 years             $0.28

The Black-Scholes option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.

On June 18, 2002, stockholders of the Company approved an Equity Incentive Plan (the "Plan"). Under the Plan, a sub committee of the Board of Directors is authorized to grant, at its discretion, options to purchase shares of common stock at a set price greater than market price as of the date of the grant. The Company has reserved 3,000,000 shares for issuance under the Plan. At July 31, 2003, one option granting the right to purchase 1,500,000 of these shares at $0.50 per share was issued to Newmarket Investments, plc, a creditor of the Company. The Company issued 310,000 options to employees to purchase shares at $0.27 per share expiring July 31, 2006. As of July 31, 2005, there were 1,190,000 options available to be granted under the Plan.

At July 31, 2005 the Company had a total of 10,131,726 shares underlying its convertible debentures and these shares are included in the fully diluted shares outstanding of 124,252,857.

PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. No options or warrants were issued to employees during the years ended July 31, 2004 and July 31, 2005.

Had compensation cost for stock options been determined based on the fair value at the grant date for awards for the year ended July 31, 2005, and the year ended July 31, 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Year ended        Year ended
                                           July 31, 2005      July 31, 2004
                                           -------------      -------------
Net(loss) - as reported                     $(1,804,330)       $(1,903,284)
Net(loss) - pro forma                       $(1,804,330)       $(1,903,284)
Basic earnings per share - as reported      $      (.01)       $      (.03)
Diluted earnings per share - as reported    $      (.01)       $      (.03)
Basic earnings per share - pro forma        $      (.01)       $      (.03)
Diluted earnings per share - pro forma      $      (.01)       $      (.03)

[10] PROVISION FOR INCOME TAXES

At July 31, 2005, the Company had generated tax operating losses (assuming all operating loss carry-forwards will be available) that total approximately $17,700,000. Such loss carry-forwards will expire at various dates through 2025. At July 31, 2005, based on the amount of operating loss carry-forwards, the Company would have had a deferred tax asset of approximately $6,000,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of $6,000,000 has been established. This allowance includes an increase of $600,000 related to operations during the year ended July 31, 2005. Accordingly, no net deferred tax asset is reflected in these financial statements.

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

As part of a previous acquisition, the Company acquired net operating losses of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $240,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2005, the Company would have a deferred tax asset of approximately $82,000 from these acquired losses.

Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of approximately $82,000 has been established. This allowance includes a decrease of approximately $5,000 related to the expiration of acquired operating losses. Accordingly, no net deferred tax asset is reflected in these financial statements.

[11] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant on the Company's results of operations, financial position or cash flows.

[12] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES -

The Company is the lessee of office and computer equipment under two (2) capital leases expiring within the next year. These capital leases are collateralized by the related assets. The liabilities under capital leases are recorded at the present value of the net future minimum lease payments and the assets are recorded at the purchase price which approximates fair market value on the date of the purchase.

Following is a summary of property held under capital leases:

                                            Accumulated
                                    Cost    Depreciation   Net
                                  --------  ------------  -----
At July 31, 2005
Office Fixtures and Equipment     $336,460    $335,723     $737

Depreciation of assets under capital leases charged to expense for the years ended July 31, 2005 and 2004 was $5,983 and $31,650 respectively.

Minimum future lease payments under capital leases are included as a component of long-term debt (see note 7). Payments for each of the next two fiscal years and in the aggregate are:

              2006                                       $ 3,353
           Thereafter                                          0
                                                         -------
           Total Minimum Lease Payments                  $ 3,353
           Less: Amount Representing Interest               (104)
                                                         -------
                                                         $ 3,249

           Present Value of Net Minimum Lease Payments   $ 3,249
           Less: Current Portion                          (3,249)
                                                         -------
           LONG TERM PORTION                             $     0
                                                         =======

OPERATING LEASES - At July 31, 2005, the Company has one operating lease for office space that expire in January 2007 and include an option for renewal for an additional three (3) years. The lease has monthly payment obligations of $12,959 increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2005 are as follows:

          Year ending                                Operating
           July 31,                                    Leases
          -----------                                ---------
             2006                                     128,267
             2007                                     144,125
          Thereafter                                        0
                                                     --------
          Total                                      $272,392
                                                     ========

Rent expense for the year ended July 31, 2005 and the year ended July 31, 2004 was approximately $143,254 and $134,500 respectively, and was charged to operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.  CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period to which this filing relates, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is certain information concerning our executive officers and directors, including their age as of October 1, 2005. Our directors serve for a term of Two years or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our directors and officers.

        NAME                AGE                   TITLE
        ----                ---                   -----

Wayne Allyn Root            43    Chairman of the Board and Chief Executive
                                  Officer

Douglas R. Miller           59    President, Chief Operating Officer,
                                  Secretary and Director

Jeff Johnson                47    Chief Financial Officer

Robert Seale                63    Director, Audit Committee(chair)

Roger Aspey-Kent            61    Director

Roger L. Harrison           62    Director

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

     DOUGLAS R. MILLER has served as our President, Chief Operating Officer, Secretary and a director since our reorganization in July 2001. Mr. Miller has also served as our Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller served as President of our subsidiary, Global Sports Edge, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer. Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller is a director of Players Network (OTCBB: PNTV).

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

     Our Board of Directors held three (3) meetings during the fiscal year ended July 31, 2005. Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors during the time each such Director was a member of the Board.

     Timothy Whalley resigned as a director on March 1, 2005

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

AUDIT COMMITTEE

     Our current Audit Committee was formed during February 2004. It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: annual review of their charter; approving the firm to be engaged as our independent registered public accounting form for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal accounting controls; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the Securities and Exchange Commission reporting requirements. Our Audit Committee currently consists of Robert L. Seale and Roger Aspey-Kent.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of our common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Wayne Root and Douglas Miller filed Form 4's 2 months late reporting the vesting of restricted shares on July 31, 2005 which had previously been issued in accordance with their employment agreements.

                                CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in October 2004, which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Ethics was attached to our Annual Report on Form 10-KSB for the year ended July 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's CEO and President during the fiscal years ended July 31, 2005 and July 31, 2004 and each other officer(s) who had total annual salary and bonus in excess of $100,000 during such years.



                                     SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                      Annual Compensation      --------------------------------------
                                        Awards Payouts              Awards          Payouts
                                  --------------------------   --------------------------------------
                                                                          Securi-
                                                                          ties
                                                               Re-        Under             All
                                                               stricted   lying     LTIP    Other
                                                               Stock      Options/  Payout  Compen-
Name and Principal Position       Year  Salary     Bonus       Awards     SARs(#)   ($)     sation
---------------------------       ----  --------  -----------  ---------  --------  ------  ------
Wayne Allyn Root; Chairman &      2005  $175,000  $388,271(1)      0
Chief Executive Officer           2004  $175,000  $334,994    4,000,000

Douglas R. Miller; President      2005  $195,000      0            0
                                  2004  $175,000      0       1,500,000

Hollis Barnhart; Vice             2005  $150,000  $ 43,677         0
President - Sales                 2004  $150,000  $ 58,395         0

Jeff Johnson; CFO                 2005  $108,000      0            0
____________________

(1)  Bonus Compensation for Mr. Root in 2005 includes  $54,311 earned but not paid from handicapping fees.



     The following table sets forth information concerning option exercises and option holdings for the year ended July 31, 2005 with respect to our Chief Executive Officer and each of our other executive officers:

               AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
             JULY 31, 2005 AND OPTION VALUES AS OF JULY 31, 2005



                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
             EXERCISE   EXPIRATION    OPTIONS AT JULY 31, 2003        AT JULY 31, 2003
   NAME      PRICE      DATE         EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------   --------   ----------   -----------  -------------  -----------  -------------
None




EMPLOYMENT AGREEMENTS

     On July 31, 2004, the Company entered into a four-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors. His compensation includes: (a) a base salary of $175,000 per year, (b) handicapping fees during the first year equal to 10% of Mr. Root's handicapping fees received by the Company, (d) a restricted stock grant in the amount of 4,000,000 shares of the Company's common stock where the stock vests at the rate of 2,000,000 shares at signing and 666,666 shares vesting on July 31, 2005, 666,667 vesting July 31, 2006 and 666,667 vesting July 31,
2007; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, the handicapping fee of 12% versus the 10% described above, and the ceiling will be removed, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and a provision regarding payments in the event of termination of Mr. Root's employment.

     On July 31, 2004, the Company entered into a three-year employment agreement with Douglas Miller pursuant to which Mr. Miller is serving as the Company's President and serving on the Board of Directors. His compensation includes: (a) a base salary of $195,000 per year. (b) a restricted stock grant in the amount of 2,000,000 shares of the Company's common stock where the stock vests at the rate of 1,000,000 shares at signing and 500,000 shares vesting on July 31, 2005, and 500,000 vesting July 31, 2006; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Miller, non-compete provisions and a provision regarding payments in the event of termination of Mr. Miller's employment.

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

     At July 31, 2005, 1,810,000 options were outstanding.

     During the fiscal year ended July 31, 2005, the Company granted no options.




                         Equity Compensation Plan Information

                            Number of
                            securities to be
                            issued upon                               Number of
                            exercise of         Weighted-average      securities
                            outstanding         exercise price of     remaining
                            options, warrants   outstanding options,  available for
Plan category               and rights          warrants and rights   future issuance
--------------              -----------------   --------------------  ---------------
                                   (a)                  (b)                 (c)

Equity compensation
plans approved by security
holders                     3,000,000 Common           $0.46          1,190,000 Common

Equity compensation
plans not approved by
security holders                  None                  N/A                None
                            ----------------           -----          ----------------
Total                       3,000,000 Common           $0.46          1,190,000 Common




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number and percentage of shares of our $.0001 value common stock owned beneficially, as of July 31, 2005, by any person, who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                    Amount of
Name and Address                    Beneficial              Percentage
of Beneficial Owner (1)             Ownership               of Class
-----------------------            --------------           ----------

Wayne Allyn Root                   10,555,928 (2)             10.2%

Douglas R. Miller                   4,767,370 (3)              4.6%

Roger Aspey-Kent                      703,000 (4)               *

Robert L. Seale                        20,000                   *

Roger L. Harrison                      20,000                   *

Jeff Johnson                            -0-                    -0-

Hollis Barnhart                       300,000                   *

All Officers and Directors         16,366,298                 15.8%
as a group (7 persons)
_______________

* Less than one percent.

(1) Unless otherwise noted, the address for each of the named beneficial owners is 5092 South Jones Blvd., Las Vegas, Nevada 89188.

(2) Does not include 1,333,333 shares which will vest as follows: 666,667 shares on July 31, 2006 and 666,667 shares on July 31, 2007.

(3) Includes 1,611,568 shares held directly by Mr. Miller; and 3,155,802 shares held in the name of the Kerlee Intervivos Trust of which Mr. Miller is a beneficiary. Does not include 500,000 shares which will vest as a restricted stock grant on July 31, 2006.

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
on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion were 9,230,769. Newmarket elected to convert the entire debenture into restricted stock of the company in the second quarter of 2004. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This Warrant expired on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate, and payable on March 31, 2003. In January 2004 the Company extended the note with Newmarket to include payments of $13,000 per month until paid in full. At July 31, 2005, the Company had an outstanding balance including interest of $165,738. In connection with these transactions, we also issued to Newmarket a three-year option to purchase 1,500,000 shares at a price per share of $0.50. The option expires July 31, 2006. The CEO of Newmarket is a former director of the Company.

     In September 2001, we entered into a four-year financial advisory agreement with Keating Investments, LLC. In consideration for the services to be rendered pursuant to this agreement, we issued Keating Investments, LLC a warrant to purchase 600,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until September 10, 2006. The cost of this agreement has been recorded at $240,000 and was charged to operations over 48 months. In March 2004, the Company negotiated a settlement of stock in exchange for the outstanding warrants and consulting services to the Company. Timothy J. Keating, a former Director of our company from December 2002 until October 8, 2003, and our former President and Chief Executive Officer, is the Managing Member and President of Keating Investments, LLC.

     In November 2001, we borrowed money from and entered into note payable agreements with Mr. Root, an officer and director, and Mr. Keating, a former director, for $50,000 each which accrue interest at 12% annually. At July 31, 2005, we had a principal balance owed to Mr. Root of $50,000 under the agreement with accrued interest of $21,116. In May of 2004 Mr. Keating elected to receive common shares as payment in full on his $50,000 note.

     In May 2004, the Company issued 1,190,625 shares of restricted common stock to Wayne A. Root, CEO, and 200,000 shares to an assignee of Mr. Root as payment of $111,250 payable resulting from accrued handicapping commissions due.

     In December 2004, the Company issued 1,000,000 shares of restricted common stock to Wayne A. Root as compensation for his personal guaranty of a $600,000 loan to the Company and for his pledging all of his common stock as collateral for the loan.

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

10.21      Promissory Note dated November 12, 2001 issued to Mr. Root.(3)

10.22 Securities Purchase Agreement dated June 29, 2002 between Laurus Master Fund, Ltd. and GWIN (4)

10.23      2002 Equity Incentive Plan (6)

10.24      Employment Agreement with Wayne Allyn Root dated July 31, 2003 (8)

10.25      Employment Agreement with Douglas R. Miller dated July 31, 2004
           (10)

10.26      Employment Agreement with Wayne Allyn Root dated July 31, 2004
           (10)

10.27 Securities Purchase Agreement with Laurus Master Fund, Ltd. Dated October 29, 2004 (9)

10.28 Secured Convertible Term Note payable to Laurus Master Fund, Ltd. For $600,000 (9)

14         Code of Ethics (10)

21.1       List of Subsidiaries (4)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350 - Filed herewith electronically

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350 - Filed herewith electronically
______________________

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

(4) Incorporated by reference to the similarly described exhibit included with the registrant's registration statement on Form SB 2, 333 99599, filed on September 13, 2002.

(5) Unavailable in electronic format, but will be mailed upon request free of charge.

(6) Incorporated by reference to the Registrants Definitive Information Statement filed with the SEC on July 21, 2002.

(7) Incorporated by reference to GWIN, Inc. annual report on Form 10 K for the year ended July 31, 2002, as filed with the SEC on October 28, 2002.

(8) Incorporated by reference to GWIN, Inc. annual report on Form 10 KSB for the year ended July 31, 2003, as filed with the SEC on November 10, 2003.

(9) Incorporated by reference to the similarly described exhibits included with the Registrant's Form 8-K dated December 1, 2004, as filed with the SEC on December 2, 2004.

(10) Incorporated by reference to GWIN, Inc. Annual Report on Form 10-KSB for the year ended July 31, 2004, as filed with the SEC on November 1, 2005.

     (b) REPORTS ON FORM 8-K

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by Moore Stephens, P.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended July 31, 2005 were $32,000.

AUDIT RELATED FEES

     The aggregate fees billed by Moore Stephens P.C. for audit related services for the fiscal years ended July 31, 2005 and 2004 were $27,000 and $17,000, respectively.

     The aggregate fees billed by Demetrius & Co. for audit related services for the fiscal years ended July 31, 2005 and 2004 were $2,500 and $12,000, respectively.

TAX SERVICES

     The aggregate fees billed by Moore Stephens P.C. for tax services for the fiscal years ended July 31, 2005 and 2004 were $3,000 and $1,800 respectively.

ALL OTHER SERVICES

     There were no fees billed by Moore Stephens P.C. for other services for the fiscal years ended July 31, 2005 and 2004.

     The aggregate fees billed by Demetrius & Co. for other services for the fiscal years ended July 31, 2005 and 2004 were $1,200 and $1,200, respectively.

                                  SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on October 28, 2005.

                                      GWIN, INC.



                                      By: /s/ Wayne Allyn Root
                                         -----------------------------------
                                         Wayne Allyn Root, Chief Executive
                                         Officer

     In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on October 28, 2005 and in the capacities indicated.


/s/ Wayne Allyn Root
---------------------------------------------------
Wayne Allyn Root, Chairman, Chief Executive Officer
(Principal Executive Officer)


/s/ Jeff Johnson
---------------------------------------------------
Jeff Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Douglas Miller
---------------------------------------------------
Douglas Miller, Director


/s/ Robert Seale
---------------------------------------------------
Robert Seale, Director



---------------------------------------------------
Roger Aspey-Kent, Director


/s/ Roger Harrison
---------------------------------------------------
Roger Harrison, Director