Form 10QSB
period 2005-10-31
GWIN INC
filed 2005-12-15
CIK 924396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2005

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________


                       Commission File Number 000-24520

                                  GWIN, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                               04-3021770
-------------------------------      ---------------------------------
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

                               Yes [X]  No [ ]

As of October 31, 2005 the Company had 103,741,464 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]



                                  GWIN, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION .................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at October 31, 2005
        (Unaudited) .............................................    3

        Consolidated Statements of Operations for the three
        months ended October 31, 2005 and 2004(Unaudited)......      4

        Consolidated Statements of Cash Flows for the
        three months ended October 31, 2005 and 2004
        (Unaudited) ............................................     5

        Notes to Financial Statements ..........................     7

     Item 2. Management's Discussion and Analysis or Plan
     of Operation ..............................................    10

     Item 3. Controls and Procedures ...........................    15

Part II - OTHER INFORMATION ....................................    16

     Item 1. Legal Proceedings .................................    16

     Item 2. Change in Securities and Use of Proceeds ..........    16

     Item 3. Defaults Upon Senior Securities ...................    16

     Item 4. Submission of Matters to a Vote of Securities
     Holders ...................................................    16

     Item 5. Other Information .................................    16

     Item 6. Exhibits and Reports on Form 8-K ..................    16

SIGNATURES .....................................................    17

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   GWIN, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                               October 31, 2005
ASSETS

Current assets:
  Cash                                                      $       -
  Accounts receivable                                            325,257
  Prepaid expense                                                127,500
  Deferred financing fee                                          10,333
  Current deposits                                               278,684
                                                            ------------
     Total Current Assets                                        741,774
                                                            ------------
Property and equipment (net)                                      63,105
Equipment held under capital leases (net)                          9,075
Deposits and other assets                                        316,932
Deferred financing fee                                            10,334
                                                            ------------
     Total assets                                           $  1,141,220
                                                            ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt, less
   unamortized discount of $ 33,619                         $    213,311
  Cash overdrafts                                                  4,357
  Accounts payable - related parties                              69,970
  Notes payable - related parties                                161,555
  Deferred revenue                                             1,220,750
  Accounts payable                                               434,114
                                                            ------------
Total Current Liabilities                                      2,104,057
                                                            ------------
Long term debt, less unamortized discount of $44,824             252,383
                                                            ------------
Total liabilities                                           $  2,356,440
                                                            ------------
Stockholders' deficit:
  Preferred stock - $0.0001 par value; 5,000,000
   shares authorized; 0 shares issued and outstanding        $      -
  Common stock - $0.0001 par value; 50,000,000 shares
   authorized; 103,788,069  issued and outstanding                10,380
  Additional paid in capital                                  26,739,156
  Accumulated deficit                                        (27,964,756)
                                                            ------------
Total stockholders' deficit                                   (1,215,220)
                                                            ------------
Total liabilities and stockholders' deficit                 $  1,141,220
                                                            ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   GWIN, INC.
                CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months ended
                                                           October 31
                                                 ---------------------------
                                                      2005          2004
                                                  -----------   -----------

Net revenue - services                            $ 1,429,509   $   862,925
Revenues - advertising                                347,250       298,550
                                                  -----------   -----------
     Total revenues                                 1,776,759     1,161,475
                                                  -----------   -----------

Handicapping fees                                      47,642        52,659
Handicapping fees - related party                     156,469       102,743
Advertising expense                                   764,982       773,045
Commissions                                           720,054       398,223
Salaries and wages                                    308,123       284,436
Professional fees                                      39,467        14,039
General and administrative                            331,675       298,282
Depreciation expense                                   12,335        15,236
                                                  -----------   -----------
     Total operating expense                        2,380,747     1,938,663
                                                  -----------   -----------
     Operating (loss)                                (603,988)     (777,188)

Settlement income                                     179,200          -
Interest (expense), including amortization of
  debt discount                                       (25,576)      (23,403)
Other non-cash cost of financing                       (6,667)      (33,750)
Interest (expense) - related parties                   (5,817)       (7,322)
                                                  -----------   -----------
Net (loss)                                        $  (462,848)  $  (841,663)
                                                  -----------   -----------

Basic and diluted (loss) per share of
  common stock                                    $     (0.00)  $     (0.03)
                                                  ===========   ===========
Basic weighted shares of common stock
  outstanding                                     103,788,069    84,700,523
                                                  ===========    ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months ended
                                                           October 31
                                                 ---------------------------
                                                      2005          2004
                                                  -----------   -----------
Cash flows - operating activities:
  Net (loss)                                      $  (462,848)  $  (841,662)
  Adjustments to reconcile net (loss) to
   net cash used in operations:
    Depreciation                                       12,335        15,236
    Amortization of Prepaid Expense-Related
     parties                                            6,667        15,000
    Interest expense - amortization of debt
     discount                                          10,197        12,184
    Decrease (increase) in:
     Accounts receivable                              (44,808)     (272,693)
     Prepaid expenses                                 (88,467)     (145,234)
     Other assets                                      36,354      (180,727)
     Deposits                                           6,465          -
     Deferred Financing Fees                            2,583          -
    Increase (decrease) in:
     Deferred revenue                                 260,750       480,809
     Accounts payable                                  18,184        32,374
  Accounts Payable - related parties                   11,500       117,363
                                                  -----------   -----------
     Total adjustments                                231,760        74,312
                                                  -----------   -----------
Total cash (used in) operating activities            (231,088)     (767,350)
                                                  -----------   -----------
Cash flows - investing activities:
  Purchase of fixed assets                             (5,576)       (8,848)
                                                  -----------   -----------
     Total cash (used in) investing activities         (5,576)       (8,848)

Cash flows - financing activities:
 Cash Overdrafts                                        4,357       109,138
  Payments on long-term debt and lease obligations    (39,963)       (2,408)
  Proceeds from issuance of common stock                 -          230,000
                                                  -----------   -----------
Total cash provided by (used in) financing
 activities                                           (35,606)      336,730
                                                  -----------   -----------
Net (decrease) in cash                               (272,470)     (439,468)
Cash - beginning of the periods                       272,470       439,468
                                                  -----------   -----------

Cash - end of the periods                         $         0   $         0
                                                  ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended October 31, 2005 and 2004, the Company paid $0 for taxes and $24,035 for interest and $0 for taxes and $11,371 for interest, respectively.

For the three months ended October 31, 2004, the Company also issued share in repayment debt; 1,500,000 such shares were issued as repayment for $110,000 of principal.

During the three months ended October 31, 2005, the Company acquired approximately $9,900 of equipment under capital leasing arrangements.










































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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2005. The results of the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year ending July 31, 2006.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global SportsEDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. For the three months ended October 31, 2005 and 2004, the number of common stock equivalents excluded from the calculation was 20,511,393 and 18,436,691 respectively.

     Stock Options and Similar Equity Instruments - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. No options were granted during the periods ended October 31, 2005 or 2004.

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

     Settlement Income - During the three months ended October 31, 2005, the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement, amounts payable by the Company totaling $129,200 were forgiven and the Company is to receive future services valued at $50,000. The Company recorded settlement income of $179,200 related to this matter. None of the services receivable under this settlement were received by October 31, 2005.

     Operating Costs and Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     The Company has convertible debentures outstanding as of October 31, 2005 totaling $534,090. Such debt is to be repaid at the rate of approximately $18,200 per month with an additional balloon payment of $25,000 in February of 2006. At the discretion of the Company, these notes can be repaid by cash or the issuance of common stock. Additionally the Company has $375,000 of its deposits in accounts that are currently being used as security for this debt. Amounts in this account related to long-term debt payments were recorded as long-term deposits, such amounts totaled $290,907.

     The Company has recorded these convertible debentures, net of associated discounts, as components of long-term debt on the balance sheet.

     Preferred Stock - At October 31, 2005 the Company had no Preferred Stock outstanding.

     Common Stock - During the three month period ended October 31, 2005 the Company did not issue any common stock.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $462,848 for the three months ended October 31, 2005 and has an accumulated deficit of $27,964,756 at October 31, 2005. The Company believes that it may need additional financing and cash to fund projected operating cash flow deficiencies and for expansion. These operating losses and operational requirements, as well as the uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern.

     The Company will continue to seek additional infusions of capital from accredited investors and institutional lenders until the Company is operationally profitable. Additionally, the Company believes its brand names, database and the value of the viewers of its media properties are significantly underutilized. Consequently, the Company is actively pursuing joint venture opportunities including the possibility of being strategically acquired with the goal of maximizing the value of those assets.

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

     Capital Lease - The Company has entered into a capital lease related to a piece of office equipment. The capital lease is in the principal amount of $9,900 and is scheduled to last for three years.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended October 31, 2005 and 2004 at its statutory rates due to unused net operating losses and acquired net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated Balance Sheet as of October 31, 2005 and the unaudited Statements of Operations and Cash Flows for the three months ended October 31, 2005 and 2004, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's annual report on Form 10-KSB for the year ended July 31, 2005 filed with the Securities and Exchange Commission on November 12, 2005. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two major sources are "Services Revenues" and "Advertising Revenues."

     "Service Revenues" are generated by selling the handicapping advice and analysis of our professional handicappers. Services Revenue is generated from respondents to our various media promotions including those promoted on our weekly 30-minute television program called "Wayne Allyn Root's WinningEDGE[TM]", which aired nationally on the WGN Superstation from September 10 through December 3, 2005. We also produce an hour long radio program called The WinningEDGE[TM] that airs during the same time period on selected radio stations nationwide. In addition to The WinningEDGE[TM] television and radio programs, we advertise our services on radio in various markets and in selected print media. During a football weekend we will receive as many as 10,000 to 15,000 phone calls in response to our offers. These calls are returned by our team of sports account representatives in our office in Las Vegas. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web sites, www.WinningEDGE.com, and www.ewinners.com. The Web sites provide free live odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue for the Company is "Advertising Revenues." Advertising Revenues are revenues generated from payments made to the Company from third party advertisers (sponsors) on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our customer databases to noncompetitive advertisers. The Company has built a telemarketing, direct mail, and email database totaling over 250,000 potential clients who have contacted us through our various media promotions. Although not recorded as an asset on the Company's Balance Sheet, the Company considers its databases to be extremely valuable assets both as continuing lead sources for our handicapping services and as an additional source of revenue from the rental of our customer lists.

     Total revenues for the three months ended October 31, 2005 were $1,776,759 compared to total revenues for the three months ended October 31, 2004 which were $1,161,475. This 54% increase is due to a combination of improved utilization of our database, upgrades in our sales training and management and improved protection of our valuable lead sources. In addition to the $1,776,759 of total revenues, the Company has an additional $1,220,750 of deferred revenues from sales and advertising contracts entered into through October 31, 2005. These amounts cannot be recognized as operating revenues by that date, as the underlying service had not yet been performed. As an example, if a $4,000 sale was made on October 1 for the remainder of the football season a total of $1,000 would be recorded per month as operating revenues, which is a straight-line basis of amortization of the revenues over the remaining period for which services will be provided; The revenues for such a sale would be recorded so that $1,000 is recorded as operating revenues and $3,000 would be deferred, even if all of the related payments had been received. Note, however, that all commission expense, handicapping fees, and advertising expense associated with that sale would be recorded and recognized in the quarter incurred. Most of the revenue deferred in the first quarter of the fiscal year will be recognized as operating revenue during the second fiscal quarter.

     Even though only a portion of the sales made during the first fiscal quarter are recorded as deferred revenue and not as operating revenue during the quarter, all costs associated with generating the sales are recorded as expenses during the quarter in which they were incurred. The result of this accounting treatment is that during certain periods (including the first fiscal quarter) with large increases in the amount of deferred revenue, reported operating revenue will be lower than actual cash received while the related expenses are fully recognized, thus reducing reported operating margins for those periods.

     The increase in advertising revenue for the quarter is due to more advertisers. The Company has both year-around and seasonal advertisers and the revenue is recognized accordingly. For example, revenue from one of the key new agreements is only being recognized during the period when the related informercial airs. The Company made the strategic decision to seek sponsors that would advertise with the Company on a year-round basis rather than only during the heavy fall promotional period. Insofar as the Company has received pre-payments for these advertising services, they are recorded as deferred revenues.

     One thing is important to note: Most of the deferred revenue from the first fiscal quarter will be recorded as operating revenue for the second fiscal quarter ending January 31, 2006. Since essentially all the costs associated with generating this deferred revenue were recognized as expense in the quarter ended October 31, 2005, this higher deferred revenue can be expected to make a substantial contribution to operating revenue and operating profitability for the second fiscal quarter ending January 31, 2006.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, two areas of particular significance are identified. One of theses areas is the deferral estimate applied to revenues and the other area is the pricing of options and warrants issued by the Company. In addition, please refer to Note 1 to the accompanying consolidated financial statements and the Form 10K-SB for the year ended July 31, 2005, for further discussion of our accounting policies.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2005 TO THE THREE MONTHS ENDED OCTOBER 31, 2004

     REVENUES. Net service revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased to $1,429,509 for the three months ended October 31, 2005 compared to $862,925 for the same period in 2004, an increase of 66%. This increase was primarily the result of improved utilization of our database and lead sources along with improved training and management of our account representatives. Management believes that there is no longer any ongoing financial impact of the previously reported data base theft. Driving the increase in net service revenues is the fact that service sales, compared to the prior year, have increased monthly for the each of the past Three quarters Advertising revenue increased to $347,250 for the three months ended October 31, 2005 compared to $298,550 for the same period in 2004, an increase of 16%. This increase is due to the addition of new sponsors for our media properties.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $2,380,747 for the three months ended October 31, 2005 compared to $1,938,663 for the same period in 2004, an increase of 23%. A detailed breakdown of those costs and expenses follows:

     Handicapping fees increased to $204,111 for the three months ended October 31, 2005 compared to $155,402 for the same period in 2004, an increase of 31%. These fees are based upon a percentage of sales, a portion of which are recorded as deferred revenue. The total amount of handicapping fees are consistent with the statutory rates of our handicapping agreements and are based upon a percentage of sales. These handicapping fees include amounts paid on sales that are being recorded as deferred revenue.

     Advertising expenses, including production costs, decreased to $764,982 for the three months ended October 31, 2005 compared to $773,045 for the same period in 2004. This 1% decrease is a direct result of stabilized and improved pricing for television and radio time including better point of sale software to quickly determine where the best return on leads is being generated.

     Commission expense increased to $720,054 for the three months ended October 31, 2005 compared to $398,223 for the same period in 2004, an increase of 81%. As with handicapping fees, commissions are based upon a percentage of sales including those that are recorded as deferred revenues. The total commission expense for the quarter is consistent with the total of sales recorded for the quarter including those deferred revenues.

     Salaries and wages increased to $308,123 for the three months ended October 31, 2005 compared to $284,436 for the same period in 2004, an increase of 8%. This is primarily the result of an increase in the cost of benefits.

     Professional fees increased to $39,467 for the three months ended October 31, 2005 compared to $14,039 for the same period in 2004, a 181% increase. The increase is primarily due to increased legal and accounting expenses.

     General and administrative expenses increased to $331,675 for the three months ended October 31, 2005 compared to $298,282 for the same period in 2004, an increase of 11%. This increase is primarily a result of an percentage increase in credit card processing fees due to higher sales volume, including sales that are reported as deferred revenues.

Seasonality

     Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis and selections for these sports is substantially higher than for other sporting events. As a result, a higher percentage of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced higher net sales in the first and second quarters of the fiscal year and lower net sales in the third and fourth quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of October 31, 2005, was $1,362,283 as compared to a working capital deficit of $927,518 as of July 31, 2005. Of the October 31, 2005 amount, approximately $1,220,750 is related to deferred revenues which will not be recognized until after October 31, 2005.

SUMMARY OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005

     GWIN's cash decreased approximately $272,470 during the three months ended October 31, 2005. The decrease was primarily a result of the operating loss of $462,848.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $767,350 in the three months ended October 31, 2004 to $231,088 in the three months ended October 31, 2005. The primary reason was the decrease in the net loss from $841,662 in the three months ended October 31, 2004 to $462,848 in the three months ended October 31, 2005 and a higher level of sales, a portion of which are reported as an increase in deferred revenue.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased from $8,848 during the three months ended October 31, 2004 to $5,776 during the three months ended October 31, 2005, because fewer assets were purchased in the most recent three months.

FINANCING ACTIVITIES

     Financing activities provided net cash of $336,730 during the three months ended October 31, 2004 and used net cash of $35,606 during the three months ended October 31, 2005, a net reduction of $372,336. Included in the amount for the three months ended October 31, 2005, $39,963 was paid on long term debt and lease obligations. The Company did not need additional fundraising activity in the first quarter due to larger advertising deposits being prepaid.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

     (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

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

                                       GWIN, Inc.
                                      (Registrant)


Dated: December 14, 2005              By:/s/ Jeffrey Johnson
                                         Jeffrey Johnson
                                         Chief Financial Officer


Dated: December 14, 2005              By:/s/ Wayne Allyn Root
                                         Wayne Allyn Root
                                         Chairman and Chief Executive
                                         Officer