Form 10QSB
period 2006-01-31
GWIN INC
filed 2006-03-15
CIK 924396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2006

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

             5052 South Jones Boulevard, Las Vegas, Nevada 89118
                   (Address of principal executive offices)

                                (702) 967 6000
                         (Issuer's telephone number)

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

                           Yes  [X]     No  [ ]

As of January 31, 2006 the Company had 106,979,735 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]








                                  GWIN, INC.

                            INDEX TO FORM 10-QSB

                                                                     Page
Part I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheet at January 31, 2006
         (Unaudited) ...............................................    3

         Consolidated Statements of Operations for the three
         and six month periods ended January 31, 2006 and 2005
         (Unaudited) ...............................................    4

         Consolidated Statements of Cash Flows for the six month
         periods ended January 31, 2006 and 2005 (Unaudited) .......   5-6

         Notes to Financial Statements .............................   7-10

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation .........................................   11-15

         Item 3. Controls and Procedures ...........................    15

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings ................................    16

         Item 2.  Change in Securities and Use of Proceeds .........    16

         Item 3.  Defaults Upon Senior Securities ..................    16

         Item 4.  Submission of Matters to a Vote of Securities
                  Holders ..........................................    16

         Item 5.  Other Information  ...............................    16

         Item 6.  Exhibits .........................................    16

Signatures .........................................................    17

PART 1:   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                  GWIN, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                               January 31, 2006

ASSETS

Current assets:
  Cash                                                      $    10,193
  Accounts receivable                                           185,990
  Prepaid Expense                                                50,000
  Deferred financing fees                                        10,333
  Deferred offering costs                                       103,370
  Deposits                                                      228,998
                                                            -----------
     Total current assets                                       588,884
                                                            -----------
Property and equipment (net)                                     51,661
Equipment held under capital leases (net)                         8,251
Deposits and other assets                                       255,969
Deferred financing fees                                           7,750
                                                            -----------
     Total assets                                           $   912,515
                                                            ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term convertible debt,
   less unamortized discount of $32,946                     $   213,836
  Accounts payable - related parties                             47,604
  Notes payable - related parties                               162,371
  Deferred revenue                                              348,000
  Accounts payable                                              379,531
                                                            -----------
     Total current liabilities                                1,151,342
                                                            -----------
Long term convertible debt, less unamortized discount
 of $35,692                                                     206,073
                                                            -----------
Total liabilities                                             1,357,415
                                                            -----------
Stockholders' deficit:
  Preferred stock - $0.0001 par value; 5,000,000 shares
   authorized; none issued or outstanding                          -
  Common stock - $0.0001 par value; 150,000,000 shares
   authorized; 106,979,735 issued and outstanding                10,697
 Additional paid-in capital                                  26,900,542
 Accumulated deficit                                        (27,356,139)
                                                            -----------
Total stockholders' deficit                                    (444,899)
                                                            -----------
Total liabilities and stockholders' deficit                 $   912,515
                                                            ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  GWIN, INC.
               CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                           Three Months ended             Six Months ended
                                               January 31,                   January 31,
                                           2006           2005           2006           2005
                                       -----------   ------------   ------------   ------------

Net revenue - services                 $ 2,488,330   $  2,520,512   $  3,917,839   $  3,383,437
Revenues - advertising                     243,750        201,154        591,000        499,704
                                       -----------   ------------   ------------   ------------
     Total revenue                       2,732,080      2,721,666      4,508,839      3,883,141
                                       -----------   ------------   ------------   ------------

Handicapping fees                           45,404         60,643         93,046        113,302
Handicapping fees - related party          106,782        163,751        263,251        266,494
Advertising expense                        464,747        558,479      1,229,729      1,331,524
Commissions                                661,745        896,628      1,381,799      1,294,851
Salaries and wages                         358,669        270,571        666,794        555,007
Professional fees                           37,435         45,482         76,902         59,520
General and administrative                 407,111        479,347        738,786        777,628
Depreciation expense                        12,269         15,460         24,604         30,696
                                       -----------   ------------   ------------   ------------
     Total operating expense             2,094,162      2,490,360      4,474,911      4,429,022
                                       -----------   ------------   ------------   ------------
     Operating income (loss)               637,918        231,306         33,928      ( 545,882)

Non-cash financing costs
Settlement income                             -              -           179,200           -
Interest (expense), including
 amortization of debt discount             (23,484)      (205,436)       (49,059)      (228,839)
Other non-cash cost of financing              -          (393,606)        (6,667)      (427,356)
Interest (expense) - related parties        (5,817)        (4,947)       (11,633)       (12,269)
                                       -----------   ------------   ------------   ------------
     Net income (loss)                 $   608,617   $   (372,683)  $    145,769   $ (1,214,346)
                                       ===========   ============   ============   ============
Basic and diluted income (loss)
  per share of common stock            $      0.01   $      (0.00)  $       0.00   $      (0.01)
                                       ===========   ============   ============   ============

Basic weighted shares of common
  stock outstanding                    105,231,168     89,750,331    104,517,627     87,225,427
                                       ===========   ============   ============   ============











The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                               Six Months ended
                                                                  January 31,
                                                              2006          2005
                                                           ---------     -----------
Cash flows - operating activities:
  Net income (loss)                                        $ 145,769     $(1,214,346)
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations:
     Depreciation                                             24,603          30,696
     Settlements Received                                   (179,200)           -
     Services and settlements paid with common stock
      and warrants                                            58,333         568,806
     Amortization of prepaid expense-related parties           6,667          30,000
     Interest expense - issuance of common stock                -             27,822
     Interest expense - amortization of debt discount         22,200         140,606
     Decrease (increase) in:
      Accounts receivable                                     94,459        (228,758)
      Prepaid expenses                                        39,033          29,624
      Other assets                                            97,317        (449,374)
      Deposits                                                56,151            -
      Deferred financing fees                                  5,167            -
     Increase (decrease) in:
      Deferred revenue                                      (612,000)        176,809
      Accounts payable                                        92,800         (61,984)
      Accounts Payable - related parties                     (10,049)       (113,564)
                                                           ---------     -----------
   Total adjustments                                        (304,519)         33,018
                                                           ---------     -----------
Total cash (used in) operating activities                   (158,750)     (1,063,663)
                                                           ---------     -----------

Cash flows - investing activities:
  Purchase of property and equipment                         (15,676)        (15,392)
                                                           ---------     -----------
  Total cash used in investing activities                    (15,676)        (15,392)

Cash flows - financing activities:
  Proceeds from issuance of notes payable-related parties       -            569,000
  Proceeds from issuance of warrants                            -               -
  Payments on long-term convertible debt and lease
   obligations                                               (87,851)       (122,497)
  Proceeds from issuance of common stock                        -            230,000
                                                           ---------     -----------
Total cash (used in) provided by financing activities        (87,851)        676,503
                                                           ---------     -----------

Net (decrease) in cash                                      (262,277)       (402,552)
Cash - beginning of the periods                              272,470         439,468
                                                           ---------     -----------
Cash - end of the periods                                  $  10,193     $    36,916
                                                           =========     ===========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   GWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                  (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended January 31, 2006 and 2005, the Company paid $0 for taxes and $34,692 for interest and $0 for taxes and $30,866 for interest, respectively. The Company issued stock and warrants as payment for professional services and also issued stock as compensation under executive compensation agreements. These amounts totaled $58,334 and $568,806 for the six months ended January 31, 2006 and 2005, respectively. In the six months ended January 31, 2006 the Company issued common stock and warrants in relation to a private placement offering which were valued at $103,370 in total; this amount has been capitalized pending the completion of the private placement. For the six months ended January 31, 2005, the Company incurred deferred financing charges of $ 31,000 which was paid through a reduction in the cash received from the associated offering.


































The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             GWIN, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Organization and Operations

     GWIN, Inc. (the "Company") is headquartered in Las Vegas, Nevada. The Company develops, produces and markets sports handicapping analysis and information. It also develops and produces television, radio, and Internet programming for entertainment and for marketing its handicapping analysis and information products.

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping information with a smaller amount related to baseball handicapping. Due to this seasonality, quarterly results may vary materially between the football, basketball, and baseball seasons, with sales higher in the first and the second quarter of the Company's fiscal year, and lower sales during the remainder of the year. The Company also spends the majority of its advertising and promotional budgets during the first and second quarter with only minimal advertising and promotional expenditures during the remainder of the year.

     In addition to revenues from the sales of handicapping analysis, information, and advice, the Company also generates revenues from the sale of advertising on its television, radio, and Internet properties as well as from the lease of its databases of customers and potential customers.

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 KSB for the year ended July 31, 2005. The results of the three and six month periods ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year ending July 31, 2006.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. For the six months ended January 31, 2006 and 2005, the number of common stock equivalents excluded from the calculation was 18,102,659 and 30,097,870, respectively, as they would be anti-dilutive.

                             GWIN, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - Basis of Presentation (continued)

Revenue Recognition -

     Handicapping Service Agreements - Service and advertising contracts vary in length from a single sporting event to entire seasons. Revenue from handicapping service agreements is recognized ratably as services are rendered, in proportion to the total services to be provided under the term of the agreements. At January 31, 2006 the Company had received approximately $249,000 for handicapping services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet.

     Settlement Income - During the six months ended January 31, 2006 the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement agreement, amounts payable by the Company totaling $129,200 were forgiven and the Company is to receive future services valued at $50,000. The Company recorded settlement income of $179,200 related to this matter. The vendor was not affiliated with the Company or any of its officers and directors.

     Advertising Agreements - Revenue from advertising agreements is recognized over the terms of the agreements based on individual broadcasting of the advertising in proportion to the total broadcasts during the terms of the agreements. At January 31, 2006 the Company had received approximately $99,000 in payments for advertising services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet

     Operating Expenses - Handicapping fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debt - For the six month period ended January 31, 2006 the Company issued no new convertible debt. The Company has a convertible debenture outstanding as of January 31, 2006 totaling approximately $450,000. The principal of the debt is to be repaid at the rate of $18,200 per month. At the discretion of the Company this note may be repaid in cash or through the issuance of common stock. Additionally, the Company has deposits with credit card processors and in a custodial account that are currently being used as security for this debt. Amounts in these accounts which secure the long term portion of debt payments were recorded as long term deposits, and such amounts totaled $236,363 at January 31, 2006.

     Debt - At January 31, 2006 the Company owed $25,000 in short-term term debt and approximately $9,000 under capital lease arrangements.

     Deferred Offering Costs - The Company has capitalized the value of shares issues and warrants issuable in association with an anticipated private placement of equity. As these amounts represent share issuances and the valuation of a warrant, there was no cash effect for these items. Upon successful completion of the offering, these expenses will be recorded as a

                             GWIN, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - Basis of Presentation (continued)

reduction of the net proceeds thereof. If this offering is not consummated due to the inability to place the shares or otherwise, the value of the shares and warrants will be recorded as an expense at the time such a determination is made.

     Preferred Stock - The Company has no preferred stock issued and outstanding at January 31, 2006.

     Common Stock - During the three month period ended January 31, 2006 the Company issued 3,191,666 shares of common stock which was valued at the quoted price on the date of issuance. Of these shares, 2,000,000 were issued in conjunction with a contemplated private placement of equity and the $100,000 valuation of these shares was recorded as deferred offering costs on the accompanying balance sheet. The Company issued 1,166,666 restricted common shares to two officers under employment agreements dated July, 31 2004. The fair value of these shares is included as a component of salaries and wages in the accompanying statement of operations. These shares were valued at the quoted price per share of the Company's stock as of the day of grant. The Company also issued 25,000 shares as an interest payment on a convertible debt to a third party, which was valued at the quoted price per share of the Company's stock as of the day of grant. This amount is included as a component of interest expense in the accompanying statement of operations.

     Warrants - The Company has committed to issuing warrants to purchase 100,000 shares of the Company's common stock at $0.06 per share for services to be provided in conjunction with a planned private placement of equity.
The valuation of these warrants was determined using the Black-Scholes model, and the valuation of these warrants was recorded as deferred offering costs on the accompanying balance sheet.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company has a working capital deficit of approximately $562,000 and an accumulated deficit of approximately $27,356,000 at January 31, 2006. Historical operating losses, as well as uncertainty related to sources of financing, create substantial doubt about the Company's ability to continue as a going concern. Management plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             GWIN, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 4 - Commitments

     Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. The Company is not currently a party to any legal proceedings either as a defendant or as a plaintiff.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended January 31, 2006 at its statutory rates due to the utilization of net operating loss carry-forwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

     We provide sports handicapping information and analysis to sports bettors through direct marketing channels such as television, radio, the Internet, and print media. The handicapping information that we currently provide includes commentary, analysis and selections from leading sports handicappers for professional and college football, professional and college basketball, and professional baseball. We also generate revenues from the sale of advertising on our various television, radio, Internet and print properties and from the leasing of our databases of customers and potential customers.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated Balance Sheet as of January 31, 2006, the unaudited consolidated Statements of Operations for the three and six month periods ended January 31, 2006 and 2005, the unaudited consolidated Statements of Cash Flows for the six month periods ended January 31, 2006 and 2005, and the related notes thereto, as well as the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10 KSB for the year ended July 31, 2005, filed with the Securities and Exchange Commission on November 12 , 2005. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

     The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document, as well as facts and factors that are not discussed in this document, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during 2006 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two major sources are "Services Revenue," and "Advertising Revenue."

     Services revenue is generated by selling the handicapping advice and analysis of our professional handicappers. These handicappers include GWIN's CEO Wayne Allyn Root, winner of numerous sports handicapping championships, frequent media guest on nationally televised news and talk shows, and currently co-host of SPIKE TV's "The King of Vegas;" Coach Ron Meyer, former head coach of SMU, and the NFL's Indianapolis Colts and New England Patriots; Al McMordie, winner of over 30 sports handicapping contests; and Chet Coppock, Emmy award winning sports broadcaster. Services revenue is generated from respondents to our various media promotions including those promoted on our weekly 30 minute television program called "Wayne Allyn Root's WinningEDGE[TM]," which aired during the 2005 football season nationally on the Superstation WGN TV Network. We also produce an hour long radio program called The WinningEDGE[TM] that airs on selected radio stations nationwide. In addition to The WinningEDGE[TM] television and radio programs, we advertise our services on radio in various markets and in selected print media including the week end edition of USA Today and a multi-issue Sports Schedule that is mailed to a select database list. During a football week we will receive several thousand phone calls in response to our offers. These calls are returned by our team of sports account representatives in our office in Las Vegas. Each account representative offers the caller a variety of handicapping packages provided by our handicappers. Our handicapping services are also offered and sold on our web sites, www.WinningEDGE.com, and www.ewinners.com. The web sites provide free odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the sites.

     Our second major source of revenue is advertising revenue. Advertising revenue is generated from payments made to the Company by third party advertisers (sponsors) on our various television, radio, print, and Internet properties. Also included is revenue generated through the rental/lease of our customer and potential customer databases to advertisers that do not compete directly with us. The Company has built telemarketing, direct mail, and e-mail databases totaling over 1,000,000 potential clients. Although not recorded as an asset on our balance sheet, we consider our databases to be extremely valuable assets both as a continuing lead source for our handicapping services and as a growing source of revenue from the rental of our database contact information.

     We showed substantial improvement in operations for the quarter ended January 31, 2006. For the three months ended January 31, 2006, our operating profit more than tripled, increasing to $637,918 compared to $231,306 for the same period in 2005. This improvement was due to our being able to return to our defined business model after recovering from the theft of its data base, a steadily increasing flow of advertising revenues, and continued tight control over expenditures. Also contributing to this improvement is the recognition of previously deferred revenues for which the associated costs were recorded as expenses in prior periods. We recorded operating income of $33,928 for the six months ended January 31, 2006 compared to an operating loss of $545,882 for the same period in 2005. The net income for the six month period ended January 31, 2006 was $145,769 compared to a net loss of $1,214,346 for the six month period ended January 31, 2005.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenue and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are important to an understanding of our historical and future performance as these policies affect the reported amounts of revenue, expense, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, we have identified two areas of particular significance. One is the deferral estimate applied to revenue and the other is the pricing of options and warrants issued. In addition, please refer to Note 2 to the accompanying consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition - Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize revenue from service contracts ratably as the services are rendered, in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed as incurred, usually in the quarter that the service contract is generated.

Stock Options and Equity Instruments - In the past several years, we have issued substantial amounts of warrants and options to purchase our common stock in connection with financing activities and as payment for services and other items. We record the cost attributable to those issuances on the basis of the Black Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility.

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2006 TO THE SIX MONTHS ENDED JANUARY 31, 2005

REVENUES. Total revenue for the six months ended January 31, 2006 increased 16%, to 4,508,839 compared to $3,883,141 for the same period in 2005. Revenues from advertising increased to $591,000 for the six months ended January 31, 2006 compared $499,704 for the same period in 2005, an increase of 18%. This increase in advertising revenue is a result of the Company's strategy to pursue and bring on board advertisers that will advertise on an annual basis not only in the football season. Net services revenue from sports handicapping services (after deferred revenue adjustments) increased to $3,917,839 for the six months ended January 31, 2006 compared to $3,383,437 for the same period in 2005, an increase of 16%.

OPERATING EXPENSE. Total operating expense was $4,474,911 for the six months ended January 31, 2006 compared to $4,429,022 for the same period in 2005. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

OPERATING RESULTS. For the six months ended January 31, 2006 the Company had operating income of $33,928 compared to a loss of $545,882 for the same period in 2005. This improvement is due to an increase in both services and advertising revenues while keeping operating expenses at essentially the same level as the prior comparable period.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2006 TO THREE MONTHS ENDED JANUARY 31, 2005

REVENUES. Total revenues increased to $2,732,080 for the three months ended January 31, 2006 compared to $2,721,666 for the same period in 2005. Services revenue decreased to $2,488,330 for the three month period ended January 31, 2006 compared to $2,520,512 for the same period in 2005, a decrease of 1%. Advertising revenue increased to $243,750 for the three months ended January 31, 2006 compared to $201,154 for the same period in 2005, an increase of 21%.

OPERATING EXPENSE. Total operating expense was $2,094,162 for the three months ended January 31, 2006 compared to $2,490,360 for the same period in 2005, a decrease of 16%. Advertising expense decreased to $464,747 for the three months ended January 31, 2006 compared to $558,479 for the same period in 2005, a 17% decrease. Commissions decreased to $661,745 for the three months ended January 31, 2006 compared to $896,628 in 2005, a decrease of 26%. Salaries and wages increased to $358,699 for the three months ended January 31, 2006 compared to $270,571 for the same period in 2005, a 31%
increase.   The increase was due to the expense of stock issued to two key executives; this stock was issued under the terms of their July 31, 2004 employment agreements. Professional fees decreased to $37,435 for the three months ended January 31, 2006 compared to $45,482 for the same period in 2005, a decrease of 18%. General and administrative expenses decreased to $407,112 for the three months ended January 31, 2006 compared to $479,347 for the same period in 2005, a decrease of 15%.

OPERATING RESULTS. The Company recorded operating income of $637,918 for the three months ended January 31, 2006 compared to operating income of $231,306 for the same period in 2005. These improved results are attributable to the investments made in protecting and rebuilding our databases allowing a return to more normal growth patterns, an increase in advertising revenues, and a continued tight control over operating expenses. The Company was also able to realize the benefit of previously deferred revenues. As the cost of deferred revenues is generally recorded at the time of the underlying sale, a portion of the costs related to the recognized portion of deferred revenues was recorded during earlier periods.

Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, the majority of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year, and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                       LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2006

     GWIN's cash decreased $262,277 during the six months ended January, 2006. The decrease was primarily a result of the decrease in deferred revenue of $612,000, payments on long-term debt and lease obligations of $87,851 and a decrease in accounts payable of $92,800

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $1,063,663 in the six months ended January, 2005 to $158,750 in the six months ended January 31, 2006. The primary reason was the change from a net loss of $1,214,346 in the six months ended January 31, 2005 to net income of $ 145,769 in the six months ended January 31, 2006. This was offset in part by the decrease in deferred revenues of $612,000 and a decrease in accounts payable of $92,800.

INVESTING ACTIVITIES

     Net cash used in investing activities increased from $15,392 during the six months ended January 31, 2005 to $15,676 during the six months ended January 31, 2006. Assets purchased remained low due to our previous investments in technology and infrastructure.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $676,503 during the six months ended January 31, 2005 to negative $87,851 during the six months ended January 31, 2006. Included in the amount for the six months ended January 31, 2006, was $87,851 paid on long term debt and lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of January 31, 2006, was $562,458. Of the January 31, 2006 amount, approximately $348,000 represents revenues from sales which will not be recognized until after January 31, 2006.

                          FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, our present financial condition, the risks and uncertainties concerning the availability of additional capital as and when required, and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended January 31, 2006, we issued 1,166,666 shares to two executive officers under employment contracts, we issued an aggregate of 2,000,000 restricted shares of common stock to two entities associated with a consultant hired by the Company and we issued 25,000 shares to a debenture holder in payment of interest. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS.

     (a) Exhibits.

         Exhibit No.     Description
         -----------     -----------

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - filed herewith electronically

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - filed herewith electronically

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

                                  GWIN, INC.
                                  (Registrant)



Dated:  March 14, 2006             By: /s/ Jeffrey Johnson
                                      Jeffrey Johnson
                                      Chief Financial Officer


Dated:  March 14, 2006             By: /s/ Wayne Allyn Root
                                      Wayne Allyn Root
                                      Chairman and Chief Executive Officer