Form 10QSB
period 2006-04-30
GWIN INC
filed 2006-06-14
CIK 924396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2006

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

                             Yes [X]      No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [   ]   No [ X ]

As of April 30, 2006 the Company had 107,229,785 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]










                                  GWIN, INC.

                             Index to Form 10-QSB

                                                                     Page

Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet at April 30,
              2006 (Unaudited) .....................................   3

              Consolidated Statements of Operations for the
              three and nine month periods ended April 30, 2006
              and 2005 (Unaudited) .................................   4

              Consolidated Statements of Cash Flows for the
              nine month periods ended April 30, 2006 and 2005
              (Unaudited) ..........................................   5

              Notes to Consolidated Financial Statements
              (Unaudited) ..........................................   7

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation ............................................  10

     Item 3.  Controls and Procedures ..............................  14

Part II:  OTHER INFORMATION

     Item 1.  Legal Proceedings ....................................  15

     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds ......................................  15

     Item 3.  Defaults Upon Senior Securities ......................  15

     Item 4.  Submission of Matters to a Vote of Security
              Holders ..............................................  15

     Item 5.  Other Information ....................................  15

     Item 6.  Exhibits and Reports on Form 8-K .....................  15

     Signatures ....................................................  16




                                    2
PART 1:  FINANCIAL INFORMATION
Item 1.     CONSOLIDATED Financial Statements
                                 GWIN, INC.
                          CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                              April  30 , 2006
ASSETS

Current assets:
     Cash                                                   $  26,207
     Accounts receivable                                       60,194
     Deferred financing fees                                   10,334
     Deposits                                                 273,800
                                                          ------------
      Total current assets                                    370,535
                                                          ------------
Property  and equipment (net)                                  42,424
Equipment held under capital leases (net)                       7,426
Deposits and other assets                                     201,423
Deferred financing fees                                         5,167
Deferred Offering Costs                                       103,370
                                                          ------------
      Total assets                                          $ 730,345
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term convertible debt,
      less unamortized discount of $32,090                  $ 188,791
     Accounts payable   related parties                        98,453
     Notes payable   related parties                          167,998
     Deferred revenue                                         367,167
     Accounts payable                                         345,264
                                                          ------------
Total current liabilities                                   1,167,673
                                                          ------------
Long term convertible debt, less
 unamortized discount of $26,742                              160,476
                                                          ------------
Total liabilities                                           1,328,149
                                                          ------------
Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000 shares
 authorized; None issued or outstanding                            --
Common stock - $0.0001 par value; 150,000,000 shares
 authorized; 107,229,785 issued and outstanding                10,722
Additional paid in capital                                 26,930,578
Accumulated deficit                                       (27,539,104)
Total stockholders' deficit                                  (597,804)
                                                          ------------
Total liabilities and stockholders' deficit               $   730,345
                                                          ============
The accompanying notes are an integral part of the unaudited consolidated financial statements.


             CONSOLIDATED Financial Statements of operations
                           (Unaudited)


                                          Three Months ended                Nine months ended
                                               April 30,                         April  30,
                                        2006                 2005      2006              2005
                                     -----------        -----------   ---------      ----------
Net revenue - services               $  785,726         $ 1,139,801   $ 4,703,565    $ 4,523,238
Revenues - advertising                   75,833              65,000       666,833        564,704
                                     ------------------------------   ---------------------------
     Total revenue                      861,559           1,204,801     5,370,398      5,087,942
                                     ------------------------------   ---------------------------
Handicapping fees                        20,779              37,098       113,825        150,400
Handicapping fees   related party        50,849              97,871       314,100        364,365
Advertising expense                     132,160              91,393     1,361,889      1,422,917
Commissions                             288,442             440,027     1,670,241      1,734,878
Salaries and wages and benefits         278,981             285,741       945,773        840,748
Professional fees                        20,940              30,928        97,842         90,449
General and administrative              212,885             196,419       951,671        974,047
Depreciation expense                     12,108              15,038        36,712         45,734
                                     ------------------------------   ---------------------------
     Total operating expense          1,017,144           1,194,515     5,492,053      5,623,538
                                     ------------------------------   ---------------------------
     Operating income (loss)           (155,585)             10,286      (121,655)      (535,595)

Non-cash financing costs
Settlement income                                               --       179,200             --
Interest (expense), including
  amortization of debt discount         (21,753)            (51,308)      (70,813)      (280,147)
Other non-cash cost of financing                            (52,440)       (6,667)      (479,796)
Interest (expense)   related parties     (5,627)            (27,139)      (17,260)       (39,407)
                                     ------------------------------   ---------------------------
     Net income (loss)               $( 182,965)        $  (120,600)  $   (37,195)   $(1,334,946)
                                     ==============================   ===========================
Basic and diluted income (loss)
 per share of common stock           $     0.01         $      0.00   $      0.00    $     (0.01)
                                     ===========        ===========   ===========    ============
Basic weighted shares of common
 stock outstanding                  105,231,168          89,750,331   104,517,627     87,225,427
                                    ============         ==========   ===========     ===========



  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             GWIN, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                                        Nine  Months ended
                                                                            April   30,
                                                                        2006          2005
                                                                      -----------  -----------

Cash flows - operating activities:
  Net (loss)                                                          $  (37,196)  $ (1,334,946)
    Adjustments to reconcile net (loss) to net cash
    (used in) operations:
      Depreciation                                                        36,712         45,734
      Settlements received                                              (179,200)            -
      Settlement proceeds consumed                                        50,000             -
      Services and settlements paid with common stock and warrants        58,333        568,806
      Amortization of prepaid expense-related parties                      6,667         45,000
      Interest expense   issuance of common stock                             --         34,510
      Interest expense   amortization of debt discount                    31,960        162,838
      Decrease (increase) in:
        Accounts receivable                                              220,255        (55,996)
        Prepaid expenses                                                  39,032         23,719
        Other assets                                                     151,863       (521,065)
        Deposits                                                          11,349             --
        Deferred financing fees                                            7,750        (20,667)
      Increase (decrease) in:
        Deferred revenue                                                (592,833)       265,809
        Accounts payable                                                  58,534        (56,735)
        Accounts Payable   related parties                                46,426        (58,219)
                                                                      -------------------------
     Total adjustments                                                   (53,152)       433,734
                                                                      -------------------------
Total cash (used in) operating activities                                (90,348)      (901,212)
                                                                      -------------------------
Cash flows - investing activities:

  Purchase of property and equipment                                     (17,722)       (18,829)
                                                                      -------------------------
  Total cash used in investing activities                                (17,722)       (18,829)

Cash flows - financing activities:
  Proceeds from issuance of notes payable-related parties                     --        569,000
  Payments on long-term convertible debt and lease obligations          (138,193)       (91,528)
  Proceeds from issuance of common stock                                      --        297,000
                                                                      -------------------------
Total cash (used in) provided by financing activities                   (138,193)       774,472
                                                                      -------------------------
Net (decrease) in cash                                                  (246,263)      (145,569)
Cash - beginning of the periods                                          272,470        439,468
                                                                      -------------------------
Cash   end of the periods                                             $   26,207   $    293,899
                                                        ====================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the nine months ended April 30, 2006 and 2005, the Company paid $0 for taxes and $48,278.13 for interest and $0 for taxes and $57,566 for interest, respectively. The Company issued stock and warrants as payment for professional services and settlement costs, these amount totaled $58,334 and $568,806 for the nine months ended April 30, 2006 and 2005, respectively. In the nine months ended April 30, 2006 the company issued common stock and warrants in relation to a private placement offering which were valued at $103,370 in total, this amount has been capitalized pending the completion of the private placement. For the nine months ended April 30, 2005, the company incurred deferred financing charges of $ 31,000 which was paid by a reduction in the cash received from an offering. The Company issued stock for the redemption of debt and the related accrued interest in the amount of $30,060 and $0 in the nine month period ended April 31, 2006 and 2005, respectively. During the nine month period ended April 30, 2006, the Company settled a claim against a vendor for a total of $179,200. This settlement consisted of forgiven indebtedness of $129,200 and $50,000 of payments in kind which were used and recorded to expense.




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

     Earnings (Loss) Per Share - "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. For the nine months ended April 30, 2006 and 2005, the number of common stock equivalents excluded from the calculation was 17,915,833 and 16,256,726, respectively.








                         GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 2 - Basis of Presentation (continued)

Revenue Recognition
Handicapping Service Agreements - Revenue from handicapping service agreements is recognized ratably, as services are rendered in proportion to the total services to be provided under the agreements. At April 30, 2006 the Company had received approximately $144,000 for handicapping services not rendered by that date; this amount is classified as a component of current liabilities on the Balance Sheet.

Settlement Income - During the nine months ended April 30, 2006, the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement agreement, amounts payable by the Company totaling $129,200 were forgiven and the Company received services during this period which were valued at $50,000. The Company recorded settlement income of $179,200 related to this matter. The vendor was not affiliated with the Company or any of its officers and directors.

Advertising Agreements - Revenue from advertising agreements is recognized over the term of the agreements based on individual showings of the advertising in proportion to the total showings during the term of the agreement. At April 30, 2006 the Company had received approximately $223,167 for advertising services not rendered by that date.

Operating Costs & Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

Convertible Debt - For the nine month period ended April 30, 2006, the Company issued no new convertible debt. The Company has a convertible debenture outstanding as of April 30, 2006 totaling approximately $399,965. The principal of the debt is to be repaid at the rate of $18,200 per month. At the discretion of the Company this note may be repaid in cash or through the issuance of common stock. Additionally, the Company has deposits with credit card processors and in a custodial account that are currently being used as security for this debt. Amounts in these accounts which secure the long term portion of debt payments were recorded as long term deposits, and such amounts totaled $165,461 at April 30, 2006.


Convertible Preferred Stock - The Company has no convertible preferred stock issued and outstanding at April 30, 2006.


                         GWIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $37,195 for the nine months ended April 30, 2006 and has an accumulated deficit of $27,539,104 at April 30, 2006. The operating losses, as well as uncertain sources of financing, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans to generate sufficient cash to support operations through debt issuances or by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 4 - Commitments and Contingencies

     Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. The Company is not currently a party to any legal proceedings either as a defendant or as a plaintiff.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended April 30, 2006 and 2005 at its statutory rates due to unused net operating losses and acquired net operating losses.

NOTE 6 - Shares Issued

     During the nine months ended April 30, 2006, 3,441,716 shares of the Company's common stock were issued, compared to 12,950,968 shares for the nine-month period ended April 30, 2005. During the three month period ended April 30, 2006, 250,050 shares of the Company's common stock were issued. These shares were sold to accredited investors through a conversion of convertible debt; the valuation of the shares was determined by the proceeds of these private placements.

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

     Revenue Recognition - Our service contracts with clients vary substantially in length from a single sporting event to entire seasons or even multiple seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated.

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

Overview

     We provide sports handicapping information and analysis to customers through direct marketing channels such as television, radio, the Internet, and print media. The handicapping information that we currently provide includes commentary, analysis and selections from leading sports handicappers for professional and college football, professional and college basketball, professional baseball, professional hockey, and occasionally boxing, NASCAR, and horseracing.

     One of the attractive aspects of our business is that we generate revenues from multiple sources. The two primary sources are services revenues and advertising revenues.

     Services revenues are generated by selling the handicapping advice and analysis of our professional handicappers. Services revenue is generated from respondents to our various media promotions including the telephone numbers advertised on our weekly 30-minute television infomercial program called Wayne Allyn Root's WinningEDGE, which, during the 2005 football season aired nationally for 13 consecutive weeks beginning September 9, on the WGN Superstation. We also produced an hour long radio program called The WinningEDGE that aired on selected radio stations nationwide during the same time.

     In addition to The WinningEDGE television and radio programs we also advertise our services on radio in various markets and in selected print media. During a part of the 2005 football season that included the week-end edition of USA Today. We receive phone calls in response to our various offers. These calls are returned by our team of sports account representatives. The account representative offers the caller a variety of handicapping packages for the services of our handicappers. Our handicapping services are also offered and sold on our Web sites, www.WinningEDGE.com and www.ewinners.com. The Web sites provide free odds, scores, schedules, injury and weather reports, and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the site.

     The second major source of revenue is advertising revenue. Advertising revenues are generated from payments made to the Company from third party advertisers on our various television, radio, print, and Internet properties. They also include revenues generated from the rental of our databases to noncompetitive advertisers.

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

COMPARISON OF NINE MONTHS ENDED APRIL 30, 2006 TO THE NINE MONTHS ENDED APRIL 30, 2005

     REVENUES. Total revenues increased to $5,370,398 for the nine months ended April 30, 2006 compared to $5,087,942 in the nine months ended April 30, 2005. Revenues from advertising increased to $666,833 for the nine months ended April 30, 2006 compared to $564,704 for the same period in 2005, an increase of 18%. This increase in advertising revenues is a result of additional advertisers. Net revenues from sports handicapping services (after charge-backs and deferred revenue adjustments) increased to $4,703,565 for the nine months ended April 30, 2006 compared to $4,523,238 for the same period in 2005, an increase of 4%.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items were $5,492,053 for the nine months ended April 30, 2006 versus $5,623,538 for the same period in 2006, a decrease of 2%. These savings were concentrated in lower Advertising Expenses, including production costs, decreased to $1,361,889 for the nine months ended April 30, 2006 compared to $1,422,917 for the same period in 2005.

     Commission Expense decreased to $1,670,241 for the nine months ended April 30, 2006 compared to $1,734,878 for the same period in 2005, a decrease of 4% based upon changes in the handicapping agreements and commission overrides. Salaries and wages increased to $945,773 for the nine months ended April 30, 2006 compared to $840,748 for the same period in 2005, a change of 12.5%. The increase is attributable to replacing key employees and health care cost increases. Professional fees increased to $97,842 for the nine months ended April 30, 2006 compared to $90,449 for the same period in 2004, a 8% increase. The Company does not have any ongoing litigation and expenses are in line with stabilized costs involving a publicly traded company.

     Finally, General and Administrative Expenses decreased to $951,671 for the nine months ended April 30, 2006 compared to $974,047 for the same period in 2005, a decrease of 2%. This reduction is primarily due to lower telephone charges.

     OPERATING RESULTS. For the nine months ended April 30, 2006, the Company's operating loss decreased to $121,655 compared to a loss of $535,595 for the same period in 2005, reducing the operating loss by 77%. The decrease in the loss is attributable to higher revenues and continuing reductions of periodic operating expenses.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2006 TO THREE MONTHS ENDED APRIL 30, 2005

     REVENUES. Total revenues decreased to $861,559 for the three months ended April 30, 2006 from $1,204,801 for the same period in 2005. This is due to a 31% decrease in net revenues from sports handicapping services (after charge-backs and deferred revenue adjustment) to $785,726 for the three months ended April 30, 2006 compared to $1,139,801 for the same period in 2005. Management attributes this decline to the loss of two key salesmen immediately following the football season. Advertising revenues increased to $75,833 for the three months ended April 30, 2006 compared to $65,000 for the same period in 2005, an increase of 17%

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses, excluding non-recurring items, decreased to $1,017,144 for the three months ended April 30, 2006 compared to $1,194,515 for the same period in 2005, a decrease of 15%. Advertising expenses increased to $132,160 for the three months ended April 30, 2006 compared to $91,393 for the same period in 2005 a 45% increase. The increase is due to a one time non-cash advertising credit of $50,000 taken during the quarter. Commission expense decreased to $288,442 for the three months ended April 30, 2006 compared to $440,027 for the same period in 2005, a decrease of 34%. Commission expense is a variable percentage of sales and the commissions will fluctuate based on the sales volume. Salaries and wages decreased to $278,981 for the three months ended April 30, 2006 compared to $285,741 for the same period in 2005, a decrease of 2%. Professional Fees decreased to $20,940 for the three months ended April 30, 2006 compared to $30,928 for the same period in 2005, a decrease of 32%. General and administrative expenses increased to $212,885 for the three months ended April 30, 2006 compared to $196,419 for the same period in 2005, an increase of 8%.

     OPERATING RESULTS. The Company recorded an operating loss of $155,585 for the three months ended April 30, 2006 versus an operating profit of $10,286 for the same period in 2005. Our business is highly seasonal. Because football and basketball are the most popular sports for wagering, the demand for the handicapping analysis for these sports is substantially higher than for any other sporting events. As a result, approximately 75% of our sales occur in the first and second quarters of the fiscal year. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year, and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future. If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

                       LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of April 30, 2006, was $693,768 as compared to a deficit of $1,077,688 as of April 30, 2005. Of the April 30, 2006 amount, approximately $367,167 represents revenues from sales which will not be recognized until after April 30, 2006

     In order to reduce our working capital deficit and to finance our continuing operations, management is in the process of or intends in the future to take the following actions. We expect to be able to generate sufficient cash to support our operations during the twelve month period following the date of the financial statements by securing debt financing and/or by raising additional financing by the sale of shares of our Common Stock in a private offering to accredited investors.

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2006

     GWIN's cash decreased $246,263 during the nine months ended April 30, 2006. The decrease was a result of the operating loss of $121,655 and payments on long term convertible debt and lease obligations of $138,193.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $901,212 in the nine months ended April 30, 2005 to $90,348 in the nine months ended April 30, 2006. The primary reason for the decrease was the decrease in the net operating loss from $535,596 in the nine months ended April 30, 2005 to $121,655 in the nine months ended April 30, 2006.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased from $18,829 during the nine months ended April 30, 2005 to $17,722 during the nine months ended April 30, 2006, due to reduced purchases of fixed assets.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $774,472 during the nine months ended April 30, 2005 to a negative $138,193 during the nine months ended April 30, 2006. This was the result of no new financing proceeds during the nine months ended April 30, 2006.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During March 2006, a convertible debt was converted for an aggregate of 250,050 shares of common stock at a price of $.10 per share.


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

                                   GWIN, INC.
                                   (Registrant)



Dated:  June 14, 2006              By: /s/
                                      ---------------------------------
                                       Jeffrey Johnson
                                       Chief Financial Officer


Dated:  June 14, 2006              By: /s/
                                      ----------------------------------
                                       Wayne Allyn Root
                                       Chairman and Chief Executive Officer