Form 10KSB
period 2006-07-31
Winning Edge International, Inc.
filed 2006-11-14
CIK 924396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      Annual Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the fiscal period ended July 31, 2006

[ ]      Transition Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

                        Commission File Number: 000-24520

                        Winning Edge International, Inc.
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

                                    Gwin, Inc.
                 ------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

State issuer's revenues for its most recent fiscal year.  $5,600,923.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 2006 was approximately $4,318,875, based upon the closing price per share of the Common Stock of $0.035 on that date.

The number of shares outstanding of the issuer's Common Stock as of October 1, 2006: Common Stock, $.0001 Par Value 118,396,450,shares.




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

Item 12. Certain Relationships and Related Transactions ................ 21

Item 13. Exhibits and Reports on Form 8-K .............................. 22

Item 14. Principal Accountant Fees and Services ........................ 25

SIGNATURES ............................................................. 26

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Winning Edge International, Inc., formally known as GWIN, Inc. (the "Company") is headquartered in Las Vegas, Nevada. The Company produces television, radio, and web-based programming related to sports and gaming and provides sports handicapping analysis and advice to sports bettors worldwide through its wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE provides professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association, college football and basketball games, major-league baseball, hockey, NASCAR, and golf. All information and advice is provided for entertainment purposes only.

CORPORATE INFORMATION

     We were originally incorporated in Nevada in 1986. We reincorporated in Massachusetts in 1987 and reincorporated in Delaware in 1996. In July 2001, we acquired our sports handicapping business, which we operate through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation.

     Effective August 22, 2002, we changed our name to GWIN, Inc. in order to avoid both consumer confusion and litigation with another Delaware company with a similar name. The Board of Directors also approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31 effective July 31, 2002.

    Effective September 21, 2006 the company changed its name to Winning Edge International, Inc. to better reflect the brand associated with our nationally aired television and radio programming now in its sixth year called "The Winning Edge" or "Wayne Allyn Root's Winning EDGE".

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

THE GAMING AND SPORTS HANDICAPPING MARKET

     Our advice services are intended for entertainment purposes only to assist fans of the games and teams we cover in analyzing the prospects of their favored teams throughout the season, and for sports bettors who wish to use our analysis in determining their wagers on specific teams and/or games.

     We believe that there is a market for our sports handicapping information and analysis wherever there are fans and wherever there is a market for sports wagering and that the size of the market for our sports handicapping information and analysis is related to the market for sports viewing and wagering. In the United States, wagering on sporting events, other than pari-mutuel betting, is currently legal only in the State of Nevada. According to a 1999 report by the National Gambling Impact Study Commission, sports wagering reached $2.3 billion in Nevada's sports books in 1998. Estimates of the scope of other sports betting in the United States range from $80 billion to $380 billion annually. We believe that the proliferation of cable and satellite television, which has increased the viewing access to sporting events worldwide, has increased viewers' interest in watching and wagering on sports

OUR BUSINESS MODEL

     Our business model provides for multiple revenue streams. We generate revenues from the direct sale of our handicapping advice both in the sales room and on the Internet, and from selling advertising "sponsorship" time on our various media properties including our television program, our radio program, and our Internet web sites, www.winningedge.com, and www.ewinners.com. The primary revenue stream is centered around the handicappers featured on the Company's television and radio shows, both called "Wayne Allyn Root's Winning EDGE" ("WinningEDGE"). The show is anchored by Mr. Wayne Allyn Root, our Chairman and Chief Executive Officer. Mr. Root has been employed in the handicapping industry for the past 20 years. Prior to founding the Company, Mr. Root was a leading revenue generator for National Sports Service, a competitor of our Company and an industry leader. Joining Mr. Root on the show are his hand-selected experts in the sports handicapping field, including Mr. Alec McMordie who has won 31 handicapping championships, Ron Meyer, former AFC Coach of the Year, Chip Chirimbes and host Chet Coppock, an Emmy award winning sportscaster based in Chicago. The celebrity of our handicappers combined with a national television, radio, and Internet media platform allows us to attract account representatives to our Company. These account representatives are then able to convert incoming telephone leads into completed sales, as described further below.

MARKETING AND SALES

     In addition to word-of-mouth and repeat customers, interest in our service is derived primarily from three different promotional sources: television, radio, and the Internet. The Company's primary television promotional vehicle is "Wayne Allyn Root's Winning EDGE". This lively, 30-minute, professionally produced television show is broadcast nationally on Saturday mornings during the football season, which is generally from September through early December. During the 2006-2007 NFL season, WinningEDGE airs nationwide on the Discovery Channel, reaching an approximate viewing audience of 90 million potential viewers at what the Company considers a "prime", 8:30 am est/pst pre-game time spot. The show stars and showcases our team of professional handicappers. Our hour-long radio show, also called "Wayne Allyn Root's WinningEDGE," stars the same cast of handicappers as the television show. The radio show airs on a number of stations in local markets across the country. Like the television show, the radio program provides analysis of upcoming games and promotes the various handicappers' services.

     We also sell our handicapping analysis, or "picks," on our websites www.WinningEDGE.com and www.ewinners.com and develop customer interest through other television, radio and print advertisements.

     Our primary service is the handicapping analysis and advice of our professional handicappers. Our services may be sold as one pick from one handicapper for one game, or a series of picks for a series of games played in one sport, a series of events in one season, a series of different events for different sports during a season, or a series of picks from different handicappers for one or many games in one or many sports. The cost varies based on the event, the sport, the number of picks, and the handicapper.

     Potential customers interested in obtaining free information, discussing one of our offers, or purchasing our picks call a toll-free number listed on the broadcast of our programs or in our advertising. Unique telephone numbers are assigned to each of our handicappers and to each advertising source, to assist us with identifying which promotional sources generate the highest revenue. An account representative receives the call, and offers the customer various picks, which the customer can purchase individually or in packages, such as a series of games, sports, or an entire season. Our representatives encourage package sales, which generate higher revenues. Once the customer has selected the individual pick or package, the customer pays us for the services via credit card, money transfer, check, or cash. Most sales are completed using a credit card. Upon the verified receipt of payment the customer receives the selected pick(s) or package(s); these are generally provided through the issuance of a PIN number for use with our automated call center. Sales are also made directly on the websites utilizing the Company's patented "Web-Based Marketing" system which allows the display of various offers from each of the handicappers and an automated system to purchase and access the desired selections and information.

     During the football and college basketball seasons, which combined, extend from September to March, we maintain a staff of approximately 40 sales representatives at our sales office located in Las Vegas, Nevada. During the "offseason" we maintain a staff of approximately 20 sales representatives.

     Our account representatives have a comprehensive knowledge of sports and the business of sports handicapping and sports betting, although they themselves do not conduct any of the handicapping analysis. We train our sales representatives thoroughly and randomly monitor calls for quality assurance. We believe that our sales force is among the most experienced and professional in our industry. Our customers are assigned a PIN number to receive their picks via our automated call center, though some elect to receive their picks via email or directly from their account representative. Our account representatives, also referred to as sales representatives, are compensated on a commission basis, with total commissions averaging approximately 35.5% of our gross sales including a small percentage of gross sales paid as bonuses to sales managers when sales exceed predetermined sales targets.

     Advertising and sponsorships are sold primarily as branding exposure for the advertiser on our various media outlets. For the 2006-2007 season of the WinningEDGE, our primary television and radio advertisers are Hooter's Casino Hotel Las Vegas, www.thepigpoker.net, and www.vegas.com.

OUR STRATEGY

     Our goal is to become the leading provider of sports handicapping information and advice first in the United States and then, internationally and to become a provider of gaming lifestyle media programming. Our strategy includes the following key elements:

      Establish a Global Brand Name. We plan to vigorously promote our handicappers and the WinningEDGE brand name and our websites. We believe that by hiring only the most insightful handicappers in each field that we enter, and paying close attention to customer service, we can continue to grow a satisfied and loyal customer base and establish our brands as the leading handicapping services in the world.

      Build Strategic Alliances with Key Business Partners. We intend to continue developing strategic relationships with leading sports information and sports wagering providers and with developers of gaming lifestyle programming. Over the past 6 years the company has accumulated a large database of sports bettors, the company feels this database allows for future value based on its access to a targeted and defined demographics.

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

COMPETITION

     We face competition from numerous operations that sell sports handicapping information through television, print media, direct mail, the Internet, and telemarketing. While we believe that we feature some of the leading handicappers in the country, some of our competitors have longer operating histories, significantly greater financial and marketing resources, and possibly greater name recognition and larger user and membership bases.

     Our industry is characterized by a large number of small, privately held companies and sole proprietorships, and information regarding capitalization, revenues and market share of these companies is not available. We are unaware of any independent reporting service which may supply information of this nature regarding businesses operating in our industry. We believe that our principal competitor is National Sports Service, Inc., which has a business model very similar to ours and airs the "Proline" sports handicapping program on the USA Network. Other major competitors include vegasinsider.com, a well-known provider of sports gaming information, and formerly a subsidiary of Sportsline.com, Don Best Associates, covers.com, and Vegas Experts, among others, most of which focus almost exclusively on the sale of sports information online.

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

     We have acquired and own the registered trademark, "The WinningEDGE". We also own the Internet domain names www.winningedge.com, www.ewinners.com as well as over a dozen other domain names that are pertinent to our business and industry. We believe that our trade names and other proprietary rights are important to our brand-building efforts and our marketing concept. However, we may not be able to enforce our intellectual property rights, which may cause us to pay significant costs due to litigation, and, if unsuccessful, may result in a reduction in our ability to remain competitive in our industry.

   We also own a patent (U.S. Patent # 6,260,019   Web-based Prediction
Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which we believe is being infringed by many of our competitors. We have entered into a licensing and patent enforcement agreement with General Patent Corporation International ("GPCI") to license and defend the Company's patent. In August of 2006 we, through GPCI, filed a lawsuit against certain companies and individuals to enforce our patent and seek damages on the unauthorized use of our proprietary technology. While this process is in its early stages, we believe that if our lawsuit is sucessful the enforcement and licensing of the patent could result in a substantial additional revenue stream.

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

     All 50 states currently have statutes or regulations restricting or prohibiting gaming activities. In most states it is illegal for anyone either to accept or make a wager, although there are exceptions that vary by state, such as exceptions for pari-mutuel betting in many states. The Federal Interstate Wire Act contains provisions that make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. In September of 2006 a gaming bill was passed which prohibits the transferring of funds electronically or by use of credit card companies to pay for offshore sporting betting/books, including poker. However, none of these regulations currently applies directly to our business and operations, and we are not aware of any legislation which applies directly to our business becoming effective in the immediate future.

EMPLOYEES

     We have 17 full-time employees, including one of our four handicappers. We also have three handicappers under sports personality agreements. The fourth handicapper, Mr. Root, is a full-time employee and serves as the Chief Executive Officer of the Company. In addition, we have approximately 40 commission-based telemarketing sales representatives in our Las Vegas sales office during the peak football and basketball seasons. Our employees are not represented by any collective bargaining agreement and we have never had a work stoppage.

CUSTOMERS

     None of our customers comprises a significant portion of our revenues.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease approximately 7,536 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada, under a lease that expires on January 22, 2007, with an option to extend the term of the lease for an additional three years. Our lease for our Las Vegas facility requires monthly base rental payments of $13,661.

ITEM 3. LEGAL PROCEEDINGS

        The Company owns a patent (U.S. Patent # 6,260,019   Web-based
Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors. The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (GPCI) to license and defend the Company's patent. In August of 2006 the company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages on the unauthorized use of the company's proprietary technology.

     From time to time, we may become involved in litigation relating to claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     On August 24, 2006 the Company filed Schedule 14-C Information, which summarized a majority shareholder approval of the following items: 1) an increase in the authorized shares from 150 million to 750 million, 2) adopting a 25,000,000 share stock incentive plan for employees and consultants, 3) changing the name of the Company from GWIN, Inc. to Winning Edge International, Inc. the effective date for these changes was September 19, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol "WNED" since September 20, 2006. Prior, the company traded under the symbol "GWNI" since September 6, 2002. The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  HIGH       LOW

         Fiscal Year ended July 31, 2006
           Fourth Quarter ....................   $ .05       .02
           Third Quarter .....................   $ .05       .03
           Second Quarter ....................   $ .06       .03
           First Quarter .....................   $ .05       .04

         Fiscal Year ended July 31, 2005
           Fourth Quarter ....................   $ .05       .04
           Third  Quarter .....................  $ .08       .04

              .          Second Quarter         ............   $ .11       .05
           First Quarter .....................   $ .16       .09

     We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 1, 2006 the closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, was $0.035. There were approximately 459 holders of record of the Company's common stock at that date.

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended July 31, 2006, we issued 14,608,381 shares of common stock. Included in this are 2,333,332 shares issued in connection with employment agreements with key officers, 250,050 shares to redeem debt, 12,000,000 shares for payment of services rendered. We also issued warrants to purchase 10,000,000 shares in connection with a contract for services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS," WHICH ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND OUR INDUSTRY. WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES,

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED JULY 31, 2006 TO THE YEAR ENDED JULY 31, 2005.

     The operating losses for the year ended July 31, 2006, and the year ended July 31, 2005 were $784,596 and $927,779 respectively. The decreased loss for fiscal year 2006 is primarily due to reducing operating expenses by over $45,000 and increasing the advertising revenues by $200,000. Due to our accounting for sales of future handicapping information, a significant portion of the increased revenues and cash flow achieved during the third and fourth quarter is reported as deferred revenue which is carried over to fiscal year

2007 and not recognized as revenues during fiscal 2006.

     Our net losses for the year ended July 31, 2006, and the year ended July 31, 2005 were $1,204,726 and $1,800,830 respectively. The net loss declined $596,104 from the year ended July 31, 2005 to the year ended July 31, 2006 primarily because interest expense decreased $237,548, receiving settlement income of $179,200, and a reduction in the operating loss of $143,183.

     Revenue from sales of sports handicapping information and advertising combined for the year ended July 31, 2006, and the year ended July 31, 2005 were $5,600,923 and $5,502,860, respectively. The advertising revenues for these same periods were $815,716 and $609,698, respectively and revenues from sports handicapping information sales were $4,785,207 and $4,893,162, respectively. Advertising revenues increased due to higher advertising revenues. Handicapping sales decreased due to lower basketball and baseball response during the company's third and fourth quarters.

     Total handicapping fee expenses for the year ended July 31, 2006, and the year ended July 31, 2005 were $455,282 and $559,172 respectively. This line item is a commission based on a percentage of handicapping information sales. The company renegotiated handicapper contracts eliminating minimum guarantees.

     Advertising expenses for the year ended July 31, 2006 and the year ended July 31, 2005 were $1,373,865 and $1,450,517, respectively. The lower advertising expense for the later period is due to better airtime pricing on radio and a more targeted advertising campaign. Specifically, the Company continues to fine tune its advertising expenditures on those areas and media that provide it the most cost-effective return for its expenditures, the company utilizes a client management software that tracks return on advertising dollars spent by marketplace.

     Commission expenses for the year ended July 31, 2006 and the year ended July 31, 2005 were $1,824,055 and $1,956,757, respectively. Commissions are a set percentage of sales based sales revenue.

     Salaries and wage expenses for the year ended July 31, 2006 and the year ended July 31, 2005 were $1,241,510 and $1,113,132, respectively. The majority of increases in salaries expense are due to higher health care expenses.

     Professional fees for the year ended July 31, 2006, and the year ended July 31, 2005 were $128,988 and $131,282, respectively. Professional fees are primarily those due to fees involved in public company compliance.

     General and administrative expenses for the year ended July 31, 2006, and the year ended July 31, 2005 were $1,313,053 and $1,158,143, respectively.
The increase is primarily due to write downs on financing expenses and restructuring costs.

SUMMARY OF CASH FLOWS FOR THE TWELVE MONTHS ENDED JULY 31, 2006

     Cash decreased approximately $66,722 during the twelve months ended July, 2006. The decrease was a result of payments on long-term convertible debt & lease obligations of $201,679.

OPERATING ACTIVITIES

     Net cash used in operating activities decreased from $615,771 in the twelve months ended July 31, 2005 to cash received of $43,067 in the twelve months ended July 31, 2006. This change is due to a significant decrease in accounts receivable in combination with a decrease in interest paid on common stock issued as well as an increase in services & settlements paid with common stock and warrants.

INVESTING ACTIVITIES

     Net cash used in investing activities decreased from $18,829 during the twelve months ended July 31, 2005 to $9,110 during the twelve months ended July 31, 2006.

FINANCING ACTIVITIES

     Net cash provided by financing activities decreased from $467,602 during the twelve months ended July 31, 2005 to negative $100,679 during the twelve months ended July 31, 2006. This decrease in proceeds provided by financing activities is due to a reduction in the issuance of notes payable. Included in the amount for the twelve months ended January 31, 2006, $201,679 was paid on long term convertible debt and lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of July 31, 2006 is $1,132,665 as compared to a working capital deficit of $927,518 as of July 31, 2005. Of the July 31, 2006 amount, $985,452 represents revenues from sales which will not be recognized until after July 31, 2006, and which are recorded as current liabilities until earned.

SUBSEQUENT EVENT

     In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged 502,000,000 shares of Common Stock in the event of default. CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default.

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

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values. FAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees ("APB 25") for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

     The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the fiscal year ended July 31, 2006 reflects the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is certain information concerning our executive officers and directors, including their age as of October 1, 2006. Our directors serve for a term of two years or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors. There are no family relationships among our directors and officers.

        NAME                AGE                   TITLE
        ----                ---                   -----

Wayne Allyn Root            44    Chairman of the Board and Chief Executive
                                  Officer

Douglas R. Miller           60    President, Chief Operating Officer,
                                  Secretary and Director

Jeff Johnson                48    Chief Financial Officer

Robert Seale                64    Director, Audit Committee(chair)

Roger Aspey-Kent            62    Director

Roger L. Harrison           63    Director

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

     Our Board of Directors held three (3) meetings during the fiscal year ended July 31, 2006. Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors during the time each such Director was a member of the Board.

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

AUDIT COMMITTEE

     Our current Audit Committee was formed during February 2004. It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: annual review of their charter; approving the firm to be engaged as our independent registered public accounting form for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal accounting controls; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the Securities and Exchange Commission reporting requirements. Our Audit Committee currently consists of Robert L. Seale and Roger Aspey-Kent. The audit committee met 2 times during the fiscal year.

COMPENSATION COMMITTEE

     Our Compensation Committee was formed during February 2004 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans. The Compensation Committee currently consists of Robert L. Seale and Roger L. Harrison. The compensation committee met 1 times during the fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of our common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Wayne Root and Douglas Miller filed Form 4's 2 months late reporting the vesting of restricted shares on July 31, 2006 which had previously been issued in accordance with their employment agreements.

                                CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in October 2004, which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Ethics was attached to our Annual Report on Form 10-KSB for the year ended July 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's CEO and President during the fiscal years ended July 31, 2006 and July 31, 2005 and each other officer(s) who had total annual salary and bonus in excess of $100,000 during such years.

                                     SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                  Annual Compensation      --------------------------------------
                                      Awards Payouts              Awards          Payouts
                              --------------------------   --------------------------------------
                                                                          Securi-
                                                                          ties
                                                               Re-        Under             All
                                                               stricted   lying     LTIP    Other
                                                               Stock      Options/  Payout
Compen-
Name and Principal Position       Year  Salary     Bonus       Awards     SARs(#)   ($)
sation
--------------------------       ----  --------  -----------  ---------  --------  ------  ------
Wayne Allyn Root; Chairman &      2006  $175,000  $325,443        0         0          0       0
Chief Executive Officer           2005  $175,000  $388,271    4,000,000     0          0       0

Douglas R. Miller; President      2006  $195,000      0            0        0          0       0
                                  2005  $195,000      0       1,500,000     0          0       0

Hollis Barnhart; Vice             2006  $150,000  $ 58,763         0        0          0       0
President - Sales                 2005  $150,000  $ 43,677         0        0          0       0

Jeff Johnson; CFO                 2006  $125,000      0            0        0          0       0
____________________              2005  $108,000      0            0        0          0       0

     The following table sets forth information concerning option exercises and option holdings for the year ended July 31, 2006 with respect to our Chief Executive Officer and each of our other executive officers:

               AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
             JULY 31, 2006 AND OPTION VALUES AS OF JULY 31, 2005

                                       NUMBER OF SECURITIES         VALUE OF
UNEXERCISED
                                      UNDERLYING UNEXERCISED       IN-THE-MONEY
OPTIONS
             EXERCISE   EXPIRATION    OPTIONS AT JULY 31, 2005        AT JULY 31, 2006
   NAME      PRICE      DATE         EXERCISABLE  UNEXERCISABLE  EXERCISABLE
UNEXERCISABLE
----------   --------   ----------   -----------  -------------  -----------  --------
-----
None

EMPLOYMENT AGREEMENTS

     On July 31, 2004, the Company entered into a four-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors.
 His compensation includes: (a) a base salary of $175,000 per year, (b) handicapping fees/commissions during the first year equal to 10% of Mr. Root's handicapping revenues received by the Company, (d) a restricted stock grant in the amount of 4,000,000 shares of the Company's common stock where the stock vests at the rate of 2,000,000 shares at signing and 666,666 shares vesting on July 31, 2005, 666,667 vesting July 31, 2006 and 666,667 vesting July 31,
2007; (e) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, the handicapping fee of 12% versus the 10% described above, and the ceiling will be removed, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and a provision regarding payments in the event of termination of Mr. Root's employment.

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

EQUITY INCENTIVE PLAN

     On July 31, 2006 the prior employee stock option plan totaling 3,000,000 shares and previously approved by the shareholders and board of directors expired. A resolution adopting and approving an Equity Incentive Plan (the "Plan"), reserving 25,000,000 shares of common stock for issuance under the Plan was approved on August 18, 2006. On September 19, 2006, the consenting stockholders signed a consent, whereby they approved the adoption of the Plan. Under the Plan, options may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of GWIN. The Plan provides for the issuance of both incentive stock options, or ISOs, and non-qualified stock options, or NQSOs. ISOs are issued to employees and NQSOs are generally issued to non-employees. The number of shares that are subject to ISOs is limited to the discretion of the Board.

     Our board administers the Plan but may delegate such administration to a committee, which shall consist of at least two members of the board. The board or the committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options. Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to persons holding in excess of 10% of the common stock, in which case the options may be granted for a term not to exceed five years from the date of the grant.


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

     At July 31, 2006, no options were outstanding.

     During the fiscal year ended July 31, 2006, the Company granted no options.


                         Equity Compensation Plan Information

                            Number of
                            securities to be
                            issued upon                               Number of
                            exercise of         Weighted-average      securities
                            outstanding         exercise price of     remaining
                            options, warrants   outstanding options,  available for
Plan category               and rights          warrants and rights   future issuance
--------------              -----------------   --------------------  ---------------
                                   (a)                  (b)                 (c)
Equity compensation
plans approved by security
holders                            0 Common           $0.00                 0

Equity compensation
plans not approved by
security holders                  None                  N/A                None
                            ----------------           -----          ----------------
Total                               0 Common           $0.00               0 Common


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
as a group (7 persons)
_______________

* Less than one percent.

(1) Unless otherwise noted, the address for each of the named beneficial owners is 5052 South Jones Blvd., Las Vegas, Nevada 89188.

(2) Does not include 666,667 shares that vest on July 31, 2007. and 462,222 preferred shares that can be converted to 4,622,220 shares of common stock.

(3) Includes 1,611,568 shares held directly by Mr. Miller; and 3,155,802 shares held in the name of the Kerlee Intervivos Trust of which Mr. Miller is a beneficiary.

(4) Includes 345,000 shares held directly by Roger Aspey-Kent and 358,000 shares underlying currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2002, we entered into an agreement with Newmarket Investments, plc ("Newmarket"), which was then a convertible debenture holder, which provided that Newmarket invest an additional $700,000 in the Company by amending the existing $500,000 convertible debenture held by
Newmarket to reflect a principal amount of  $1,200,000.   The anti-dilution
provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion. The total Newmarket convertible debenture shares upon conversion were 9,230,769. Newmarket elected to convert the entire debenture into restricted stock of the company in the second quarter of 2004. In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share. This Warrant expired on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate, and payable on March 31, 2003. At July 31, 2006, the Company had an outstanding balance including interest of $173,815. In connection with these transactions, we also issued to Newmarket a three-year option to purchase 1,500,000 shares at a price per share of $0.50. The option expired July 31, 2006. The CEO of Newmarket is a former director of the Company.

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

     In July of 2006 the company redeemed $208,000 of debt owed to Wayne Root for 462,222 preferred shares. The preferred shares can be converted into 4,622,220 common shares at the option of the holder at any time over the following 36 months.

In September of 2006 the company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the company including a specific credit card reserve account. Additionally, the Company pledged 502,000,000 shares of Common Stock in the event of default. CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default.

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

(10) Incorporated by reference to GWIN, Inc. Annual Report on Form 10-KSB for the year ended July 31, 2004, as filed with the SEC on November 1, 2005.

     (b) REPORTS ON FORM 8-K

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by Moore Stephens, P.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended July 31, 2006 and 2005 were $40,000 and $35,000 respectively.

AUDIT RELATED FEES

     The aggregate fees billed by Moore Stephens P.C. for audit related services for the fiscal years ended July 31, 2006 and 2005 were $25,500 and $29,659, respectively.

TAX SERVICES

     The aggregate fees billed by Moore Stephens P.C. for tax services for the fiscal years ended July 31, 2006 and 2005 were $3,900 and $3,000 respectively.

ALL OTHER SERVICES

     There were no fees billed by Moore Stephens P.C. for other services for the fiscal years ended July 31, 2006 and 2005.

                                 SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on November 10, 2006.

                                     Winning Edge International, Inc.



                                      By: /s/ Wayne Allyn Root
                                         -----------------------------------
                                         Wayne Allyn Root, Chief Executive
                                         Officer

     In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on November 10, 2006 and in the capacities indicated.


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


/s/ Douglas Miller
---------------------------------------------------
Douglas Miller, Director


/s/ Robert Seale
---------------------------------------------------
Robert Seale, Director


/s/ Roger Aspey-Kent
---------------------------------------------------
Roger Aspey-Kent, Director


/s/ Roger Harrison
---------------------------------------------------
Roger Harrison, Director

                       Winning Edge International, Inc.
                            Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Winning Edge International, Inc.

We have audited the accompanying consolidated balance sheet of Winning Edge International, Inc. (formerly known as GWIN, Inc.) and subsidiaries as of July 31, 2006, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two fiscal years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Winning Edge International, Inc. and subsidiaries as of July 31, 2006, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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


                                 /s/ MOORE STEPHENS, P.C.
                                 Certified Public Accountants.


Cranford, New Jersey
October 4, 2006

                Winning Edge International, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                            July  31, 2006

ASSETS
Current assets:
     Cash                                                   $205,748
     Accounts receivable                                     147,931
     Prepaid Expense                                          92,600
    Deferred Financing Fee                                    10,334
    Deposits                                                 185,846
                                                           ---------
        Total Current Assets                                 642,459
                                                           ---------
Property & equipment (net)                                    32,888
Equipment held under capital leases (net)                      7,408
Deposits and other assets                                    146,878
Deferred Financial Fees                                        2,583
                                                           ---------
     Total assets                                         $  832,216
                                                           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current portion of long-term debt,
      less unamortized discount of $ 30,964               $  305,913
    Notes payable   related parties                          173,815
     Deferred revenue                                        985,452
     Accounts payable                                        309,946
                                                           ---------
Total Current Liabilities                                  1,775,126
                                                           ---------
 Long term convertible debt,
   less unamortized discount of $18,062                      113,292
                                                           ---------
Total liabilities                                         $1,888,418
                                                           ---------
Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000
   shares authorized; 462,222 shares
   issued and outstanding                                        462
Common stock - $0.0001 par value; 750,000,000
   shares authorized; 118,396,450 issued and outstanding      11,840
Additional paid in capital                                27,638,131
Accumulated deficit                                      (28,706,635)
                                                           ---------
Total stockholders' deficit                               (1,056,202)
                                                           ---------
Total liabilities and stockholders' deficit              $   832,216
                                                           =========

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended
                                                         July 31
                                             --------------------------------
                                                  2006            2005
                                             --------------  ----------------
Net revenue   services                     $    4,785,207   $      4,893,162
Revenues   advertising                            815,716            609,698
                                             ------------    ---------------
     Total revenues                             5,600,923          5,502,860
                                             ------------    ---------------
Handicapping fees                                 129,839            171,185
Handicapping fees   related party                 325,443            387,987
Advertising expense                             1,373,865          1,450,517
Commissions                                     1,824,055          1,956,757
Salaries & wages                                1,241,510          1,113,132
Professional fees                                 128,988            131,282
General and administrative                      1,313,053          1,158,143
Depreciation expense                               48,766             61,636
                                             ------------    ---------------
     Total operating expense                    6,385,519          6,430,639
                                             ------------    ---------------
     Operating (loss)                            (784,596)          (927,779)
                                             ------------    ---------------
Settlement Income                                 179,200                 --
Interest (expense), including amortization
 of debt discount                                (110,483)          (348,031)
Other non-cash cost of financing                 (465,771)          (479,796)
Interest (expense)   related parties              (23,076)           (45,224)
                                             ------------    ---------------
   Net (loss) available to common shareholders (1,204,726)        (1,800,830)
                                             ============    ===============
Basic  and diluted (loss) per share of
 common stock                                    $  (0.01)          $  (0.02)
                                             ============    ===============
Basic weighted shares of common stock
 outstanding                                  105,807,610         92,153,638
                                             ============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

             Winning Edge International, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended
                                                            July  31,
                                                 ----------------------------
                                                      2006              2005
                                                 -------------  -------------
Cash flows - operating activities:
 Net (loss)                                    $   (1,204,726)  $  (1,800,830)
 Adjustments to reconcile net (loss) to net
   cash used in operations:
    Depreciation                                       48,766          61,637
    Services & settlements paid with common
      stock and warrants                              550,417         553,806
    Amortization of Prepaid Expense-Related parties     6,667          60,000
    Interest expense   issuance of common stock            --         312,866
    Interest expense   issuance of warrants             3,370              --
    Interest expense   amortization of debt discount   39,216         207,116
    Non-Cash Financing Fees                           123,104              --
    Decrease (increase) in:
        Accounts receivable                           132,518        (242,955)
        Prepaid expenses                              (53,567)       (297,879)
        Other assets                                  206,408         (31,109)
        Deposits                                       99,303              --
        Deferred Financing Fees                        10,333         (20,667)
    Increase (decrease) in:
        Deferred revenue                              (97,908)        647,809
        Accounts payable                               25,452         (19,242)
Accounts Payable   related parties                    153,714         (46,323)
                                                   ----------     ------------
 Total adjustments                                  1,138,689       1,185,059
                                                   ----------     ------------
Total cash provided by (used in) operating
 activities                                            43,067        (615,771)
                                                   ----------     ------------
Cash flows - investing activities:

 Purchase of fixed assets                              (9,110)        (18,829)
                                                   ----------     ------------
 Total cash (used in) investing activities             (9,110)        (18,829)
                                                   ----------     ------------
 Cash flows - financing activities:
    Proceeds from issuance of notes payable            101,000        569,000
    Payments on long-term debt and lease obligations  (201,679)      (398,398)
    Proceeds from issuance of common stock                  --        297,000
Total cash (used in) provided by financing activities (100,679)       467,602
                                                   ----------     ------------
Net (decrease) in cash                                 (66,722)      (166,998)
Cash - beginning of period                             272,470        439,468
                                                   ----------     ------------
Cash   end of period                                  $205,748       $272,470
                                                   ===========    ============
The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:For the twelve months ended July 31, 2006 and 2005, the Company paid $0 for taxes and $79,532 for interest and $0 for taxes and $257,282 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the twelve months ended July 31, 2006 and 2005, the Company issued 14,603,381 shares of Common Stock and 5,157,700 shares of Common Stock, respectively, for services and settlement costs. The Company also issued 275,050 shares as payment for a convertible debenture totaling $25,000 during the fiscal year ended July 31, 2006; there were no such issuances during the fiscal year ended July 31, 2005.During the twelve months ended July 31, 2006, the Company settled a claim against a vendor for a total of $179,200. This settlement consisted of forgiven indebtedness of $129,200 and $50,000 of payments in kind which were used and recorded to expense. The Company also issued shares of Convertible Preferred Stock and warrants to Wayne Root for the forgiveness of $208,000 in salary and commissions. Additionally, the company entered into a three year capital lease for office equipment with payments of $317 per month; the principle portion of this lease, which totaled approximately $11,000, is non-cash in nature and excluded from the cash flow schedule.


The accompanying notes are an integral part of these consolidated financial statements.

              Winning Edge International, INC.  AND SUBSIDARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                  For the Years Ended July 31, 2005 AND 2006


                                  Series A
                                Convertible
                             Preferred Stock   Common Stock
                             ---------------  ---------------               Pre-Paid                Total
                             No. of          No. of            Paid-In      Expense    Accumulated Stockholders'
                            Shares  Amount  Shares     Amount  Capital      Related Party  Deficit  Deficit
                            ------ -------- ------     -------  --------    ------------  -------  ----------

Balance -
 July 31, 2004                  --  $   --  83,290,496 $  8,332  $24,730,867 ($66,667) ($25,701,078)($1,028,546)
                             ------  ------ ----------  -------  ----------- --------   ------------ ----------
Issuance of Stock to
 retire Debentures              --      --  11,348,207    1,134    1,040,732      --            --    1,401,866
Issuance of Stock  for services --      --   5,157,700      515      378,092      --            --      378,607
Issuance of Stock for Cash      --      --   3,991,666      399      296,601      --             -      297,000
Interest Expense from
  Issuance of debenture         --      --          --       --      292,864      --            --      292,864
Amortization of Pre-paid        --      --          --       --           --  60,000             -       60,000
Net (loss) for the twelve
 months ended July 31, 2005     --      --          --       --           --      --     (1,800,830) (1,800,830)
                             ------  ------ ----------  -------  ----------- --------   ------------ ----------
Balance   July  31, 2005        --  $   -- 103,788,069  $10,380  $26,739,156 ($6,667)  ($27,501,908)  ($759,039)
                             ------  ------ ----------  -------  ----------- --------   ------------ ----------
Issuance of Stock to
 retire Debentures               -      --     250,050       25       29,981      --             --      30,006
Issuance of Stock  for services --      --  14,358,331     1435      548,982      --             --     550,417
Issuance of Preferred
 stock for Service         462,222     462           -       --      207,538      --              -     208,000
Interest Expense from
 Issuance of warrants           --      --          --       --        3,370      --             --       3,370
Amortization of Pre-paid         -      --          --       --          --    6,667             --       6,667
Issuance of Warrants            --      --          --       --     109,104       --             --     109,104
Net (loss) for the twelve
 months ended July 31, 2006     --      --          --       --          --       --     (1,204,726) (1,204,726)
                             ------  ------ ----------  -------  ----------- --------   ------------ ----------
Balance   July  31, 2006   462,222    $462 118,396,450   $11,84  $27,638,131      --   ($28,706,635)($1,056,202)
                           ======== ====== =========== ======== ============ ======== ============== ===========

The accompanying notes are an integral part of these consolidated financial statements.

              WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

Winning Edge International, Inc. and subsidiaries (the "Company") provides professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association ("NBA"), and college football and basketball games, major-league baseball, hockey, NASCAR, and golf. It advertises such services through the production of branded television, radio, and web-based programming related to sports and gaming. Substantially all activities of the Company are performed through its wholly-owned subsidiary, Global SportsEDGE, Inc. ("Edge").

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

REVENUE RECOGNITION -

Our service contracts with clients vary substantially in length from a single sporting event to entire seasons. We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts. It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated. On July 31, 2006, the Company had received $265,668 in payment for handicapping services not rendered by that date. This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2006 deferred revenue from advertising agreements was $719,784. This amount is recorded as a current liability.

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

CASH AND CASH EQUIVALENTS -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2006, the Company did not have any cash equivalents. Cash is deposited in federally insured bank accounts.

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

BASIC AND DILUTED LOSS PER COMMON SHARE -

The Company has adopted Statement of Financing Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position diluted loss per share is the same as basic loss per share. Securities that could potentially dilute earnings per share in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2006 and the year ended July 31, 2005 the number of common stock equivalents excluded from the calculation, because they were anti-dilutive, was 30,678,053 and 20,511,393, respectively.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS -

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("FAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values. FAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

BENEFICIAL CONVERSION FEATURES -

The Company has sold certain convertible debentures with beneficial conversion features [See Note 9] representing imputed discounts. The value of such features is recorded by the Company as interest expense of $175,199 and $89,848, for the years ended July 31, 2006 and 2005, respectively.

ADVERTISING EXPENSES -

The Company expenses advertising costs as incurred. Advertising expenses consist primarily of costs related to the production and distribution of our television and radio programming. Total advertising costs for the years ended July 31, 2006 and 2005 amounted to $1,373,865 and $1,450,517, respectively.

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

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2006, the Company has a loss from operations of approximately $785,000, a working capital deficiency of approximately $1,133,000 and an accumulated deficit of approximately $28,707,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Consistent with its original business plan, management plans to secure additional financing through loans and or equity issuances. The Company plans to continue revenue growth and cost containment with the goal of profitability. Management believes that it has the ability to raise additional capital through private lenders and/or equity placements and/or debentures to meet cash flow shortfalls and has raised $655,000 in financing from a private investor (Note 15). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash with high credit quality institutions to limit its credit exposure. At July 31, 2006 the Company had approximately $130,000 in a financial institution that is subject to normal credit risk beyond insured amounts. The Company routinely assesses the credit worthiness of its customers before a sale takes place and believes its credit risk exposure is limited. The majority of customers pay upfront for services eliminating the majority of credit risk exposure.

(5) PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                               Accumulated
At July 31, 2006           Cost                 Depreciation                    Net
                        ------------         -------------------        -----------
Television Studio Set     $157,727              $157,727                  $     0
Office Equipment & Other   420,305               387,417                   32,888
                      ------------           -------------------        -----------
TOTALS                    $578,032              $545,144                   $32,888
                           =======            ============                  ======

Depreciation expense, excluding assets under capital lease obligations, for the years ended July 31, 2006 and July 31, 2005 amounted to $44,326 and $55,654, respectively.

(6) DEPOSITS AND OTHER ASSETS

Deposits and other assets comprised the following:

                                                  July 31
                                                   2006

Deposits with credit card processors             $285,779
Deposit in custodial accounts                      27,340
Real estate deposit                                18,105
Deposits with telephone service                     1,500
                                                 --------
Total                                            $332,724
Less current portion                             (185,846)
                                                 ---------
Total deposits & other assets                     146,878
                                                   ======

(7) LONG-TERM DEBT

Long-term debt is as follows:

                                                  July 31, 2006
                                                  -------------

Convertible note (13%)                               $345,452
Convertible note (18%)                                115,000
Capital lease   current                                 3,486
Capital lease   long term                               4,082
                                                      -------
      Total                                           468,020
Less amounts reflected as current liabilities        (305,913)
Less current portion of debt discount                 (30,964)
                                                      -------
                                                      131,353
Less   unamortized debt discount                      (18,062)
                                                      -------
TOTAL LONG-TERM DEBT                                 $113,292
                                                      =======

Following is a summary of property held under capital leases:
                                                 Accumulated
                          Cost                   Depreciation         Net
                         --------               ---------------    ---------
At July 31, 2006
Office Fixtures and
 Equipment               $347,572                $340,164          $7,408

Depreciation of assets under capital leases charged to expense for the years ended July 31, 2006 and July 31, 2005 was $4,440 and $5,983 respectively.

Minimum future lease payments under capital leases are included as a component of long-term debt . Payments for each of the next three fiscal years and in the aggregate are:

2007                                                   $3,695
2008                                                    4,082
Thereafter                                                0
                                                      --------
Total Minimum Lease Payments                           $7,777
Less:  Amount Representing Interest                      (209)
                                                      --------
                                                       $7,568


Present Value of Net Minimum Lease Payments            $7,568
Less:  Current Portion                                 (3,486)
                                                      --------
LONG-TERM PORTION                                      $4,082
                                                      ========

Long-term debt at July 31, 2006 matures as follows:


          2007                             336,877
          2008                             131,354

                                          --------
        TOTAL                             $468,231
                                          ========

Debt

The 13% Convertible Note (in the original principal balance amount of $600,000) is partially secured by a security interest in certain deposits with the credit card processors of the Company (Note 6). As these deposits are released by the credit card processors they are sent to a custodial account controlled by this lender; the Company only has access to such funds with the permission of the lender.

The scheduled short term monthly principal payment due to the lender is $18,181 for 10 months. The scheduled long term portion of $127,272 is due to the lender in the following 10 months. At the discretion of the Company, this note can be repaid by cash or by the issuance of common stock.

The company has $115,000 original principal balance unsecured note to a private investor due 9/30/06. The company negotiated an extension of the note to 11/30/06.

[8] RELATED PARTY NOTES AND ACCOUNTS PAYABLE

Related party notes and accounts payable are as follows:

                                                         July 31, 2006
                                                         -------------
Unsecured standby credit facility
 (16%), at July 31, 2006                                   $144,622
                                                           --------
Total notes                                                $144,622
                                                           --------
Accrued interest on unsecured standby credit facility        29,193
                                                           --------
TOTAL NOTES AND ACCOUNTS PAYABLE - RELATED PARTIES         $173,815
                                                           ========

The $144,622 principal and $29,193 in interest are due on demand to Newmarket Investments, Plc, an entity which is associated with a former director of the Company.

[9] STOCKHOLDERS' DEFICIT

During the years ended July 31, 2005 and 2006 the following securities activity occurred:

COMMON STOCK AND WARRANTS

During the year ended July 31, 2005, we issued 20,497,573 shares of common stock. Included in this amount are 11,348,207 shares which were issued to redeem debt. We issued 3,000,000 shares of common stock pursuant to employment agreements and 2,157,700 shares as payment for services rendered. We also issued 3,991,666 shares in exchange for cash received in an equity funding transactions. We also issued warrants to purchase 2,666,667 shares of common stock in connection with the sale of a convertible term loan in the amount of $600,000. The value of these warrants was estimated using the Black-Scholes-Merton valuation model, and the valuation was computed as being $117,665. This amount was recorded as a discount on the debt and as a component of the interest expense on the issuance of the debenture.

During the year ended July 31, 2006, we issued 14,603,381 shares of common stock. Included in this debt are 2,333,331 shares issued in connection with employment agreements with key officers, 250,050 to redeem debt, 12,000,000 shares for payment of services rendered. We also issued 10,000,000 shares of warrants in connection with a services rendered contract. The value of these warrants was estimated using the Black-Scholes-Merton valuation model, and the valuation was computed as being $109,104. This amount was expensed off as a component of non-cash financing fees.

OPTIONS   At July 31, 2006 the company had no options outstanding, at July 31,
2005 the company had 1,810,000 options outstanding as part of a 3,000,000 share authorized employee stock option plan.

PREFERRED STOCK - The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 we designated and issued 462,222 series "A" preferred shares to redeem debt. These preferred shares can be converted on demand for 4,622,222 shares of common stock within a three year period. They also have preferential voting rights of 250 votes per each series A preferred stock as compared to one vote per share for common stock; there are no other preferences related to these shares.

CONVERTIBLE DEBENTURES - During the fiscal year ended July, 31 2006 the Company converted convertible debentures of $25,500 for 275,050 shares.
At July 31, 2006 the Company had a total of 9,969,900 shares underlying its outstanding convertible debentures.

OPTIONS AND WARRANTS AT JULY 31, 2006

     STOCK OPTIONS                                 Weighted-Average
                                         Shares    Exercise Price
                                        ---------  ----------------

Outstanding at July 31, 2004            3,484,987       $1.41
Granted                                         0           0
Exercised                                       0           0
Canceled                                1,674,987           0
                                        ---------       -----
Outstanding at July 31, 2005            1,810,000       $ .40
Granted                                         0           0
Exercised                                       0           0
Canceled                                1,810,000           0
                                        ---------       -----
OUTSTANDING AT JULY 31, 2006                    0       $ .00
                                        =========       =====

EXERCISABLE AT JULY 31, 2006                    0       $ .00
                                        =========       =====

The following table summarizes information about stock options at July 31, 2006:

           Weighted-Average Outstanding and Exercisable Stock Options

                     Remaining      Weighted-Average
Exercise Prices        Shares       Contractual Life     Exercise Price
---------------      ---------      ----------------     --------------
$0.01 - $.50               0            none              $0.00

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     WARRANTS                                       Weighted-Average
                                         Shares     Exercise Price
                                        ----------  ----------------
                                        ----------      -----
Outstanding at July 31, 2004             9,362,747      $ .53
Granted                                  2,137,778        .10
Exercised                               (        0)       .00
Canceled                                (2,930,858)       .71
                                        ----------      -----
Outstanding at July 31, 2005            8,569,667         .28
Granted                                10,000,000         .02
Exercised                              (        0)        .00
Canceled                               (2,483,734)        .36
OUTSTANDING AT JULY 31,2006            16,085,933      $  .08
                                        ----------      -----
EXERCISABLE AT JULY 31,2006            16,085,933      $  .08
                                        ----------      -----

The following table summarizes information about warrants at July 31, 2005:

             Weighted-Average Outstanding and Exercisable Warrants

                       Remaining      Weighted-Average   Weighted-Average
Exercise Prices        Warrants       Contractual Life    Exercise Price
---------------        ---------      ----------------   ----------------

$0.02 - $ .53          16,085,933           3 years             $0.08

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.

At July 31, 2006 the Company had a total of 9,969,900 shares underlying its convertible debentures and these shares are included in the fully diluted shares outstanding of 149,027,898.

PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the fiscal year ended July 31, 2006 reflects the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

No employee stock options were granted in the fiscal years ended July 31, 2006 or 2005 and no previously issued options vested during these periods.

[10] PROVISION FOR INCOME TAXES

At July 31, 2006, the Company had generated tax operating losses (assuming all operating loss carry-forwards will be available) that total approximately $15,800,000. Such loss carry-forwards will expire at various dates through 2026. At July 31, 2006, based on the amount of operating loss carry-forwards, the Company would have had a deferred tax asset of approximately $6,700,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of $6,700,000 has been established. This allowance includes an increase of $700,000 related to operations during the year ended July 31, 2006. Accordingly, no net deferred tax asset is reflected in these financial statements.

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

As part of a previous acquisition, the Company acquired net operating losses of approximately $10,640,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $240,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2006, the Company would have a deferred tax asset of approximately $82,000 from these acquired losses.

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

[11] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

[12] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES -

Minimum future lease payments under capital leases are included as a component of long-term debt (see Note 7).

OPERATING LEASES   At July 31, 2006, the Company has one operating lease for
office space that expires in January 2007. The lease grants an option for renewal for an additional three (3) years, which the company has exercised. The lease has a monthly payment obligation of $13,494 increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2006 are as follows:

     Year ending                                   Operating
      July 31,                                       Leases
     --------------                                ------------
       2007                                           163,858
       2008                                           168,716
     Thereafter                                           -0-
                                                  -------------
Total                                                $332,574
                                                     ========

Rent expense for the years ended July 31, 2006 and July 31, 200 was $151,961 and $143,254, respectively, and was charged to operations.

[13] LEGAL MATTERS

   The Company owns a patent (U.S. Patent # 6,260,019   Web-based Prediction
Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors. The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (GPCI) to license and defend the Company's patent. In August of 2006 the company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages on the unauthorized use of the company's proprietary technology.

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

[15] SUBSEQUENT EVENT

 In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged 502,000,000 shares of Common Stock in the event of default. CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default.