Form 10QSB
period 2006-10-31
Winning Edge International, Inc.
filed 2006-12-15
CIK 924396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2006

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

                       Commission File Number 000-24520

                        Winning Edge International, Inc..
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                               04-3021770
-------------------------------      ---------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

               5052 S. Jones Boulevard, Las Vegas, Nevada 89118
               ------------------------------------------------
                   (Address of principal executive offices)

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

As of October 31, 2006 the Company had 123,396,450 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]

                     Winning Edge International, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION .................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at October 31, 2006
        (Unaudited) .............................................    3

        Consolidated Statements of Operations for the three
        months ended October 31, 2006 and 2005(Unaudited)......      4

        Consolidated Statements of Cash Flows for the
        three months ended October 31, 2006 and 2005
        (Unaudited) ............................................     5

        Notes to Financial Statements (Unaudited)...............     7

     Item 2. Management's Discussion and Analysis or Plan
     of Operation ..............................................    10

     Item 3. Controls and Procedures ...........................    15

Part II - OTHER INFORMATION ....................................    16

     Item 1. Legal Proceedings .................................    16

     Item 2. Change in Securities and Use of Proceeds ..........    16

     Item 3. Defaults Upon Senior Securities ...................    16

     Item 4. Submission of Matters to a Vote of Securities
     Holders ...................................................    16

     Item 5. Other Information .................................    16

     Item 6. Exhibits and Reports on Form 8-K ..................    16

SIGNATURES .....................................................    17

PART 1:     FINANCIAL INFORMATION
Item 1.     CONSOLIDATED Financial Statements
                      WINNING EDGE INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                            October  31, 2006
ASSETS
Current assets:
     Cash                                                  $
     Accounts receivable                                            579,925
     Prepaid expense                                                318,058
     Deferred financial fees                                         10,334
     Deposits                                                       200,925
                                                           ----------------
        Total current assets                                      1,109,242
                                                           ----------------
Property and equipment (net)                                         47,946
Equipment held under capital leases (net)                             6,078
Deposits and other assets                                            94,332
                                                           ----------------
     Total assets                                          $      1,257,598
                                                           ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt, less unamortized
    discount of $ 29,416                                   $        962,460
  Cash overdrafts                                                    45,430
  Notes payable   related parties                                   144,622
  Deferred revenue                                                1,118,739
  Accounts payable                                                  544,913
                                                           ----------------
Total current liabilities                                         2,816,164
                                                           ----------------
Long term debt, less unamortized discount of $9,805                  66,104
                                                           ----------------
Total liabilities                                          $      2,882,268
                                                           ----------------
Stockholders' deficit:
Preferred stock - $0.0001 par value;
  5,000,000 shares authorized;462,222 shares issued
   and outstanding                                                      462
Common stock - $0.0001 par value; 750,000,000 shares
  authorized; 123,396,450 issued and outstanding                     12,340
Additional paid in capital                                       27,737,631
Accumulated deficit                                             (29,375,103)
                                                           ----------------
Total stockholders' deficit                                      (1,624,670)
                                                           ----------------
Total liabilities and stockholders' deficit                $      1,257,598
                                                           ================


The accompanying notes are an integral part of the consolidated financial statements.

                       WINNING EDGE INTERNATIONAL, INC.
                 CONSOLIDATED Financial Statements of operations
                                (Unaudited)
                                                         Three Months ended
                                                             October  31
                                                     -------------------------
                                                         2006           2005
                                                      -----------  ----------

Net revenue - services                                $1,627,826   $1,429,509
Revenues - advertising                                   353,486      347,250
                                                     -----------  ------------
     Total revenues                                    1,981,312    1,776,759
                                                     -----------  ------------
Handicapping fees                                         84,667       47,642
Handicapping fees   related party                        123,192      156,469
Advertising expense                                      921,380      764,982
Commissions                                              678,519      720,054
Salaries and wages                                       320,111      308,123
Professional fees                                        111,349       39,467
General and administrative                               353,647      331,675
Depreciation expense                                      11,989       12,335
                                                     -----------  ------------
     Total operating expense                           2,604,854    2,380,747
                                                     -----------  ------------
     Operating (loss)                                   (623,542)    (603,988)
                                                     -----------  ------------
Settlement income                                                    179,200
Interest (expense), including amortization
  of debt discount                                       (39,110)     (25,576)
Other non-cash cost of financing - related parties                    (6,667)
Interest (expense)   related parties                      (5,816)      (5,817)
                                                     -----------  ------------
     Net (loss)                                         (668,468)    (462,848)
                                                     ============ ============
Basic and diluted (loss) per share of common stock       $ (0.01)   $   (0.01)
                                                     ============ ============

Basic weighted shares of common stock outstanding    121,857,988  103,788,069
                                                     =========== ============

The accompanying notes are an integral part of the consolidate financial statements.

                      WINNING EDGE INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                        Three Months ended
                                                           October  31,
                                                       -----------------------
                                                        2006             2005
                                                      ------------  ----------
Cash flows - operating activities:
     Net (loss)                                      $  (668,468)  $ (462,848)
     Adjustments to reconcile net (loss)
      to net cash used in operations:
       Depreciation                                       11,989       12,335
       Amortization of prepaid expense-related parties                 6,667
       Interest expense   amortization of debt discount    9,805       10,197
       Decrease (increase) in:
         Accounts receivable                            (431,994)     (44,808)
         Prepaid expenses                               (225,458)     (88,467)
         Other assets                                     52,546       36,354
         Deposits                                        (15,079)       6,465
         Deferred financing fees                           2,583        2,583
     Increase (decrease) in:
         Deferred revenue                                133,287      260,750
         Accounts payable                                199,957       18,184
Accounts payable   related parties                         5,816       11,500
                                                        ----------  ----------
     Total adjustments                                  (256,548)     231,760
                                                        ----------  ----------
Total cash (used in) operating activities               (925,016)    (231,088)
                                                        ----------  ----------
Cash flows - investing activities:
     Purchase of fixed assets                            (25,717)      (5,576)
                                                        ----------  ----------
     Total cash (used in) investing activities           (25,717)      (5,576)
Cash flows - financing activities:
Cash overdrafts                                           45,430        4,357
Proceeds from issuance of notes payable                  655,000
   Payments on long-term debt and lease obligations      (55,445)     (39,963)
   Proceeds from the exercise of warrants                100,000           --
                                                        ----------  ----------
Total cash provided by (used in) financing activities    744,985      (35,606)
                                                        ----------  ----------
Net (decrease) in cash                                  (205,748)    (272,470)
                                                        ----------  ----------
Cash - beginning of the periods                          205,748      272,470
                                                        ----------  ----------
Cash - end of the periods                               $      0    $       0
                                                        ----------  ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three months ended October 31, 2006 and 2005, the Company paid $0 for taxes and $29,870 for interest and $0 for taxes and $24,035 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs.
The accompanying notes are an integral part of the consolidated financial statements.

               WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - Organization and Operations

     Winning Edge International, Inc., and subsidiaries, (the "Company") is headquartered in Las Vegas, Nevada. The Company primarily develops, produces and markets sports handicapping analysis and information via television, radio and the Internet.

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


NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2006. The results of the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year ending July 31, 2007.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global SportsEDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. For the three months ended October 31, 2006 and 2005, the number of common stock equivalents excluded from the calculation was 25,678,053 and 20,511,393 respectively.

               WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 2 - Basis of Presentation (cont.)

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

     Settlement Income - During the three months ended October 31, 2005, the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement, amounts payable by the Company totaling $129,200 were forgiven and the Company was granted future services valued at $50,000. The Company recorded settlement income of $179,200 related to this matter during the prior period. All services were used prior to October 31, 2006.

     Short Term Loan - In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and matures on June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged 502,000,000 shares of common stock in the event of default. Wayne Ally Root, the CEO of the Company, also personally pledged 462,222 shares of preferred stock in the event of default.

     Convertible Debenture - The Company has a convertible debenture outstanding as of October 31, 2006 totaling approximately $291,000. Such debt is to be repaid at the rate of approximately $20,000 in principal per month, plus interest. At the discretion of the Company, this note can be repaid in cash or by the issuance of common stock. The Company has recorded this convertible debenture, net of the associated discount, as a component of long-term debt on the balance sheet.

     Preferred Stock - At October 31, 2006 the Company had 462,222 shares of preferred stock outstanding.

     Common Stock - During the three month period ended October 31, 2006 the Company issued 5,000,000 shares upon the exercise of previously issued warrants.

     Operating Costs and Expenses - Handicappers' fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

               WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 3 - Going Concern
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $668,468 for the three months ended October 31, 2006 and has an accumulated deficit of $29,375,103 at October 31, 2006. The Company believes that it will need additional financing and cash to fund projected operating cash flow deficiencies and for expansion. These operating losses and operational requirements, as well as the uncertain sources of financing, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company will continue to seek additional infusions of capital from accredited investors and institutional lenders until the Company is operationally profitable. Additionally, the Company believes its brand names, database and the value of the viewers of its media properties are significantly underutilized. Consequently, the Company is actively pursuing joint venture opportunities including the possibility of being strategically acquired with the goal of fully realizing the value of those assets.

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

        The Company owns a patent (U.S. Patent # 6,260,019   Web-based
Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed upon by many of its competitors. The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (GPCI) to license and defend the Company's patent. In August of 2006 the Company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages for the unauthorized use of the company's proprietary technology.

     Capital Lease - The Company has entered into a capital lease related to a piece of office equipment. The capital lease is in the principal amount of $9,900 and is scheduled to last for two more years.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended October 31, 2006 and 2005 at its statutory rates due to current operating losses and unused net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated Balance Sheet as of October 31, 2006 and the unaudited consolidated Statements of Operations and Cash Flows for the three months ended October 31, 2006 and 2005, and the related notes thereto, as well as the audited financial statements of the Company included in the Company's annual report on Form 10-KSB for the year ended July 31, 2006 filed with the Securities and Exchange Commission on November 14, 2006. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

     Service revenues are generated by selling the handicapping advice and analysis of our professional handicappers. Services revenue is generated from respondents to our various media promotions including those promoted on our weekly 30-minute television program called "Wayne Allyn Root's WinningEDGE". This lively, 30-minute, professionally produced television show is broadcast nationally for 13 consecutive Saturday mornings during the football season, which is generally from September through early December. During the 2006-2007 NFL season, WinningEDGE airs nationwide on the Discovery Channel, reaching an approximate viewing audience of 90 million potential viewers at what the Company considers a "prime", 8:30 am est/pst pre-game time spot. The show stars and showcases our team of professional handicappers. Our hour-long radio show, also called "Wayne Allyn Root's WinningEDGE ," stars the same cast of handicappers as the television show. The radio show airs on a number of stations in local markets across the country. Like the television show, the radio program provides analysis of upcoming games and promotes the various handicappers' services.

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

     Total revenues for the three months ended October 31, 2006 were $1,981,312 compared to total revenues for the three months ended October 31, 2005 which were $1,776,759. This 11% increase is due to a combination of improved utilization of our database, upgrades in our sales training and management and improved protection of our valuable lead sources. In addition to the $1,981,312 of total revenues, the Company has an additional $1,118,739 of deferred revenues from sales and advertising contracts entered into through October 31, 2006. These amounts cannot be recognized as operating revenues by that date, as the underlying service had not yet been performed. As an example, if a $4,000 sale was made on October 1 for the remainder of the football season, a total of $1,000 would be recorded per month as operating revenues, which is a straight-line basis of amortization of the revenues over the remaining period for which services will be provided; The revenues for such a sale would be recorded so that $1,000 is recorded as operating revenues and $3,000 would be deferred, even if all of the related payments had been received. Note, however, that all commission expense, handicapping fees, and advertising expense associated with that sale would be recorded and recognized in the quarter incurred. Most of the revenue deferred in the first quarter of the fiscal year will be recognized as operating revenue during the second fiscal quarter.

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

     One thing is important to note: Most of the deferred revenue from the first fiscal quarter will be recorded as operating revenue for the second fiscal quarter ending January 31, 2007. Since essentially all the costs associated with generating this deferred revenue were recognized as expense in the quarter ended October 31, 2006, this higher deferred revenue can be expected to make a substantial contribution toward operating revenue and operating profitability for the second fiscal quarter ending January 31, 2007.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, two areas of particular significance are identified. One of theses areas is the deferral estimate applied to revenues and the other area is the pricing of options and warrants issued by the Company. In addition, please refer to Note 2 to the accompanying unaudited consolidated financial statements and the Form 10K-SB for the year ended July 31, 2006, for further discussion of our accounting policies.

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

     In the past two years, we have issued substantial amounts of warrants and options to purchase common stock in connection with financing activities and as payment for services and other items. We record the cost attributable to those issuances on the basis of the Black-Scholes Merton option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2006 TO THE THREE MONTHS ENDED OCTOBER 31, 2005

     REVENUES. Net service revenues from sports handicapping services (after charge-backs and changes in deferred revenue) increased to $1,627,826 for the three months ended October 31, 2006 compared to $1,429,509 for the same period in 2005, an increase of 14%. This increase was primarily the result of improved utilization of our database and lead sources along with improved training and management of our account representatives. Advertising revenue increased to $353,486 for the three months ended October 31, 2006 compared to $347,250 for the same period in 2005, an increase of under 2%. This increase is due to the addition of new sponsors for our media properties.

     OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $2,604,854 for the three months ended October 31, 2006 compared to $2,380,747 for the same period in 2005, an increase of 9%. A detailed breakdown of those costs and expenses follows:

     Handicapping fees increased to $207,859 for the three months ended October 31, 2006 compared to $204,111 for the same period in 2005, an increase of 1%. These fees are based upon a percentage of sales, a portion of which are recorded as deferred revenue. The total amount of handicapping fees are consistent with the contractual rates of our handicapping agreements and are based upon a percentage of sales. These handicapping fees include amounts paid on sales that are being recorded as deferred revenue.


     Advertising expenses, including production costs, increased to $921,380 for the three months ended October 31, 2006 compared to $764,982 for the same period in 2005. This 20% increase is due to a combination of increased television costs to broadcast on a larger audience network and additional radio broadcasting in larger markets. This additional cost was incurred to increase the viewer response resulting in increased sales and a larger database inventory.

     Commission expense decreased to $678,519 for the three months ended October 31, 2006 compared to $720,054 for the same period in 2005, a decrease of 6%. As with handicapping fees, commissions are based upon a percentage of sales including those that are recorded as deferred revenues. The total commission expense for the quarter is consistent with the total of sales recorded for the quarter including those deferred revenues. The decrease is due to a repositioning of personnel from sales.

     Salaries and wages increased to $320,111 for the three months ended October 31, 2006 compared to $308,123 for the same period in 2005, an increase of 4%. This is primarily the result of an increase in the cost of benefits.

     Professional fees increased to $111,349 for the three months ended October 31, 2006 compared to $39,467 for the same period in 2005, a 182% increase. The increase is primarily due to costs associated with registration expenses and increased legal, consulting, and accounting expenses.

     General and administrative expenses increased to $353,647 for the three months ended October 31, 2006 compared to $331,675 for the same period in 2005, an increase of 7%. This increase is primarily a result of a percentage increase in credit card processing fees due to higher sales volume, including sales that are reported as deferred revenues.

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

SUMMARY OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006

     Cash decreased $205,748 during the three months ended October, 2006. The decrease was primarily a reflection of the operating loss of $668,468.

OPERATING ACTIVITIES

     Net cash used in operating activities increased from $231,088 in the three months ended October, 2005 to $925,016 in the three months ended October 31, 2006. The primary reason was the increase in the net loss from $462,848 in the three months ended October 31, 2005 to $668,468 in the three months ended October 31, 2006 and an increase in accounts receivable and prepaid expenses.

INVESTING ACTIVITIES

     Net cash used in investing activities increased from $5,576 during the three months ended October 31, 2005 to $25,717 during the three months ended October 31, 2006 because a greater number of assets were purchased in the most recent three months.

FINANCING ACTIVITIES

Financing activities used net cash of $35,606 during the three months ended October 31, 2005 and provided net cash of $744,985 during the three months ended October 31, 2006, a net increase of $780,591. Included in the amount for the three months ended October 31, 2006, $655,000 was received on the issuance of notes payable and $100,000 was received on the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit as of October 31, 2006 was $1,706,922. Of the October 31, 2006 amount, approximately $1,118,739 in deferred revenues represents revenues from sales which will not be recognized until after October 31, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2006.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 24, 2006, shareholders holding 56.51% of the voting power of the Company, voted in favor of the following items: 1) an increase in the authorized shares from 150 million to 750 million, 2) adopting a 25,000,000 share stock incentive plan for employees and consultants, 3) changing the name of the Company from GWIN, Inc. to Winning Edge International, Inc. the effective date for these changes was September 19, 2006. Only shareholders of record on August 10, 2006, were entitled to vote. The vote was through a consent of shareholders holding in excess of 50% of the voting power of the Company as permitted under the laws of the state of Delaware.

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

                                       GWIN, Inc.
                                      (Registrant)


Dated: December 11, 2006              By:/s/ Jeffrey Johnson
                                         Jeffrey Johnson
                                         Chief Financial Officer


Dated: December 11, 2006              By:/s/ Wayne Allyn Root
                                         Wayne Allyn Root
                                         Chairman and Chief Executive
                                         Office