Form 10QSB
period 2007-01-31
Winning Edge International, Inc.
filed 2007-03-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2007

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13

          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

                       Commission File Number 000-24520

Winning Edge International, Inc.

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

As of January 31, 2007 the Company had 124,896,450 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Winning Edge International, INC.

INDEX TO FORM 10-QSB

                                                                     Page

Part I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheet at January 31, 2007

         (Unaudited) ...............................................    3

         Consolidated Statements of Operations for the three

         and six month periods ended January 31, 2007 and 2006

         (Unaudited) ...............................................    4

         Consolidated Statements of Cash Flows for the six month

         periods ended January 31, 2007 and 2006 (Unaudited) .......    5

         Notes to Financial Statements (Unaudited)................    6-9

         Item 2. Management's Discussion and Analysis or Plan of

                 Operation ........................................ 10-13

         Item 3. Controls and Procedures ..........................    14

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings ...............................    14

         Item 2.  Change in Securities and Use of Proceeds ........    14

         Item 3.  Defaults Upon Senior Securities .................    14

         Item 4.  Submission of Matters to a Vote of Securities

PART 1: FINANCIAL INFORMATION

 ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

Winning Edge International, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEET (Unaudited)
January 31, 2007

ASSETS

Current assets:
Cash	$ 99,018
Accounts receivable	344,604
Prepaid Expense	51,000
Deferred financing fees	7,751
Deposits	358,554
Total current assets	860,927

Property and equipment (net)	39,101
Equipment held under capital leases (net)	5,151
Deposits and other assets	37,787
Total assets	$942,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term convertible debt, less unamortized discount of $ 27,163	$ 252,224
Debt	655,000
Accounts payable – related parties	160,640
Notes payable – related parties	40,826
Deferred revenue	767,008
Accounts payable	307,768
Total current liabilities	2,183,466

Long term convertible debt, less unamortized discount of $2,263	18,201
Total liabilities	2,201,667
Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	462
Common stock - $0.0001 par value; 750,000,000 shares authorized; 124,896,450 issued and outstanding	12,490
Additional paid in capital	27,793,401
Accumulated deficit	(29,065,054)
Total stockholders’ deficit	(1,258,701)
Total liabilities and stockholders’ deficit	$ 942,966

The accompanying notes are an integral part of the unaudited financial statements.

WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006

Net revenue - services	$ 2,393,580	$ 2,488,330	$ 4,021,407	$ 3,917,839
Revenues - advertising	271,160	243,750	624,645	591,000
Total revenue	2,664,740	2,732,080	4,646,052	4,508,839

Handicapping fees	74,998	45,404	159,665	93,046
Handicapping fees – related party	145,035	106,782	268,227	263,251
Advertising expense	480,856	464,747	1,402,236	1,229,729
Commissions	787,345	661,745	1,465,864	1,381,799
Salaries and wages	302,639	358,669	622,751	666,794
Professional fees	57,570	37,435	168,919	76,902
General and administrative	425,785	407,111	779,432	738,786
Depreciation expense	12,249	12,269	24,238	24,604
Total operating expense	2,286,477	2,094,162	4,891,332	4,474,911
Operating income (loss)	378,263	637,918	(245,280)	33,928

Settlement income	--	--	--	179,200
Interest (expense), including amortization of debt discount	(52,397)	(23,484)	(91,507)	(49,059)
Other non-cash cost of financing	(10,000)	--	(10,000)	(6,667)
Interest (expense) – related parties	(5,817)	(5,817)	(11,633)	(11,633)
Net income (loss)	$ 310,049	$ 608,617	$ (358,420)	$ 145,769

Basic and diluted income (loss) per share of common stock	$ 0.01	$ 0.01	$ (0.01)	$ 0.00
Basic weighted shares of common stock outstanding	124,632,714	105,231,168	123,217,879	104,517,627

The accompanying notes are an integral part of the unaudited financial statements.

Winning Edge International, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months ended January 31,
	2007	2006
Cash flows - operating activities:
Net income (loss)	$ (358,420)	$ 145,769
Adjustments to reconcile net income (loss) to net cash (used in) operations:
Depreciation	24,239	24,603
Services and settlements paid with options	25,920	(179,200)
Services and settlements paid with common stock and warrants	30,000	58,333
Amortization of prepaid expense-related parties	---	6,667
Interest expense – issuance of common stock	--	--
Interest expense – amortization of debt discount	19,611	22,200
Decrease (increase) in:
Accounts receivable	(196,673)	94,459
Prepaid expenses	44,183	39,033
Other assets	109,091	97,317
Deposits	(172,708)	56,151
Deferred financing fees	2,583	5,167
Increase (decrease) in:
Deferred revenue	(218,444)	(612,000)
Accounts payable	(2,177)	92,800
Accounts Payable – related parties	27,651	(10,049)
Total adjustments	(306,724)	(304,519)
Total cash (used in) operating activities	(665,144)	(158,750)

Cash flows - investing activities:

Purchase of property and equipment	(28,195)	(15,676)
Total cash used in investing activities	(28,195)	(15,676)

Cash flows - financing activities:
Proceeds from issuance of notes payable	655,000	--
Proceeds from the exercise of warrants	100,000	--
Payments on long-term debt and lease obligations	(168,391)	(87,851)
Total cash (used in) provided by financing activities	586,609	(87,851)

Net (decrease) in cash	(106,730)	(262,277)
Cash - beginning of the periods	205,748	272,470
Cash – end of the periods	$99,018	$10,193

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended January 31, 2007 and 2006, the Company paid $0 for taxes and $72,546 for interest and $0 for taxes and $34,692 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs.

The accompanying notes are an integral part of the unaudited financial statement.

Winning Edge International, Inc. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Organization and Operations

     Winning Edge International, Inc. (the "Company") is headquartered in Las Vegas, Nevada.  The Company develops, produces and markets sports handicapping analysis and information.  It also develops and produces television, radio, and Internet programming for entertainment and for marketing its handicapping analysis and information products.

     The Company is engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping information with a smaller amount related to baseball handicapping.  Due to this seasonality, quarterly results may vary materially between the football, basketball, and baseball seasons, with sales higher in the first and the second quarter of the Company's fiscal year, and lower sales during the remainder of the year.  The Company also spends the majority of its advertising and promotional budgets during the first and second quarters with only minimal advertising and promotional expenditures during the remainder of the year.

     In addition to revenues from the sales of handicapping analysis, information, and advice, the Company also generates revenues from the sale of advertising on its television, radio, and Internet properties as well as from the lease of its databases of customers and potential customers.

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 KSB for the year ended July 31, 2006. The results of the three and six month periods ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year ending July 31, 2007.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive.  For the six months ended January 31, 2007 and 2006, the number of common stock equivalents excluded from the calculation was 27,178,053 and 18,102,659, respectively, as they would be anti-dilutive.

Winning Edge International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - Basis of Presentation (continued)

Revenue Recognition -

     Handicapping Service Agreements - Service and advertising contracts vary in length from a single sporting event to entire seasons. Revenue from handicapping service agreements is recognized ratably as services are rendered, in proportion to the total services to be provided under the term of the agreements.  At January 31, 2007 the Company had received approximately $572,000 for handicapping services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet and will be recorded as revenue in the quarter the services are provided.

     Settlement Income - During the six months ended January 31, 2006 the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement agreement, amounts payable by the Company totaling $129,000 were forgiven and the Company received  services valued at $50,000. The Company recorded settlement income of $179,200 related to this matter.  At January 31, 2006, all of the services were used.  The vendor was not affiliated with the Company or any of its officers and directors.

     Advertising Agreements - Revenue from advertising agreements is recognized over the terms of the agreements based on individual broadcasting of the advertising in proportion to the total broadcasts during the terms of the agreements.  At January 31, 2007 the Company had received $195,000 in payments for advertising services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet

     Operating Expenses - Handicapping fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debt - For the six month period ended January 31, 2007 the Company issued no new convertible debt.  The Company has a convertible debenture, originally in the amount of $600,000. The outstanding balance as of January 31, 2007, is approximately $250,000. The principal of the debt is to be repaid at the rate of $18,200 per month plus monthly interest. The note matures in October of 2007. At the discretion of the Company this note may be repaid in cash or through the issuance of common stock. Additionally, the Company has deposits with credit card processors and in a custodial account that are currently being pledged as security for this debt.  Amounts in these accounts which secure the long term portion of debt payments were recorded as long term deposits.

     Debt - At January 31, 2007, short-term term debt included $655,000 due in June of 2007. The Company has deposits with credit card processors and in a custodial account that are currently being pledged as security for this debt.

Winning Edge International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - Basis of Presentation (continued)

     Preferred Stock - The Company has 462,222 shares of preferred stock issued and outstanding at January 31, 2007.

     Common Stock - During the three month period ended January 31, 2007 the Company issued 1,500,000 shares of common stock which was valued at the quoted price on the date of issuance.  Of these shares, 1,000,000 were issued as payment for investor services and 500,000 shares were issued as part of a short term loan restructure.

     Options- During the three month period ended January 31, 2007 the company issued 1,500,000 shares of options with a strike price of $0.02 and a three year expiration date to the three outside directors of the company for serving on the Board of directors.

     Warrants - The Company did not issue any warrants during the three month period ended January 31, 2007.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company has a working capital deficit of approximately $1,300,000 and an accumulated deficit of approximately $29,100,000 at January 31, 2007.  Historical operating losses, as well as uncertainty related to sources of financing, create substantial doubt about the Company's ability to continue as a going concern.  Management plans to generate sufficient cash to support operations by raising additional financing by selling shares of our common stock through private offerings to accredited investors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - Commitments

       Legal Matters - In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.

        The Company owns a patent (U.S. Patent # 6,260,019 – Web-based Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors.  The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (GPCI) to license and defend the Company’s patent. In August of 2006 the company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages on the unauthorized use of the company’s proprietary technology.

Winning Edge International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the periods ended January 31, 2007 at its statutory rates due to the utilization of net operating loss carry-forwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

     We provide sports handicapping information and analysis to sports fans through direct marketing channels such as television, radio, the Internet, and print media.  The handicapping information that we currently provide includes commentary, analysis and selections from leading sports handicappers for professional and college football, professional and college basketball, and professional baseball.  We also generate revenues from the sale of advertising on our various television, radio, Internet and print properties and from the leasing of our databases of customers and potential customers.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated Balance Sheet as of January 31, 2007, the unaudited consolidated Statements of Operations for the three and six month periods ended January 31, 2007 and 2006, the unaudited consolidated Statements of Cash Flows for the six month periods ended January 31, 2007 and 2006, and the related notes thereto, as well as the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10 KSB for the year ended July 31, 2006, filed with the Securities and Exchange Commission on November 14 , 2006. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

     The Company cautions readers that important facts and factors described in the Management's Discussion and Analysis or Plan of Operations and elsewhere in this document, as well as facts and factors that are not discussed in this document, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during 2007 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

     One of the attractive aspects of our business is that we generate revenues from multiple sources.  The two major sources are "Services Revenue," and "Advertising Revenue."

     Services revenue is generated by selling the handicapping advice and analysis of our professional handicappers. These handicappers include the Company’s CEO Wayne Allyn Root, winner of numerous sports handicapping championships, author of several books, and a frequent media guest on nationally televised news and talk shows; Coach Ron Meyer, former head coach of SMU, and the NFL's Indianapolis Colts and New England Patriots; Al McMordie, winner of over 30 sports handicapping contests; and Chip Chirimbes, past winner of the Hilton basketball handicapping championship. Services revenue is generated from respondents to our various media promotions including those promoted on our weekly 30 minute television program called "Wayne Allyn Root's WinningEDGE[TM]," which was broadcast during the 2006 football season nationally over The Discovery Channel transponder. We also produce an hour long radio program called The WinningEDGE[TM] that airs on selected radio stations nationwide. In addition to The WinningEDGE[TM] television and radio programs, during the football season we advertise our services on radio in various markets, in selected print media, and a multi-issue Sports Schedule that is mailed to a select database list. During a football week we will receive several thousand phone calls in response to our offers.  These calls are returned by our team of sports account representatives in our office in Las Vegas.  Each account representative offers the caller a variety of handicapping packages provided by our handicappers.  Our handicapping services are also offered and sold on our web sites, www.WinningEDGE.com, and www.ewinners.com.  The web sites provide free odds, scores, schedules, injury and weather reports and free picks from our professional handicappers, as well as the opportunity for visitors to purchase a broad selection of picks and services offered through the sites.

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

ACQUISITION

On March 6, 2007, the Company entered into an Agreement and Plan of Merger with ProGames Network, Inc. (the “Agreement”).  Pursuant to the Agreement, ProGames Acquisition Corp., which is a wholly owned subsidiary of the Company, will be merging with ProGames Network, Inc. with ProGames Network, Inc. being the surviving corporation (the “Acquisition”).  Upon completion of the Acquisition, ProGames Network, Inc. will be a wholly owned subsidiary of the Company.  As part of the Acquisition, the Company will be issuing shares of its common stock, par value $0.0001 per share, to the shareholders of ProGames Network, Inc.

As a condition of the Acquisition, the Company will complete a 1 for 30 reverse split of its issued and outstanding shares of common stock reducing the issued and outstanding shares of common stock from 124,896,450 to 4,161,662.  Upon closing of the merger, the Company will issue an aggregate of 34,129,823 post reverse split shares of common stock to the shareholders of ProGames Network, Inc.  After the merger, shareholders of ProGames Network, Inc. will own more than 85% of the issued and outstanding common stock of Winning Edge.

The Acquisition is subject to closing conditions including restructuring the Company’s current debt, issuance of Series B Preferred Stock to the Company’s Shareholders, and the completion of $2,200,000 in financing.  The majority shareholders of both the Company and ProGames have approved the merger agreement and subject to the closing conditions set forth in the Agreement, consented to the transaction.  If the parties are unable to close the Agreement by May 18, 2006, either party may terminate the Agreement.  The Agreement may also be terminated by consent of either party with a $250,000 liquidating damage payment to the non-terminating party.

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

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2007 TO THE SIX MONTHS ENDED JANUARY 31, 2006

REVENUES.  Total revenue for the six months ended January 31, 2007 increased, to $4,646,052 compared to $4,508,839 for the same period in 2006.  Revenues from advertising increased to $624,645 for the six months ended January 31, 2007 compared to $591,000 for the same period in 2006. Net services revenue from sports handicapping services (after deferred revenue adjustments) increased to $4,021,407 for the six months ended January 31, 2007 compared to $3,917,839 for the same period in 2006.

OPERATING EXPENSE.  Total operating expense was $4,891,332 for the six months ended January 31, 2007 compared to $4,474,911 for the same period in 2006. The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

OPERATING RESULTS. For the six months ended January 31, 2007 the Company had operating loss of $245,280 compared to income of $33,928 for the same period in 2006.  This loss was incurred primarily due to an increase in expenditures during the period for Investor Relations of approximately $150,000 and an increase in Professional Fees of approximately $90,000 due to required 14-C and S-8 filings.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2007 TO THREE MONTHS ENDED JANUARY 31, 2006

REVENUES.  Total revenues decreased to $2,664,740 for the three months ended January 31, 2007 compared to $2,732,080 for the same period in 2006. Services revenue decreased to $2,393,580 for the three month period ended January 31, 2007 compared to $2,488,330 for the same period in 2006.  Advertising revenue increased to $271,160 for the three months ended January 31, 2007 compared to $243,750 for the same period in 2006.

OPERATING EXPENSE. Total operating expense was $2,286,477 for the three months ended January 31, 2007 compared to $2,094,162 for the same period in 2006.  Advertising expense increased to $480,856 for the three months ended January 31, 2007 compared to $464,747 for the same period in 2006.  Commissions increased to $787,345 for the three months ended January 31, 2007 compared to $661,745 in 2006. These Commissions were in line with expectations based upon the total sales for the three months (part of which were recorded as Deferred Revenue).  Salaries and wages decreased to $302,639 for the three months ended January 31, 2007 compared to $358,669 for the same period in 2006.

Professional fees increased to $57,570 for the three months ended January 31, 2007 compared to $37,435 for the same period in 2006.  General and administrative expenses increased to $425,785 for the three months ended January 31, 2007 compared to $407,111 for the same period in 2006.The increases is attributable to increased legal expenses relating filings and an increase in the costs of credit card processing.

OPERATING RESULTS.  The Company recorded operating income of $378,263 for the three months ended January 31, 2007 compared to operating income of $637,918 for the same period in 2006.  This decrease is primarily due to the commission and other expenses associated with an increase in Deferred Revenue during the three months.

Our business is highly seasonal because the demand for handicapping analysis for football and basketball is substantially higher than for other sports for which we provide our services.  As a result, the majority of our sales occur in the first and second quarters of the fiscal year.  Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the third and fourth quarters of the fiscal year, and higher net sales in the first and second quarters of the fiscal year. We expect this seasonality to continue for the foreseeable future.  If we are ultimately successful in pursuing our strategy to expand our handicapping services to cover other sports that are popular internationally, such as soccer and cricket, we may reduce the seasonality of our business. However, there can be no assurance that future seasonal fluctuations will not adversely affect the business or results of operations.

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2007

Our cash decreased $106,730 during the six months ended January, 2007.  The decrease was primarily a result of the decrease in deferred revenue of $218,444, payments on long-term debt and lease obligations of $168,391, and an increase in deposits of $273,786.

OPERATING ACTIVITIES

Net cash used in operating activities increased from $158,750 in the six months ended January, 2006 to $665,144 in the six months ended January 31, 2007.  The primary reason was the change from a net income of $145,769 in the six months ended January 31, 2006 to net loss of $358,420 in the six months ended January 31, 2007.

INVESTING ACTIVITIES

Net cash used in investing activities increased from $15,676 during the six months ended January 31, 2006 to $28,195 during the six months ended January 31, 2007.  Assets purchased remained low due to our previous investments in technology and infrastructure.

FINANCING ACTIVITIES

Net cash provided by financing activities increased from $87,851 during the six months ended January 31, 2006 to $616,609 during the six months ended January 31, 2007.  Included in the amount for the six months ended January 31, 2006, was $655,000 received on the issuance of debt and $100,000 received from issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of January 31, 2007, was $1,322,539.  Of the January 31, 2007 amount, approximately $767,008 represents revenues from sales which will not be recognized until after January 31, 2007. The Company has a severe cash flow shortage and does not have the cash to repay the short term debt.  The Company is actively looking for a additional infusion of capital and other business opportunities to expand revenues. There is no assurance that the Company can raise additional funding or find additional business opportunities.  The Company has tried unsuccessfully over the last several months to raise additional debt or equity financing.

In an effort to expand operations and hopefully obtain additional financing, the Company entered into the Agreement with Progames Network.  The Company is hopeful the Agreement with Progames will not only generating new business but also result in additional capital.  Conditions of the closing of the Agreement require a capital infusion of an additional $2,200,000 and debt restructing.  If the Agreement with Progames is not closed, the Company will have to seek alternatives to raise capital.  If the Company is unsuccessful in obtaining additional capital by June 2007, when notes become due, we may be forced out of business or have our creditors take the bulk of our assets which would effectively put us out of business.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company owns a patent (U.S. Patent # 6,260,019 – Web-based Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors.  The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (GPCI) to license and defend the Company’s patent. In August of 2006 the company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages on the unauthorized use of the company’s proprietary technology.

Additionally, the company use a collection attorney to collect outstanding balances that have been charged back on credit cards.  These collection efforts are ongoing as we receive a number of chargebacks or claims by our customers for their money back.  We maintain balances with our credit card companies to cover potential chargebacks and claims.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued 1.5 million common shares to two individuals in the quarter ending January 31, 2007. One million shares were issued as part of a loan renewal and 500,000 shares were issued as part of a consulting contract.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

 ITEM 6.  EXHIBITS.

     (a) Exhibits.

         Exhibit No.

Description

Location

10.1

Agreement and Plan of Merger by and Among Winning Edge International, Inc.,

**

ProGames Acquisition Corp. and ProGames Network, Inc.

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes

This

Oxley Act of 2002 -filed herewith electronically

Filing

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes

This

Oxley Act of 2002 -filed herewith electronically

Filing

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 –

This

filed herewith electronically

Filing

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 -

This

filed herewith electronically

Filing

**Filed in the Company’s 8-K dated March 6, 2007, and filed with the Securities and Exchange Commission on March 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES

(Registrant)

Dated:  March 14, 2007

By: /s/ Jeffrey Johnson

       Jeffrey Johnson

      Chief Financial Officer

Dated:  March 14, 2007

By: /s/ Wayne Allyn Root

       Wayne Allyn Root

       Chairman and Chief Executive Officer