Form 10QSB
period 2007-04-30
Winning Edge International, Inc.
filed 2007-07-05
CIK 924396

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

          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2007

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

As of April 30, 2007 the Company had 124,849,845 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       Winning Edge International, INC.

                            INDEX TO FORM 10-QSB

                                                                     Page

Part I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheet at April 30, 2007

         (Unaudited) ...............................................    3

         Consolidated Statements of Operations for the three

         and nine month periods ended April 30, 2007 and 2006

         (Unaudited) ...............................................    4

         Consolidated Statements of Cash Flows for the nine month

         periods ended April 30, 2007 and 2006 (Unaudited) .......      5

         Notes to Financial Statements .............................    6

         Item 2. Management's Discussion and Analysis or Plan of

                 Operation .........................................   11-15

         Item 3. Controls and Procedures ...........................    15

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings ................................    16

         Item 2.  Change in Securities and Use of Proceeds .........    16

         Item 3.  Defaults Upon Senior Securities ..................    16

         Item 4.  Submission of Matters to a Vote of Securities

PART 1:

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

WINNING EDGE INTERNATIONAL, iNC. AND SUSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited)
April 30, 2007

ASSETS

Current assets:
Accounts receivable	$ 74,846
Prepaid expense	24,100
Deferred financing fees	5,167
Deposits	385,061
Total current assets	489,174

Property and equipment (net)	31,138
Equipment held under capital leases (net)	4,227
Deposits and other assets	19,605
Total assets	$544,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$ 82,642
Current portion of long-term convertible debt, less unamortized discount of $ 21,624	252,639
Debt	655,000
Accounts payable – related parties	160,640
Notes payable – related parties	46,452
Deferred revenue	367,740
Accounts payable	315,229
Total current liabilities	1,880,342

Long term convertible debt	1,382
Total liabilities	1,881,724
Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 124,896,450 issued and outstanding	12,490
Additional paid in capital	27,796,623
Accumulated deficit	(29,146,739)
Total stockholders’ deficit	(1,337,580)
Total liabilities and stockholders’ deficit	$ 544,144

The accompanying notes are an integral part of the unaudited financial statements.

                                                                              WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                              (Unaudited)

	Three Months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006

Net revenue - services	$ 1,002,804	$ 785,726	$ 5,024,210	$ 4,703,565
Revenues - advertising	90,972	75,833	715,617	666,833
Total revenue	1,093,776	861,559	5,739,827	5,370,398

Handicapping fees	15,553	20,779	175,218	113,825
Handicapping fees – related party	42,965	50,849	311,192	314,100
Advertising expense	70,546	132,160	1,472,783	1,361,889
Commissions	395,757	288,442	1,861,621	1,670,241
Salaries and wages	286,649	278,981	909,400	945,773
Professional fees	43,357	20,940	212,276	97,842
General and administrative	332,261	212,885	1,111,693	951,671
Depreciation expense	8,888	12,108	33,126	36,714
Total operating expense	1,195,976	1,017,144	6,087,309	5,492,053
Operating income (loss)	(102,200)	(155,585)	(347,482)	(121,655)

Settlement income	--	--	--	179,200
Gain on sale of investments	74,243	--	74,243	--
Interest (expense), including amortization of debt discount	(48,100)	(21,753)	(139,607)	(70,813)
Other non-cash cost of financing	--	--	(10,000)	(6,667)
Interest (expense) – related parties	(5,627)	(5,627)	(17,260)	(17,260)
Net income (loss)	$ (81,684)	$ (182,965)	$ (440,106)	$ (37,195)

Basic and diluted income (loss) per share of common stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic weighted shares of common stock outstanding	124,896,450	105,231,168	123,791,671	104,517,627

The accompanying notes are an integral part of the unaudited financial statements.

WINNING EDGE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended April 30,
	2007	2006
Cash flows - operating activities:
Net income (loss)	$ (440,106)	$ (37,195)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation	33,126	36,712
Settlement received	--	(179,200)
Settlement proceeds consumed	--	50,000
Services and settlements paid with options	25,920	--
Services and settlements paid with common stock and warrants	30,000	58,333
Gain on sale of investment	(74,243)	--
Amortization of prepaid expense-related parties	--	6,667
Interest expense – amortization of debt discount	30,209	31,960
Decrease (increase) in:
Accounts receivable	73,084	220,255
Prepaid expenses	68,500	39,032
Other assets	127,273	151,863
Deposits	(199,214)	11,349
Deferred financing fees	7,750	7,750
Increase (decrease) in:
Deferred revenue	(617,712)	(592,834)
Accounts payable	5,282	58,534
Accounts payable – related parties	33,277	46,426
Total adjustments	(456,748)	(53,153)
Total cash (used in) operating activities	(896,854)	(90,348)

Cash flows - investing activities:
Proceeds from Sale of Investment	74,243	--
Purchase of property and equipment	(28,195)	(17,722)
Total cash used in investing activities	(28,195)	(17,722)

Cash flows - financing activities:
Proceeds from issuance of notes payable	715,000	--
Proceeds from the exercise of warrants	100,000	--
Payments on long-term debt and lease obligations	(252,584)	(138,193)
Total cash (used in) provided by financing activities	562,416	(138,193)

Net (decrease) in cash	(288,390)	(246,263)
Cash - beginning of the periods	205,748	272,470
Cash – end of the periods	$(82,642)	$26,207

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended April 30, 2007 and 2006, the Company paid $0 for taxes and $72,546 for interest and $0 for taxes and $48,278 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs.  During the nine months ended April 30, 2007, the Company issued warrants in connection with a debt issuance which were recorded as a discount of $2,806, there was no such issuance in the nine months ended April 30, 2006.  The Company issued stock and warrants as payment for professional services and settlement costs, these amount totaled $55,920 and $58,334 for the nine months ended April 30, 2007 and 2006, respectively.  In the nine months ended April 30, 2006 the company issued common stock and warrants in relation to a private placement offering which were valued at $103,370 in total, this amount has been capitalized pending the completion of the private placement.  The Company issued stock for the redemption of debt and the related accrued interest in the amount of $100,000 and $30,060 in the nine month periods ended April 31, 2007 and 2006, respectively.  During the nine month period ended April 30, 2006, the Company settled a claim against a vendor for a total of $179,200.  This settlement consisted of forgiven indebtedness of $129,200 and $50,000 of payments in kind which were used and recorded to expense.

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

NOTE 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 KSB for the year ended July 31, 2006. The results of the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year ending July 31, 2007.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global Sports EDGE, as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive.  For the nine months ended April 30, 2007 and 2006, the number of common stock equivalents excluded from the calculation was 27,318,053 and 27,178,053, respectively, as they would be anti-dilutive.

                                         Winning Edge International, INC. AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           (Unaudited)

NOTE 2 - Basis of Presentation (continued)

Revenue Recognition -

     Handicapping Service Agreements - Service contracts vary in length from a single sporting event to entire seasons. Revenues from handicapping service agreements are recognized ratably as services are rendered, in proportion to the total services to be provided under the term of the agreements.  At April 30, 2007 the Company had received approximately $263,573 for handicapping services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet and will be recorded as revenue in the quarter the services are provided.

     Settlement Income - During the nine months ended April 30, 2006 the Company reached a settlement with a vendor related to previously provided services. Under the terms of this settlement agreement, amounts payable by the Company totaling $129,200 were forgiven and the Company received future services valued at $50,000. The Company recorded settlement income of $179,200 related to this matter.  The vendor was not affiliated with the Company or any of its officers and directors.

Gain on Sale of Investment – During the three and nine months ending April 30, 2007 a $74,243 gain on the sale of common stock was realized.  The stock sold by the Company was obtained from an insurer as a component of their demutualization, and was immediately sold.

     Advertising Agreements - Revenue from advertising agreements is recognized over the terms of the agreements based on individual broadcasting of the advertising in proportion to the total broadcasts during the terms of the agreements.  At April 30, 2007 the Company had received approximately $104,166 in payments for advertising services not rendered by that date; this amount is classified as a component of deferred revenues on the accompanying balance sheet

     Operating Expenses - Handicapping fees and sales representatives' compensation and related expenses are charged to operations as incurred because the Company believes these costs have no future economic benefit.

     Convertible Debt - For the nine month period ended April 30, 2007 the Company issued no new convertible debt.  The Company has a convertible debenture, originally in the amount of $600,000. The outstanding balance as of April 30, 2007, is approximately $190,000. The principal of the debt is to be repaid at the rate of $18,200 per month plus monthly interest. The note matures in October of 2007. At the discretion of the Company this note may be repaid in cash or through the issuance of common stock. The company previously registered 9,969,900 common shares for potential conversion. At April 30, 2007 no shares have been issued to pay this debt, or fulfill conversion requests.

     Debt - At April 30, 2007 the Company owed $715,000 in short-term term debt, of which $655,000 is due in June of 2007 and $60,000 of which is due July of 2007.  The Company also owes approximately $5,100 under capital lease arrangements. Additionally, the Company has deposits with credit card processors and in a custodial account that are currently being pledged as security for this debt.

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

     Preferred Stock - The Company has 462,222 shares of preferred stock issued and outstanding at April 30, 2007.

     Common Stock - During the nine month period ended April 30, 2007 the Company issued no shares of common stock.

     Options- During the nine month period ended April 30, 2007 the company issued 1,500,000 shares of options with a call value of $0.02 per share to the directors of the Company

     Warrants - The Company issued 300,000 warrants with a strike price of $0.02 and a seven year maturity during the nine month period ended April 30, 2007.  The warrants were issued as part of a $60,000 loan from a private investor.

NOTE 3 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

     The Company has a working capital deficit of approximately $1,391,168 and an accumulated deficit of approximately $29,146,739 at April 30, 2007.  Historical operating losses, as well as uncertainty related to sources of financing, create substantial doubt about the Company's ability to continue as a going concern.  Management of the Company has actively been investigating opportunities to either merge the Company into an entity with greater resources or find a party to acquire its operating assets.  The Company is negotiating terms with a potential purchaser though the terms of any sale, the timing of the transaction, and the consummation of the acquisition are all subject to substantial doubt.

If the Company is unable to complete a transaction with a purchaser or merger candidate Management intends to raise capital through private offerings of our common stock to accredited investors.

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

        The Company owns a patent (U.S. Patent # 6,260,019 – Web-based Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors.  The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International “GPCI” to license and defend the Company’s patent. In August of 2006 the company, through GPCI, filed a lawsuit against certain companies and individuals to enforce violations of the patent infringement and to seek damages on the unauthorized use of the company’s proprietary technology.

NOTE 5 - Tax Expense

     The Company has not accrued income tax expense for the three and nine month periods ended April 30, 2007 or 2006 at its statutory rates due to the utilization of net operating loss carry-forwards.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated Balance Sheet as of April 30, 2007, the unaudited consolidated Statements of Operations for the three and nine month periods ended April 30, 2007 and 2006, the un-audited consolidated Statements of Cash Flows for the nine month periods ended April 30, 2007 and 2006, and the related notes thereto, as well as the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10 KSB for the year ended July 31, 2006, filed with the Securities and Exchange Commission on November 14, 2006. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

     Services revenue is generated by selling the handicapping advice and analysis of our professional handicappers. These handicappers include WEI’s CEO Wayne Allyn Root, winner of numerous sports handicapping championships, author of several books, and a frequent media guest on nationally televised news and talk shows; Coach Ron Meyer, former head coach of SMU, and the NFL's Indianapolis Colts and New England Patriots; Al McMordie, winner of over 30 sports handicapping contests; and Chip Chirimbes, past winner of the Hilton basketball handicapping championship. Services revenue is generated from respondents to our various media promotions including those promoted on our weekly 30 minute television program called "Wayne Allyn Root's WinningEDGE[TM]," which was broadcast during the 2006 football season nationally over The Discovery Channel transponder. We also produce an hour long radio program called The WinningEDGE[TM] that airs on selected radio stations nationwide. In addition to The WinningEDGE[TM] television and radio programs, during the football season we advertise our services on radio in various markets, in selected print media, and a multi-issue Sports Schedule that is mailed to a select database list. During a football week we will receive several thousand phone calls in response to our offers.  These calls are returned by our team of sports account representatives in our office in Las Vegas.  Each account representative offers the caller a variety of handicapping packages provided by our handicappers.

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

COMPARISON OF NINE MONTHS ENDED APRIL 30, 2007 TO THE NINE MONTHS ENDED APRIL 30, 2006

REVENUES.  Total revenue for the nine months ended April 30, 2007 increased to $5,739,827 compared to $5,370,398 for the same period in 2006.  Revenues from advertising increased to $715,617 for the nine months ended April 30, 2007 compared to $666,833 for the same period in 2006. Net services revenue from sports handicapping services (after deferred revenue adjustments) increased to $5,024,210 for the nine months ended April 30, 2007 compared to $4,703,565 for the same period in 2006.  This increase in revenue is a result of a renewed focus on customer sales due to the hiring of a new VP of sales to oversee the individual salesmen.

OPERATING EXPENSE.  Total operating expense was $6,087,309 for the nine months ended April 30, 2007 compared to $5,492,053 for the same period in 2006.  The majority of our advertising expense is incurred from September to December, during the football season and the early part of the basketball season.

OPERATING RESULTS. For the nine months ended April 30, 2007 the Company had an operating loss of $347,482 compared to an operating loss of $121,655 for the same period in 2006.  This loss was incurred primarily due to a one time increase in expenditures during the period for Investor Relations of approximately $150,000, an increase in Professional Fees of $114,000 due to required 14-C and S-8 filings and increased fees charged by credit card processors of $100,000.

The Company had a combined net loss of $440,106 for the nine months ended April 30, 2007 compared to a net loss of $37,195 for the same period last year.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2007 TO THREE MONTHS ENDED APRIL 30, 2006

REVENUES.  Total revenues increased to $1,093,776 for the three months ended April 30, 2007 compared to $861,559 for the same period in 2006. Services revenue increased to $1,002,804 for the three month period ended April 30, 2007 compared to $785,726 for the same period in 2006.  Advertising revenue increased to $90,972 for the three months ended April 30, 2007 compared to $75,833 for the same period in 2006.  Service revenue increased due to larger football playoff packages as well as additional March Madness packages being sold.  An advertising contract was secured with a new sponsor of the upcoming 2007–2008 WEI television show, resulting in a greater amount of advertising revenue from the previous year.

OPERATING EXPENSE. Total operating expense was $1,195,976 for the three months ended April 30, 2007 compared to $1,017,144 for the same period in 2006.  Advertising expense decreased to $70,546 for the three months ended April 30, 2007 compared to $132,160 for the same period in 2006.  Commissions increased to $395,757 for the three months ended April 30, 2007 compared to $288,442 in 2006. These Commissions were in line with expectations based upon the total sales for the three months (part of which were recorded as Deferred Revenue).  Salaries and wages increased to $286,649 for the three months ended April 30, 2007 compared to $278,981 for the same period in 2006.  Increased sales resulted in an increase in the commissions paid to salesmen.  Professional fees and G&A also increased due to an unsuccessful attempt by WEI to expand the business via a secondary office located in Houston, Texas.

Professional fees increased to $43,357 for the three months ended April 30, 2007 compared to $20,940 for the same period in 2006.  General and administrative expenses increased to $332,261 for the three months ended April 30, 2007 compared to $212,885 for the same period in 2006.  This increase is attributable to increased consulting expenses, increased investor relations and an increase in the costs of credit card processing.

OPERATING RESULTS.  The Company recorded an operating loss of $102,200 for the three months ended April 30, 2007 compared to an operating loss of $155,585 for the same period in 2006.  This decrease is primarily due to an increase in service revenues for the three month period.

The Company had a combined net loss of $81,684 for the three months ended April 30, 2007 compared to a net loss of $182,965 for the same period in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2007

WEI's cash decreased approximately $288,390 during the nine months ended April 30, 2007.  This decrease in cash was primarily a result of the decrease in deferred revenue of $617,712, payments on long-term debt and lease obligations of $252,584 and an increase in deposits of $199,214.

OPERATING ACTIVITIES

Net cash used in operating activities increased from $90,348 in the nine months ended April 30, 2006 to $822,611 in the nine months ended April 30, 2007.  The primary reason was the increase in net loss from $37,196 in the nine months ended April 30, 2006 to a $440,106 net loss in the nine months ended April 30, 2007.  This was offset in part by the decrease in deferred revenues of $617,712.

INVESTING ACTIVITIES

Net cash used in investing activities increased from $17,722 during the nine months ended April 30, 2006 to $28,195 during the nine months ended April 30, 2007.  Assets purchased remained low due to our previous investments in technology and infrastructure.

FINANCING ACTIVITIES

Net cash used in financing activities increased was $138,193 during the nine months ended April 30, 2006.  During the nine months ended on April 30, 2007, net cash provided by financing activities was $562,416.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of April 30, 2007 was

$1,336,198.  The company has a accumulated deficit of $29,146,739.  The company has a severe cash flow shortage and does not have the cash to repay the short term note of $655,000 which has a current balance of $582,000.  There is no assurance that the company can raise additional funding or find additional business opportunities. Currently the Company is looking to sell the assets of the company or merge the Company.

The Company has been in discussions regarding a potential asset sale.  If the sale is consummated it would be the sale of all of the Company’s assets and the Company, following the asset sale would terminate all operations and liquidate the Company. At this time, management of the Company cannot say if the asset purchase agreement will be closed since there are several contingencies which must be completed before any asset sale.  If the Company is unable to sell its assets or if the Company cannot obtain additional financing, the ability of the Company to continue if business will be very questionable.  It is likely the Company would have to terminate its operations if a buyer for its assets or additional capital cannot be found.

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

ITEM 3.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.

     The Company=s principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures.  This review occurred within 90 days of this 10-QSB being filed.  Based on this review, the principal executive officers and accounting officers believe Trafalgar=s disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.

     There were no significant changes in Trafalgar=s internal controls, or other factors, that could significantly affect the Company=s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

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

Additionally, the company uses a collection attorney to collect outstanding balances that have been charged back on credit cards.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended April 30, 2007, the Company borrowed funds to support operations.  As part of the loans, the Company issued a total of 300,000 warrants to purchase shares of the Company’s common stock.  The loans were from one party.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                         electronically

b)     Reports on Form 8-K.

     The Company issued six 8-K’s during the quarter ended April 30, 2007.  The 8-K’s were issued on:

March 7, 2007-Announcement of Acquisition Agreement

March 15, 2007-Press Release on Quarterly Numbers

March 26, 2007-Borrowing of Funds

March 30, 2007-Borrowing of Funds

May 20, 2007-Termination of Acquisition

May 24, 2007-Press Release on Asset Sale

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WEI, INC.

                                     (Registrant)

Dated:  July 3, 2007             By:  /s/ Jeffrey Johnson

                                      Jeffrey Johnson

                                      Chief Financial Officer

Dated:  July 3, 2007             By:  /s/ Wayne Allyn Root

                                      Wayne Allyn Root

                                      Chairman and Chief Executive Officer