Form 10KSB
period 2007-07-31
Winning Edge International, Inc.
filed 2007-11-28
CIK 924396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]      Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal period ended July 31, 2007

[ ]      Transition Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: 000-24520

W Technologies, Inc.

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

                 ------------------------------------------------------------

                          (Address of principal executive offices)(Zip Code)

(702) 967-6000

 ------------------------------------------------

(Issuer's telephone number, including area code)

Winning Edge International, Inc.

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [X]

State issuer's revenues for its most recent fiscal year.  $5,863,137.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 1, 2007 was approximately $4,318,875, based upon the closing price per share of the Common Stock of $0.003 on that date.

The number of shares outstanding of the issuer's Common Stock as of November 1, 2007: Common Stock, $.0001 Par Value 130,396,450 shares.  The Company also has 502,000,000 shares issued to its treasury as security  under the terms of a note payable. These shares would not become outstanding unless the Company defaults on the term of this note.

                                                                                                    TABLE OF CONTENTS

Item 6.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations......................................  6

Item 7.  Financial Statements ..........................................  9

Item 8.  Changes in and Disagreements with Accountants on

Item 9.  Directors, Executive Officers, Promoters and Control

         Persons; Compliance with Section 16(a) of the Exchange Act .... 11

Item 10. Executive Compensation ........................................ 14

Item 11. Security Ownership of Certain Beneficial Owners and

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     W Technologies, Inc., formally known as Winning Edge International, Inc. and GWIN, Inc. (the "Company"), is headquartered in Las Vegas, Nevada.  The Company recently completed the sale of all of its operating assets to Betbrokers, PLC. (“Betbrokers”) and discontinued its operations.  The Company is now in the process of settling outstanding debts and liabilities with the proceeds of the asset sale.  Once all debts are settled, the Company will evaluate whether to seek a new business opportunity through an acquisition or to dissolve.  Prior to the asset sale, the Company produced television, radio, and web-based programming related to sports and gaming and provided sports handicapping analysis and advice to sports bettors worldwide through its wholly-owned subsidiary, Global SportsEDGE, Inc.  Global SportsEDGE provided professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association (“NBA”), college football and basketball games, major-league baseball, hockey, NASCAR, and golf. All information and advice was provided for entertainment purposes only.

CORPORATE INFORMATION

     We were originally incorporated in Nevada in 1986.  We reincorporated in Massachusetts in 1987 and reincorporated in Delaware in 1996.  In July 2001, we acquired our sports handicapping business, which we operate through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation.

     Effective August 22, 2002, we changed our name to GWIN, Inc. and the Board of Directors also approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31 effective July 31, 2002.

     Effective September 21, 2006 the company changed its name to Winning Edge International, Inc. to better reflect the brand associated with the nationally aired television and radio programming called “The Winning Edge” or “Wayne Allyn Root’s Winning EDGE”.

     In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to PLC ("Betbrokers"). Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s assets and business and completed the sale effective on September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations. If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record as of September 26, 2007.

Business

             Once all debts are settled, the Company’s management will evaluate the direction the Company will take.  Management may determine to liquidate and dissolve the Company or to seek other business opportunities.  At this time, management is focused on trying to settle debts through the liquidation of the Betbrokers’ stock.  In connection with the agreement reached with Betbrokers there are certain restrictions on the sale of the Betbrokers’ stock, therefore management is unable to determine the ultimate amount of proceeds that will be received from the stock sale or the timing of such sales. Management anticipates that it will take more than a year to complete the sale of the Betbrokers’ stock.  Due to the amount of debt the Company owes, shareholders may not receive any proceeds from the stock sales.

If management is able to settle all existing debts, management may seek other business opportunities.  At this time, the nature and timing of any such opportunities is unknown and may not come to fruition.

EMPLOYEES

     With the sale of our assets, we have terminated all full-time employees.  Three of our prior officers continue to work with the Company as part of the ongoing settlement of debts and evaluation of the future direction of the Company.

CUSTOMERS

     None of our customers comprise a significant portion of our revenues.

ITEM 2. DESCRIPTION OF PROPERTY

     We previously leased approximately 7,536 square feet of office space for our corporate headquarters and sales office in Las Vegas, Nevada; the lease for this facility required monthly base rental payments of $14,261.  As part of the asset sale with Betbrokers, they entered into a new lease agreement for this space and the Company was released from future obligations.

ITEM 3. LEGAL PROCEEDINGS

     The Company previously owned a patent (U.S. Patent # 6,260,019 – Web-based Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors.  This patent was assigned to Betbrokers as part of the asset sale.  The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (“GPCI”) to license and defend the Company’s patent. In August of 2006 the Company, through GPCI, filed lawsuits against certain companies and individuals to enforce the patent which claimed infringement and sought damages on the unauthorized use of the Company’s proprietary technology.  Any amounts received from the settlement or successful litigation of these claims would be for the benefit of Betbrokers.

     From time to time, we may become involved in litigation relating to claims arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     On August 23, 2007 the Company’s shareholders approved the following items: 1) Selling essentially all of the assets to Betbrokers and 2) changing the name of the Company from Winning Edge International, Inc. to W Technologies Inc.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol "WNED" since September 20, 2006. Prior, the company traded under the symbol “GWNI” since September 6, 2002.  Beginning on November 15, 2007 the Company’s stock as W Technologies, Inc. will trade as WTCGE. The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  HIGH       LOW

         Fiscal Year ended July 31, 2007

           Fourth Quarter ....................   $ ..005      .003

           Third Quarter .....................   $ .005      .003

           Second Quarter ....................   $ ..02       .01

           First Quarter .....................   $ .05       ..02

         Fiscal Year ended July 31, 2006

           Fourth Quarter ....................   $ .05       .02

           Third Quarter .....................   $ .05       .03

           Second Quarter ....................   $ .06       .03

           First Quarter .....................   $ .05       .04

     We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On November 1, 2007 the closing price of our common stock, as reported on the OTC was $0.003. There were approximately 461 holders of record of the Company's common stock at that date.

     We have not paid any cash dividends since our inception.  Though management intends to distribute any proceeds from the asset sale to Betbrokers which are in excess of required debt payments, there can be no assurance as to the amount of any such distribution, if any, or when it would be made.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended July 31, 2007, we issued 514,000,000 shares of common stock. Included in this are 10,000,000 shares issued in connection with redemptions of warrants, 1,000,000 shares issued for services and 500,000 shares issued for debt renewal. Additionally 1,500,000 options were issued to three independent directors and 500,000 warrants were issued to an outside creditor for renewal of debt. Additionally the Company pledged 502,500,000 shares of common stock (treasury shares) in the event of default under a loan the Company entered into in September 2006 in the amount of $655,000.

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

With the closing of the asset sale to Betbrokers the Company has ceased all business operations.  The Company is in the process of settling debts through the sale of the Betbrokers stock received as consideration in the asset sale.  Management anticipates that it may take over a year to completely settle all debts because of holding period and lock-up restrictions related to the Betbrokers stock.

RESULTS OF OPERATIONS

The following discussion of results of operations will not be relevant to a reader in analyzing future operations.  With the sale of all of the operating assets of the Company, the Company will not be engaged in the prior business and the future operating costs and revenues, if any, will be substantially different then prior operating costs and revenues.

COMPARISON OF THE YEAR ENDED JULY 31, 2007 TO THE YEAR ENDED JULY 31, 2006.

      The operating losses for the years ended July 31, 2007, and July 31, 2006 were $1,052,867 and $784,596 respectively.  The increased loss for fiscal year 2007 is primarily due to increased operating expenses including commissions of $183,897, advertising costs of $173,304 and professional fees of $172,407. The increased operating expenses are partially offset by an increase of $262,213 in total revenue.

      Our net losses for the years ended July 31, 2007, and July 31, 2006 were $1,198,504 and $1,204,726 respectively.  The net loss declined $6,222 from the year ended July 31, 2006 compared to the year ended July 31, 2007 primarily because of a decrease in non-cash costs of financing.

      Revenue from sales of sports handicapping information and advertising combined for the years ended July 31, 2007 and July 31, 2006 were $5,863,137 and $5,600,923, respectively.  The advertising revenue for the same periods were $778,117 and $815,716, respectively and revenues from sports handicapping information were $5,085,020 and $4,785,207, respectively. Advertising revenues decreased due to legal challenges that made it more difficult for poker sites to advertise in the United States. Handicapping sales increased due to better viewer response to the television program during the football season.

      Total handicapping fees for the years ended July 31, 2007, and July 31, 2006 were $507,790 and $455,282 respectively.  Handicapping fees are based on a percentage of handicapping information sales and are in line with handicapping revenues.

      Advertising expense for the year ended July 31, 2007 and July 31, 2006 were $1,547,169 and $1,373,865, respectively. The higher advertising expense for the year included a new cross-marketing campaign along with the media buys in major markets around the country.

      Commission expense for the years ended July 31, 2007 and July 31, 2006 were $2,007,952 and $1,824,055, respectively. Commissions are a set percentage of sales based sales revenue plus variable amounts for sales managers and are in line with the increase in handicapping revenues.

      Salaries and wages expense for the years ended July 31, 2007 and July 31, 2006 were $1,180,864 and $1,241,510, respectively.  The decrease is attributable to eliminating a mid-level manager position.

      Professional fees for the years ended July 31, 2007, and July 31, 2006 were $301,395 and $128,988, respectively. The increase is due to increased costs of consultants associated with financing and raising capital.

      General and administrative expenses for the years ended July 31, 2007 and July 31, 2006 were $1,329,903 and $1,313,053, respectively.

SUMMARY OF CASH FLOWS FOR THE TWELVE MONTHS ENDED JULY 31, 2007

Cash decreased approximately $203,127 during the twelve months ended July, 2007.  The decrease was a result of payments on long-term debt and lease obligations of $395,514 and operating losses, net of the effect of cash proceeds from the issuance of notes payable.

OPERATING ACTIVITIES

Net cash used in operating activities increased from the cash provided of $43,067 in the twelve months ended July 31, 2006 to $519,418 cash used in the twelve months ended July 31, 2007.  This change is due to a significant decrease in deferred revenue in combination with a decrease in services and settlements paid with common stock and warrants.

INVESTING ACTIVITIES

Net cash used in investing activities increased from $9,110 during the twelve months ended July 31, 2006 to $28,195 during the twelve months ended July 31, 2007.

FINANCING ACTIVITIES

Net cash provided by financing activities increased from $100,679 cash used during the twelve months ended July 31, 2006 to $344,486 during the twelve months ended July 31, 2007.  This increase in proceeds provided by financing activities is due to the issuance of notes payable of $740,000.  Included in the amount for the twelve months ended July 31, 2007, $395,514 was paid on long term convertible debt and lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of July 31, 2007 was $2,120,243 as compared to a working capital deficit of $1,132,667 as of July 31, 2006.  Of the July 31, 2006 amount, $418,961 represents revenues from sales which will not be recognized until after July 31, 2007, and are recorded as current liabilities until earned.  We are currently trying to settle existing debts.  Due to the restrictions on the sale of the Betbrokers stock, this may take over a year.  Additionally, there is no guarantee that the proceeds from the sale of the Betbrokers stock will be sufficient to cover all of our existing debts.  If we are unable to pay off all existing debts, the Company will be forced to completely liquidate and pay creditors only a portion of what they are owed.  Additionally, shareholders would receive nothing from the sale of the Betbrokers stock.  At this time the final proceeds from the sale of the Betbrokers stock is unknown.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  Our significant accounting policies are described in Note 2 to our consolidated financial statements.  In response to SEC Release No. 33-8040, "Cautionary Advice Regarding

Disclosure About Critical Accounting Policies," we have identified certain policies as being of particular importance to the portrayal of our financial position and results of operations that require the application of significant judgment by management.  We analyze our estimates, including those related to revenue recognition, valuation of equity issuances, and contingencies and potential litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances.

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

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the fiscal year ended July 31, 2006 reflects the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB and are incorporated herein by reference.

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

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is certain information concerning our executive officers and directors, including their age as of November 1, 2007. Our directors serve for a term of two years or until their successors are elected and qualified. Our officers serve at the discretion of our board of directors.  There are no family relationships among our directors and officers.

        NAME                AGE                   TITLE

        ----                ---                   -----

Wayne Allyn Root            45    Chairman of the Board and Chief Executive

                                  Officer

Douglas R. Miller           61    President, Chief Operating Officer,

                                  Secretary and Director

Jeff Johnson                49    Chief Financial Officer

Robert Seale                65    Director, Audit Committee(chair)

Roger Aspey-Kent            63    Director

Roger L. Harrison           64    Director

     WAYNE ALLYN ROOT has served as our Chief Executive Officer and Chairman of our Board of Directors since our reorganization in July 2001. From 1999 to 2001, Mr. Root served as Chairman and Chief Executive Officer of our subsidiary, Global SportsEDGE, Inc. From 1990 to 1999, Mr. Root served as a sports handicapper for National Sports Service.  Mr. Root holds a B.A. from Columbia University.  Mr. Root does not hold a directorship in any other public company.

     DOUGLAS R. MILLER has served as our President, Chief Operating Officer, Secretary and a director since our reorganization in July 2001. Mr. Miller has also served as our Chief Financial Officer from November 2001 to April 2003. From 1999 to 2001, Mr. Miller

served as President of our subsidiary, Global SportsEDGE, Inc. From 1998 to 1999, Mr. Miller was the Chief Financial Officer of Body Code International, an apparel manufacturer.  Mr. Miller holds a B.A. degree in economics from the University of Nebraska, and an MBA degree from Stanford University. Mr. Miller is a director of Players Network (OTCBB: PNTV).

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

ROBERT L. SEALE has been a member of the Board of Directors since January 1, 2004.  Currently, Mr. Seale is a Principal with GIF Services, Inc., a Manager of the portfolios of state and local governments.  From January 1999 until December 2002, Mr. Seale served as Managing Director of Gabelli Fixed Income, LLC where he was responsible for managing their $2.0 billion portfolio as a senior executive.   From 1991 until 1999 he served as the Nevada State Treasurer where he was responsible for investing the State's $2.1 billion portfolio and managing $28 billion in annual cash flow, and debt issuances.  From 1981 until 1990 he was the Managing Partner for Pangborn & Co. CPA's in Reno, Nevada.  He graduated with a Bachelor of Science in Accountancy from California State Polytechnic University in 1964.

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

     Our Board of Directors held three (3) meetings during the fiscal year ended July 31, 2007.  Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors during the time each such Director was a member of the Board.

DIRECTOR COMPENSATION

     Commencing in February 2004, our non-employee directors began receiving $1,000 for each meeting of our Board of Directors they attend in person.  These fees may be paid in cash or with restricted shares of common stock at the discretion of the Company.  We also reimburse our directors for out-of-pocket expenses incurred to attend meetings of the board.

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

AUDIT COMMITTEE

     Our current Audit Committee was formed during February 2004.  It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: annual review of their registration; approving the firm to be engaged as our independent registered public accounting form for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the Securities and Exchange Commission reporting requirements.  Our Audit Committee currently consists of Robert L. Seale and Roger Aspey-Kent.  The audit committee met two (2) times during the fiscal year.

COMPENSATION COMMITTEE

     Our Compensation Committee was formed during February 2004 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans.  The Compensation Committee currently consists of Robert L. Seale and Roger L. Harrison.  The compensation committee met one (1) time during the fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's CEO and President during the fiscal years ended July 31, 2007 and July 31, 2006 and each other officer(s) who had total annual salary and bonus in excess of $100,000 during such years.

Name and Principal Position	Year	Salary	Commission	Stock Award	Option Award	Non-Equity IncentivePlan Compensation	All Other Compensation	Total
Wayne Allyn Root, Chairman & CEO	2007 2006	$175,000 $175,000	$334,628 $325,443	0 0	0 0	0 0	0 0	0 0
Douglas R. Miller, President	2007 2006	$ 195,000 $ 195,000	0 0	0 0	0 0	0 0	0 0	0 0
Jeff Johnson, CFO	2007 2006	$139,000 $125,000	0 0	0 0	0 0	0 0	0 0	0 0

Options

The Company has not issued any options to the three employees listed above during the prior two fiscal years.

EMPLOYMENT AGREEMENTS

     On July 31, 2004, the Company entered into a four-year employment agreement with Wayne Allyn Root pursuant to which Mr. Root is serving as the Company's Chief Executive Officer and Chairman of the Board of Directors.

His  compensation includes: (a) a base salary of $175,000 per year, (b) handicapping fees/commissions during the first year equal to 10% of Mr. Root's handicapping revenues received by the Company, (c) a restricted stock grant in the amount of 4,000,000 shares of the Company's common stock where the stock vests at the rate of 2,000,000 shares at signing and 666,666 shares vesting on July 31, 2005, 666,667 vesting July 31, 2006 and 666,667 vesting July 31, 2007; (d) compensation in the event of a change in ownership or control of the Company, either friendly or hostile, which includes a minimum annual base salary of $250,000, a handicapping fee of 12% versus the 10% described above, and all unvested shares will immediately vest; and other employee benefits provided to senior executives of the Company. The agreement also includes an agreement to indemnify Mr. Root, non-compete provisions and a provision regarding payments in the event of termination of Mr. Root's employment.

As part of the asset sale to Betbrokers, Mr. Root has entered into an employment agreement with Betbrokers and his emplyment by the Company ended by mutual consent.

EQUITY INCENTIVE PLAN

     A resolution adopting and approving an Equity Incentive Plan (the "Plan"), reserving 25,000,000 shares of common stock for issuance under the Plan was approved on August 18, 2006. On September 19, 2006, the consenting stockholders signed a consent, whereby they approved the adoption of the Plan. Under the Plan, options may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of the Company. The Plan provides for the issuance of both incentive stock options, or ISOs, and non-qualified stock options, or NQSOs. ISOs are issued to employees and NQSOs are generally issued to non-employees. The number of shares that are subject to ISOs is limited to the discretion of the Board.

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

     At July 31, 2007, 1,500,000 options were outstanding.

     During the fiscal year ended July 31, 2007, the Company granted 1,500,000 options.

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

Plan category               and rights          warrants and rights   future issuance

--------------              -----------------   --------------------  ---------------

                                   (a)                  (b)                 (c)

Equity compensation

plans approved by security

holders                      1,500,000 Common          $0.02           2,000,000

Equity compensation

plans not approved by

security holders                  None                  N/A                None

                            ----------------           -----          ----------------

Total                           0 Common               $0.00             0 Common

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number and percentage of shares of our $.0001 value common stock owned beneficially, as of November 26, 2007, by any person, who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. For purposes of the chart, the Company has used 130,396,450 shares outstanding and has not included the 502,000,000 treasury shares which securitize one note payable.  If the Company defaults on this note, the shares would be disbursed to CSI Business Services, Inc. making them the largest shareholder of the Company.  If these shares were to be issued, there would be a change in control of the Company with CSI Business Services, Inc. becoming the controlling shareholder.  Such a change in control would limit the Company’s ability to use net operating losses in future periods to offset income. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                    Amount of

Name and Address                    Beneficial              Percentage

of Beneficial Owner (1)             Ownership               of Class

-----------------------            --------------           ----------

Wayne Allyn Root                   10,555,928 (2)              8.1%

Douglas R. Miller                   4,767,370 (3)              3.7%

Roger Aspey-Kent                      703,000 (4)               *

Robert L. Seale                        20,000                   *

Roger L. Harrison                      20,000                   *

Jeff Johnson                            -0-                    -0-

All Officers and Directors         16,066,298                 12.4%

as a group (6 persons)

_______________

* Less than one percent.

(1)  Unless otherwise noted, the address for each named beneficial owner is 5052 South Jones Blvd., Las Vegas, Nevada 89188.

(2)  Does not include 462,222 preferred shares that can be converted to 4,622,220 shares of common stock.

(3)  Includes 1,611,568 shares held directly by Mr. Miller; and 3,155,802 shares held in the name of the Kerlee Intervivos Trust of which Mr.  Miller is a beneficiary.

(4)  Includes 345,000 shares held directly by Roger Aspey-Kent and 358,000 shares underlying currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2002, we entered into an agreement with Newmarket Investments, PLC ("Newmarket"), which was then a convertible  debenture holder,  which provided that Newmarket invest an additional  $700,000 in the Company by amending the existing $500,000 convertible  debenture held by Newmarket to reflect a principal amount of $1,200,000. The anti-dilution provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion.  The total Newmarket convertible debenture shares upon conversion were 9,230,769. Newmarket elected to convert the entire debenture into restricted stock of the company in the second quarter of 2004.  In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share.  This Warrant expired on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate that was originally payable on March 31, 2003. At July 31, 2007, the Company had an outstanding balance including interest of $196,897.  In connection with these transactions, we also issued to Newmarket a three-year option to purchase 1,500,000 shares at a price per share of $0.50.  The option expired July 31, 2006.  The CEO of Newmarket is a former director of the Company.

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

     The Company has a convertible debenture, originally in the amount of $600,000. The outstanding balance as of July 31, 2007, is approximately $172,000. The principal of the debt is to be repaid at the rate of $18,200 per month plus monthly interest. The note originally matured in October of 2007. At the discretion of the Company this note may be repaid in cash or through the issuance of common stock. The company previously registered 9,969,900 common shares for potential conversion. At July 31, 2007 no shares have been issued to pay this debt, or fulfill conversion requests. Additionally CEO Wayne Root has personally guaranteed this note. As part of the asset sale dated September 26, 2007 this note was extended.

In September of 2006 the company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the company including a specific credit card reserve account. Additionally, the Company pledged 502,000,000 shares of Common Stock in the event of default.  CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default. As part of the asset sale dated September 26, 2007 the note was extended.

In June the Company received a loan in the amount of $25,000 from Director Harrison. This loan has a due date of August 31, 2007.

ITEM 13.  EXHIBITS

     The following exhibits are filed as part of this annual report:

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

           (10)

10.27      Securities Purchase Agreement with Laurus Master Fund, Ltd.

           Dated October 29, 2004 (9)

10.28      Secured Convertible Term Note payable to Laurus Master Fund, Ltd.

           For $600,000 (9)

10.29      Amendment to the Asset Purchase Agreement and Undertaking and Covenant by and

           Among Winning Edge International, Inc., Global Sports Edge, Inc., Wayne Allyn

           Root and Betbrokers, PLC (10)

10.30      Amendment, Termination Agreement and Mutual Release-Winning Edge and CSI

           Business Finance, Inc. (10)

10.31      Pledge and Security Agreement-CSI Business Finance, Inc. (10)

10.33      Amendment to Promissory Note-Laurus Family of Funds, LLC (10)

10.34      Amendment to the Asset Purchase Agreement by and Among Winning Edge

           International, Inc., Global Sports Edge, Inc., Wayne Allyn Root and

           Betbrokers, PLC (11)

10.35      Asset Purchase Agreement by and Among Winning Edge International, Inc., Global

           Sports Edge, Inc., Wayne Allyn Root and Betbrokers, PLC (13)

14         Code of Ethics (11)

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

(10)  Incorporated by reference to the Registrant’s Form 8-K dated September 26, 2007.

(11)

Incorporated by reference to the Registration’s Form 8-K dated September 6, 2007

(12)

Incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007.

(13) Incorporated by reference to GWIN, Inc. Annual Report on Form 10-KSB for the year ended July 31, 2004, as filed with the SEC on November 1, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by Moore Stephens, P.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal years ended July 31, 2007 and 2006 were $88,500 and $68,500 respectively.

AUDIT RELATED FEES

     The aggregate fees billed by Moore Stephens P.C. for audit related services for the fiscal years ended July 31, 2007 and 2006 were $-0- and $-0-, respectively.

TAX SERVICES

     The aggregate fees billed by Moore Stephens P.C. for tax services for the fiscal years ended July 31, 2007 and 2006 were $-0- and $5,335 respectively.

ALL OTHER SERVICES

     There were no fees billed by Moore Stephens P.C. for other services for the fiscal years ended July 31, 2007 and 2006.

SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on November 27, 2007.

                                     Winning Edge International, Inc.

                                      By: /s/ Wayne Allyn Root

                                         -----------------------------------

                                         Wayne Allyn Root, Chief Executive

                                         Officer

     In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on November __, 2007 and in the capacities indicated.

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

Roger Harrison, Director

Winning Edge International, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of W Technologies, Inc.

We have audited the accompanying consolidated balance sheet of W Technologies, Inc. (formerly known as Winning Edge International, Inc. and GWIN, Inc.) and subsidiaries as of July 31, 2007, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two fiscal years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of W Technologies, Inc. and subsidiaries as of July 31, 2007, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced losses from operations, and has a working capital deficiency and accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Notes 3 and 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 16 to the financial statements, the Company effectively ceased all operations effective September 26, 2007, when an asset sale was completed..

                                 /s/ MOORE STEPHENS, P.C.

                                 Certified Public Accountants.

Cranford, New Jersey

November 28, 2007

PART 1:

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

                                       W TECHNOLOGIES, INC

CONSOLIDATED BALANCE SHEET
July 31, 2007

ASSETS

Current assets:
Cash	$ 2,621
Accounts receivable	31,831
Deposits	166,316
Total Current Assets	200,768

Property and equipment (net)	24,258
Equipment held under capital leases (net)	3,300
Deposits and other assets	19,605
Deferred financing fee	2,583
Total assets	$ 250,514
--------------------
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, less unamortized discount of $ 9,816	$ 802,417
Notes payable – related parties	390,614
Deferred revenue	418,961
Accounts payable	618,718
Bank overdraft	90,301
Total Current Liabilities	2,321,011

Long term capital lease	482
Total liabilities	$ 2,321,493
Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 632,396,450 issued, of which 502,500,000 are Treasury shares	63,240
Additional paid in capital	27,821,123
Treasury stock	(50,250)
Accumulated deficit	(29,905,138)
Total stockholders’ deficit	(2,070,979)
Total liabilities and stockholders’ deficit	$ 250,514

                                                                                                                                                                   ----------------------

                                                                                         F-2

                                The accompanying notes are an integral part of the financial statements.

                                W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31
	2007	2006

Net revenue - services	$ 5,085,020	$ 4,785,207
Revenues - advertising	778,117	815,716
Total revenues	5,863,137	5,600,923

Handicapping fees	178,961	129,839
Handicapping fees – related party	328,829	325,443
Advertising expense	1,547,169	1,373,865
Commissions	2,007,952	1,824,055
Salaries and wages	1,180,864	1,241,510
Professional fees	301,395	128,988
General and administrative	1,329,903	1,313,053
Depreciation expense	40,931	48,766
Total operating expense	6,916,004	6,385,519
Operating (loss)	(1,052,867)	(784,596)

Non-cash financing costs	(10,000)	-
Settlement income	74,243	179,200
Interest (expense), including amortization of debt discount	(186,798)	(110,483)
Other non-cash cost of financing	-	(465,771)
Interest (expense) – related parties	(23,082)	(23,076)
Net (loss)	(1,198,504)	(1,204,726)

Basic and diluted (loss) per share of common stock	$ (0.01)	$ (0.01)
Basic weighted shares of common stock outstanding	129,896,450	118,396,450

F-3

                                  The accompanying notes are an integral part of the financial statements.

W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	2007	2006
Cash flows - operating activities:
Net (loss)	$ (1,198,504)	$ (1,204,726)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation	40,931	48,766
Services and settlements paid with common stock and warrants	173,725	550,417
Amortization of Prepaid Expense-Related parties	--	6,667
Interest expense – issuance of common stock	10,000	--
Interest expense – issuance of warrants	--	3,370
Interest expense – amortization of debt discount	39,210	39,216
Non-Cash Financing Fees	--	123,104
Decrease (increase) in:
Accounts receivable	116,100	132,518
Prepaid expenses	92,600	(53,567)
Other assets	127,273	206,408
Deposits	19,530	99,303
Deferred financing fees	10,334	10,333
Increase (decrease) in:
Deferred revenue	(566,491)	(97,908)
Accounts payable	331,853	25,452
Bank overdraft	90,301	--
Notes payable – related parties	193,718	153,714
Total adjustments	679,086	1,138,689
Total cash (used in) provided by operating activities	(519,418)	43,067

Cash flows - investing activities:

Purchase of fixed assets	(28,195)	(9,110)
Total cash used in investing activities	(28,195)	(9,110)

Cash flows - financing activities:
Proceeds from issuance of notes payable	740,000	101,000
Payments on long-term debt and lease obligations	(395,514)	(201,679)

Total cash provided by (used in) financing activities	344,486	(100,679)

Net (decrease) in cash	(203,127)	(66,722)
Cash - beginning of periods	205,748	272,470
Cash - end of periods	$ 2,621	$ 205,748

                                                                                                         F-4

                                                   The accompanying notes are an inegral part of the financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the twelve months ended July 31, 2007 and 2006, the Company paid $0 for taxes and $168,571 for interest and $0 for taxes and $79,532 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the twelve months ended July 31, 2007 and 2006, the Company issued 3,300,000 shares of common stock and 14,603,381 shares of common stock, respectively, for services.

During the twelve months ended July 31, 2006, the Company settled a claim against a vendor for a total of $179,200.  This settlement consisted of forgiven indebtedness of $129,200 and $50,000 of payments in kind which were used and recorded to expense. The Company also issued shares of convertible preferred stock and warrants to Wayne Root for the forgiveness of $208,000 in salary and commissions. The Company also entered into a three year capital lease for office equipment with payments of $317 per month during the year ended July 31, 2006; the principle portion of this lease, which totaled approximately $11,000, is non-cash in nature and excluded from the cash flow schedule.

                                                                                              W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT For the Years Ended July 31,2007

Series A Convertible
	Preferred	Stock	Common	Shares					Total
	No. of		No. of		Paid-In	Pre-Paid Expense	Treasury Stock	Accumulated	Stockholders
	Shares	$	Shares	$	Capital	Related Party	$	Deficit	Deficit
Balance – July 31, 2005			103,788,069	$10,380	$26,739,156	(6,667)	--	($27,501,908)	($759,039)

Issuance of stock to retire debentures	--	--	250,050	25	29,981	--	--	--	30,006
Issuance of stock for services	--	--	14,358,331	1,435	548,982	--	--	--	550,417
Issuance of preferred stock for service	462,222	46	--	--	207,954	--	--	--	208,000
Issuance of stock for cash	--	--	--	--	--	--	--	--	--
Interest expense from issuance of warrants	--	--	--	--	3,370	--	--	--	3,370
Amortization of pre-paid expense – related party	--	--	--	--	--	6,667	--	--	6,667
Issuance of warrant	--	--	--	--	109,104	--	--	--	109,104
Net (loss) for the twelve months ended July 31, 2006	--	--	--	--	--	--	--	(1,204,726)	(1,204,726)

Balance – July 31, 2006	462,222	$46	118,396,450	$11,840	$27,638,547	--	--	($28,706,634)	($1,056,201)

Issuance of stock on exercise of warrants	--	--	10,000,000	1,000	124,000	--	--	--	125,000
Issuance of stock for services	--	--	1,000,000	100	19,900	--	--	--	20,000
Issuance of treasury stock	--	--	502,500,000	50,250	--	--	(50,250)	--	--
Issuance of warrants	--	--	--	--	2,806	--	--	--	2,806
Issuance of options for services	--	--	--	--	25,920	--	--	--	25,920
Interest expense from issuance of debentures	--	--	500,000	50	9,950	--	--	--	10,000
Net (loss) for the twelve months ended July 31, 2007	--	--	--	--	--	--	--	(1,198,504)	(1,198,504)

Balance – July 31, 2007	462,222	$46	632,396,450	$63,240	$27,821,123	--	($50,250)	($29,905,138)	($2,070,979)

                                                                                                                  F-5

                                                      The accomapying notes are an integral part of the financial information.

W TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

W Technologies, Inc. and subsidiaries, formerly known as Winning Edge International, Inc. and GWIN, Inc. (the "Company") provided professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association ("NBA"), and college football and basketball games, major-league baseball, hockey, NASCAR, and golf.  It advertised such services through the production of branded television, radio, and web-based programming related to sports and gaming.  Substantially all activities of the Company were performed through its wholly-owned subsidiary, Global SportsEDGE, Inc. ("EDGE").

The Company was engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping.  Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the first and second fiscal quarters] and the remainder of the year [the third and fourth fiscal quarters].

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers PLC (“Betbrokers”).  Management of the Company had determined it was unable to fund operations and pay debts as they became due.  Management determined the Company would have to either cease operations or sell assets to a third party.  Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received

64,356,435 shares of Betbrokers stock; Betbrokers stock trades on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations.  If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record as of September 26, 2007.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -

The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION -

Our service contracts with clients vary substantially in length from a single sporting event to entire seasons.  We recognize the revenue from service contracts ratably, as the services are rendered in proportion to the total services to be provided under the contracts.  It is important to note that while revenue from service contracts is deferred and recognized as the service is delivered, the bulk of the costs associated with generating that revenue including advertising, commissions, and handicapping fees are expensed in the quarter that the service contract is generated. On July 31, 2007, the Company had received $377,294 in payment for handicapping services not rendered by that date.  This amount is recorded as a current liability.

Revenue from advertising agreements is recognized ratably over the period of the agreements. As of July 31, 2007 deferred revenue from advertising agreements was $41,667. This amount is recorded as a current liability.

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

CASH AND CASH EQUIVALENTS -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2007, the Company did not have any cash equivalents. Cash is deposited in federally insured bank accounts.

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

BASIC AND DILUTED LOSS PER COMMON SHARE -

The Company has adopted Statement of Financing Accounting Standards ("SFAS") No. 128, "Earnings Per Share."  Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  In the Company's present position diluted loss per share is the same as basic loss per share. Securities that could potentially dilute earnings per share in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2007 and the year ended July 31, 2006 the number of common stock equivalents excluded from the calculation, because they were anti-dilutive, was 22,478,033 and 30,678,053, respectively.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS -

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

ADVERTISING EXPENSES -

The Company expenses advertising costs as incurred. Advertising expenses consist primarily of costs related to the production and distribution of our television and radio programming.  Total advertising costs for the years ended July 31, 2007 and 2006 amounted to $1,547,169 and $1,373,865, respectively.

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

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2007, the Company has a loss from operations of $1,052,867, a working capital deficiency of  $2,120,243 and an accumulated deficit of  $29,905,138.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers.  Management of the Company had determined it was unable to fund operations and pay debts as they became due.  Management determined the Company would have to either cease operations or sell assets to a third party.  Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock trades on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations.  If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record as of September 26, 2007.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash with high credit quality institutions to limit its credit exposure.  At July 31, 2007 the Company had no funds in excess on insured limits at financial institutions.

(5) PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                 Accumulated

At July 31, 2007                      Cost       Depreciation      Net

                             -----------  ------------ -----------

Television Studio Set

             $172,332     $162,190   $ 10,142

Office Equipment and Other      433,895      419,779     14,116

           ------------ ------------ -----------

TOTALS                         $606,227     $581,969    $24,258

Depreciation expense, excluding assets under capital lease obligations, for the years ended July 31, 2007 and July 31, 2006 amounted to $36,824 and $44,366, respectively.

(6) DEPOSITS AND OTHER ASSETS

Deposits and other assets comprised the following:

                                                                                                                                                                  July 31

                                                              2007

Deposits with credit card processors

            $166,316

Real estate deposit

  18,105

Deposits with telephone service

   1,500

--------

Total

      $185,921

Less current portion

      (166,316)

Total deposits and other assets

  19,605

  ======

(7) LONG-TERM DEBT

Long-term debt is as follows:

       July 31,

         2007

-------------

Convertible note (13%)

    $ 181,900

Convertible notes (18%)

     541,638

Other notes (12% - 18%)

     85,000

Capital lease – current

     3,695

Capital lease – long term

      482

    ---------

Total

      812,715

Less amounts reflected as current liabilities

     (802,417)

Less current portion of debt discount

       (9,816)

---------

Less – non-current portion of debt discount

                   -0-

---------

TOTAL LONG-TERM DEBT

$ 482

        =========

Following is a summary of property held under capital leases:

Accumulated

Cost

Depreciation

   Net

--------

---------------

---------

At July 31, 2007

Office fixtures and equipment

$347,571

         $344,271

 $3,300

Depreciation of assets under capital leases charged to expense for the years ended July 31, 2007 and July 31, 2006 was $4,107 and $4,440 respectively.

Minimum future lease payments under capital leases are included as a component of long-term debt .  Payments for each of the next three fiscal years and in the aggregate are:

2008

  $3,739

2009

Thereafter

      0

Total Minimum Lease Payments

  $4,222

Less:  Amount Representing Interest

           (45)

 --------

Present Value of Net Minimum Lease Payments

                    $4,177

Less:  Current Portion

  (3,695)

 --------

Long-term portion

  $  482

 ========

Debt at July 31, 2007, excluding capital leases, matures as follows:

          2008                             802,417

          Thereafter                         --

                                          --------

        TOTAL                             $802,417

                                          ========

Debt

The 13% Convertible Note (in the original principal balance amount of $600,000) is partially secured by a security interest in certain deposits with the credit card processors of the Company (Note 6).

The scheduled short term monthly principal payment due to the lender is $18,181. At July 31, 2007 the Company was in arrears in the amount of $54,545. In connection with the sale of assets to Betbrokers the maturity date was extended and the interest rate was reset to 20%. The remaining balance of $181,900 is due in 2008. At the discretion of the Company, this note can be repaid by cash or by the issuance of common stock.

The company has $28,750 remaining principal balance (originally $115,000) on the unsecured note to a private investor originally due September 30, 2006. The Company negotiated an extension of the note to November 1, 2007 and is currently negotiating a further extension.

During the year ended July 31, 2007 the Company received a loan in the original principal balance of $655,000 at an interest rate of 18%, due June 30, 2007. The Company pledged all operating assets and 502,500,000 shares of common stock (issued to the Company as treasury shares) to secure this loan. The CEO of the Company, Wayne Allyn Root, also pledged his 462,222 Preferred Shares in the event of default. In connection with the sale of assets to Betbrokers the due date of this loan was extended to June 26, 2008.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount was changed to $65,000 and the interest rate changed to 18%.  The due date of the new loan was extended to June 30, 2008

During the year ended July 31, 2007 the Company received a loan from Director Roger Harrison in the amount of $25,000 at an interest rate of 18%, due August 31, 2007.

[8] RELATED PARTY NOTES PAYABLE

Related party notes and accounts payable are as follows:

                                                         July 31, 2007

Unsecured standby credit facility

 (16%), at July 31, 2007                                   $196,897

Due to Betbrokers

150,000

Due to CEO (Wayne Allyn Root)

 43,718

                                                          --------

Total notes                                                $390,615

                                                           --------

Less: Accrued interest on unsecured standby credit

facility

 52,275

                                                           --------

TOTAL NOTES AND ACCOUNTS PAYABLE - RELATED PARTIES         $338,340

                                                           ========

The $144,622 principal and $52,275 in interest are due on demand to Newmarket Investments, Plc, an entity which is associated with a former director of the Company.

[9] ACCOUNTS PAYABLE

Accounts payable as of July 31, 2007 is as follows:

   July 31, 2007

Trade payables

$313,711

Accrued payroll

 168,553

Accrued commissions

  41,655

Accrued interest

  17,799

Other accrued liabilities

  77,000

--------

TOTAL ACCOUNTS PAYABLE

$618,718

========

[10] STOCKHOLDERS' DEFICIT

During the years ended July 31, 2007 and 2006 the following securities activity occurred:

COMMON STOCK AND WARRANTS –

During the year ended July 31, 2007, we issued 514,000,000 shares of common stock. Included in this amount are 10,000,000 shares for exercised warrants, and 1,000,000 restricted shares issued for services rendered and 500,000 shares as consideration for loan extensions. During 2007 the Company issued 502,500,000 shares of common stock as treasury shares. These shares were placed in escrow in accordance with the CSI Business Finance, Inc. loan.

During the year ended July 31, 2006, we issued 14,603,381 shares of common stock. Included in this debt are 2,333,331 shares issued in connection with employment agreements with key officers, 250,050 to redeem debt, 12,000,000 shares for payment of services rendered. We also issued 10,000,000 shares of warrants in connection with a services rendered contract.  The value of these warrants was estimated using the Black-Scholes-Merton valuation model, and the valuation was computed as being $109,104.  This amount was expensed as a component of non-cash financing fees.

OPTIONS – At July 31, 2007 the Company had 1,500,000 options outstanding to the three independent directors at an exercise price of $0.02. At July 31, 2006 the company had no options outstanding.

WARRANTS – At July 31, 2007 the Company had 300,000 warrants outstanding to an individual at an exercise price of $0.02. These warrants were issued in accordance loan agreements.

PREFERRED STOCK - The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 we designated and issued an officer 462,222 series “A” preferred shares to redeem debt.  These preferred shares can be converted on demand for 4,622,222 shares of common stock within a three year period.  They also have preferential voting rights equivalent to 115,555,500 common shares; there are no other preferences related to these shares.

CONVERTIBLE DEBENTURES - During the fiscal year ended July 31, 2006 the Company converted convertible debentures of $25,500 for 275,050 shares.

At July 31, 2007 and July 31, 2006 the Company had a total of 9,969,900 shares underlying its outstanding convertible debentures.

OPTIONS AND WARRANTS AT JULY 31, 2007

     STOCK OPTIONS                                    Weighted-Average

                                         Shares        Exercise Price

                                        ---------     ----------------

Outstanding at July 31, 2005             1,810,000       $  0.05

Granted                                        -0-          -0-

Exercised                                      -0-          -0-

Canceled                                 1,810,000          0.05

                                         ---------          -----

Outstanding at July 31, 2006                   -0-       $  -0-

Granted                                  1,500,000          0.02

Exercised                                      -0-          -0-

Canceled                                       -0-          -0-

                                         ---------          -----

OUTSTANDING AT JULY 31, 2007             1,500,000       $   0.02

                                         =========          =====

EXERCISABLE AT JULY 31, 2007             1,500,000       $   0.02

                                         =========          =====

The following table summarizes information about stock options at July 31, 2007:

           Weighted-Average Outstanding and Exercisable Stock Options

                     Remaining      Weighted-Average

     Shares       Contractual Life  Exercise Price

      ---------      ----------------     --------------

1,500,000            3 years           $0.02

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     WARRANTS                                       Weighted-Average

                                         Shares     Exercise Price

                                        ----------  ----------------

Outstanding at July 31, 2005            8,569,667       $ .28

Granted                                10,000,000         .02

Exercised                              (0)        .00

Canceled                               (2,483,734)        .36

OUTSTANDING AT JULY 31,2006            16,085,933      $  .08

                                        ----------      -----

EXERCISABLE AT JULY 31,2006            16,085,933      $  .08

                                        ----------      -----

                                        ----------      -----

Outstanding at July 31, 2006            16,085,933        .08

Granted                                    300,000        .02

Exercised                              (10,000,000)       .01

Canceled                               (1,486,266)       .08

OUTSTANDING AT JULY 31,2007              4,899,667      $ .03

                                        ----------      -----

EXERCISABLE AT JULY 31,2007              4,899,667      $ .03

The following table summarizes information about warrants at July 31, 2007:

             Weighted-Average Outstanding and Exercisable Warrants

                       Remaining      Weighted-Average   Weighted-Average

Exercise Prices        Warrants       Contractual Life    Exercise Price

---------------        ---------      ----------------   ----------------

$0.02 - $ .46          4,899,667           3 years             $0.03

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.

At July 31, 2007 the Company had a total of 9,969,900 shares underlying its convertible debentures and these shares are included in the fully diluted shares outstanding of 150,888,237.

[11] PROVISION FOR INCOME TAXES

At July 31, 2007, the Company had generated tax operating losses (assuming all operating loss carry-forwards will be available) that total approximately $17,000,000. Such loss carry-forwards will expire at various dates through 2027.  At July 31, 2007, based on the amount of operating loss carry-forwards, the Company would have had a deferred tax asset of approximately $7,100,000.  Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of $7,100,000 has been established.  This allowance includes an increase of $400,000 related to operations during the year ended July 31, 2007. Accordingly, no net deferred tax asset is reflected in these financial statements.

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

As part of a previous acquisition, the Company acquired net operating losses of approximately $10,640,000.  Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $240,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2007, the Company would have a deferred tax asset of approximately $77,000 from these acquired losses.

Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of approximately $77,000 has been established.  This allowance includes a decrease of approximately $5,000 related to the expiration of acquired operating losses. Accordingly, no net deferred tax asset is reflected in these financial statements.

[12] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

[13] COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES -

Minimum future lease payments under capital leases are included as a component of long-term debt (see Note 7). This lease was assigned to Betbrokers as part of the asset sale.

OPERATING LEASES – At July 31, 2007, the Company has one operating lease for office space that expires in January 2010.  .  The lease has a monthly payment obligation of $14,521 increasing annually, based on the CPI.

Approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of July 31, 2006 are as follows:

Year ending

 Operating

July 31,

   Leases

--------------

------------

2008

   174,252

2009

   174,252

Thereafter

    87,126

-------------

Total

        $ 435,630

=============

Rent expense for the years ended July 31, 2007 and July 31, 2006 was $186,773 and $151,961, respectively, and was charged to operations.  This lease was assigned to Betbrokers as part of the asset sale.

[14] LEGAL MATTERS

   The Company previously owned a patent (U.S. Patent # 6,260,019 – Web-based Prediction Marketplace) that is a method and apparatus for facilitating electronic commerce between suppliers of predictions and consumers of predictions which it believes is being infringed by many of its competitors.  This patent was assigned to Betbrokers as part of the asset sale.  The Company has entered into a licensing and patent enforcement agreement with General Patent Corporation International (“GPCI”) to license and defend the Company’s patent. In August of 2006 the Company, through GPCI, filed lawsuits against certain companies and individuals to enforce the patent which claimed infringement and sought damages on the unauthorized use of the Company’s proprietary technology.  Any amounts received from the settlement or successful litigation of these claims would be for the benefit of Betbrokers.

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.

[15] FAIR VALUE OF FINANCIAL INSTRUMENTS

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

[16] SUBSEQUENT EVENT

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the operations of EDGE Inc., to Betbrokers.  Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt at maturity.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations.  If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record on September 26, 2007. All subsequent transactions would be ignored in a distribution.

 In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged 502,500,000 shares of Common Stock in the event of default.  CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default. On September 26, 2007 the company amended the loan to extend for nine months, secured by 10,000,000 shares of Betbrokers stock. As of October 1,2007 the outstanding balance on the note was $456,522.

On September 26, 2007 the company amended the existing Laurus Master Fund, Ltd note for 11 months and changing the interest rate from 13% to 20%. As of October 1, 2007 the outstanding balance on the note was $181,818.

In connection with the sale of assets to Betbrokers the principal amount of the Wright note was changed to $65,000 and the interest rate changed to 18%.  The due date of the new loan was extended to June 30, 2008.