Form 10QSB
period 2007-10-31
W Technologies, Inc.
filed 2007-12-17
CIK 924396

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2007

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13

             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

                       Commission File Number 000-24520

                              W  Technologies, Inc.

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

                               Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock as of November 1, 2007: Common Stock, $.0001 Par Value 129,896,450 shares.  The Company also has 502,500,000 shares issued to its treasury as security  under the terms of a note payable. These shares would not become outstanding unless the Company defaults on the term of this note.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]

                              W Technologies, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION ..................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at October 31, 2007

        (Unaudited) ..............................................    3

        Consolidated Statements of Operations for the three

        months ended October 31, 2007 and 2006(Unaudited)......      4

        Consolidated Statements of Cash Flows for the

        three months ended October 31, 2007 and 2006

        (Unaudited).............................................     5

        Notes to Financial Statements...........................     6

     Item 2. Management's Discussion and Analysis or Plan

     Item 2. Unregistered Sales of equity Securities and Use

             of Proceeds .......................................    15

     Item 3. Defaults Upon Senior Securities ...................    15

     Item 4. Submission of Matters to a Vote of Securities

PART 1:

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
October 31, 2007

ASSETS

Current assets:
Cash	$ 21,932
Deferred financing fees	47,755
Available for sale securities	1,798,687
Total current assets	1,868,374

Total assets	$ 1,868,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 734,093
Cash overdrafts	116,323
Accounts payable – related parties	219,097
Accounts payable	561,624
Total current liabilities	1,631,137

Total liabilities	1,631,137
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 632,396,450 issued and 129,896,450 outstanding	63,240
Additional paid in capital	27,821,123
Treasury stock	(50,250)
Accumulated deficit	(27,596,922)
Total stockholders’ equity	237,237
Total liabilities and stockholders’ equity	$ 1,868,374

W TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31
	2007	2006

Settlement income	$ 9,036	$ --
Interest (expense), including amortization of debt discount	(47,680)	(39,110)
Interest (expense) – related parties	(5,895)	(5,816)
(Loss) from continuing operations	(44,539)	(44,926)
Income (Loss) from discontinued operations, net of tax	2,352,753	(623,542)
Income tax expense	--	--

Net income (loss)	$ 2,308,214	$ (668,468)

Basic income (loss) per share of common stock
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.02	(0.01)
	$0.02	$(0.01)

Diluted income (loss) per share of common stock
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.02	(0.01)
	$0.02	$(0.01)

Basic weighted shares of common stock outstanding	129,896,450	121,857,988
Diluted weighted shares of common stock outstanding	134,518,672	121,857,988

W TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended October 31
	2007	2006
Cash flows –operations
Net income (loss)	$ 2,308,214	$ (668,468)
Adjustments to reconcile net income (loss) to cash used in operations:
Gain on sale of operations	(2,368,340)	--
Interest expense amortization of debt discount	9,817	9,805
Amortization of deferred financing fees	9,782	2,583
Increase (decrease) in:
Accounts payable	(44,053)	--
Cash (used in) discontinued operations	(481,557)	(294,653)
Total adjustments	(2,874,351)	(282,265)
Total cash (used in) operations	(566,137)	(950,733)

Cash flows - investing activities:
Sale of securities	639,270	--
Total cash provided by investing activities	639,270	--

Cash flows - financing activities:
Cash overdrafts	26,022	45,430
Proceeds from issuance of notes payable	--	655,000
Payments on long-term debt and lease obligations	(79,844)	(55,445)
Proceeds from the sale of stock	--	100,000
Total cash (used in) provided by financing activities	(53,822)	744,985

Net increase (decrease) in cash	19,311	(205,748)
Cash - beginning of the periods	2,621	205,748
Cash - end of the periods	$ 21,932	$ --
5

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended October 31, 2007 and 2006, the Company paid $0 for taxes and $32,207 for interest and $0 for taxes and $29,870 for interest, respectively.

The Company issued 991,000 shares of restricted Betbrokers stock as payment for debt restructuring costs.  These shares were valued at $49,954, and capitalized as deferred financing fees that are being amortized over the period of the extension.

The accompanying notes are an integral part of the consolidated financial statements.

                    W Technologies, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - Organization and Operations

W Technologies, Inc., formally known as Winning Edge International, Inc. and GWIN, Inc. (the "Company"), is headquartered in Las Vegas, Nevada.  The Company sold all of its operating assets to Betbrokers, PLC. (“Betbrokers”) and discontinued its operations.  The Company is now in the process of settling outstanding debts and liabilities with the proceeds of the asset sale.  Once all debts are settled, the Company will evaluate whether to seek a new business opportunity through an acquisition or to dissolve.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock which trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations. If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record as of September 26, 2007.

As of October 31, 2007 out of the 64,356,435 restricted shares of BetBrokers stock received, a total of 35,680,664 are owned by the Company, including 11,250,000 shares held by lenders. The Company returned 15,000,000 shares of the stock to Betbrokers in lieu of a $500,000 payment required to fund the contractually agreed minimum working capital for the assets sold. Additionally, the company sold 12,684,771 restricted shares of Betbrokers stock to a UK private investor realizing net proceeds of $639,270 and no profit or loss. The sale was facilitated by a related party and director of the Company who is based in the UK.  This director was paid a commission for facilitating the sale in the amount of 16% of the gross proceeds; the commission is in line with similar transactions involving private party stock sales of restricted AIM stock. The proceeds were used to fund operations and settle liabilities. Additionally, 991,000 shares of restricted Betbrokers stock was used as payment for debt restructuring costs valued at $49,954.

NOTE 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2007. The results of the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

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

The Company has valued the Betbrokers stock at the estimated net realizable value if sold on the balance sheet date, based upon amounts realized in contemporaneous sales and debt settlement transactions as described in Note 1. This estimated fair market value is less than the bid-and-asked quotations available for unrestricted shares of Betbrokers’ stock on the London Stock Exchange Alternative Investment Market because these shares are unregistered, the sale of these shares is currently restricted. There has been no change in the estimated net realizable value of these shares since they have been received by the Company.

      If management is able to settle all existing debts, management may seek other business opportunities.  At this time, the nature and timing of any such opportunities is unknown and may not come to fruition.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Global SportsEDGE Inc., as well as several inactive subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive.  For the three months ended October 31, 2007 and 2006, the number of anti-dilutive common stock equivalents excluded from the calculation was 6,399,667 and 25,678,053 respectively.

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

Settlement Income - During the three months ended October 31, 2007, the Company reached a settlement with a vendor related to previously provided services.  Under the terms of this settlement, amounts payable by the Company totaling $9,036 were forgiven.  The Company recorded settlement income of $9,036 related to this matter.

Preferred Stock - At October 31, 2007 the Company had 462,222 preferred shares outstanding. The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 the C0mpany designated and issued an officer 462,222 series “A” preferred shares to redeem debt.  These preferred shares can be converted on demand for 4,622,222 shares of common stock within a three year period.  They also have preferential voting rights equivalent to 115,555,500 common shares; there are no other preferences related to these shares.

Common Stock - During the three month period ended October 31, 2007 the Company issued no shares of common stock.

Debt - In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. As of October 31, 2007 the outstanding balance on the note was $456,522.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, and is delinquent. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extent the term for 11 months and to change the interest rate from 13% to 20%. As of October 31, 2007 the outstanding balance on the note was $168,821.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies was pledged as collateral in the event of default. As of October 31, 2007 the outstanding balance on the note was $55,000.

The Company has $28,750 remaining principal balance (originally $115,000)on the unsecured note to a private investor originally due September 30, 2006. The Company negotiated an extension of the note to November 1, 2007 and is currently negotiating a further extension.

NOTE 3 - Going Concern and Discontinued Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit of $27,596,922 at October 31, 2007 and has no current sources of revenue.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. Operating results from the business sold is classified as discontinued operations for all periods presented. Revenues from discontinued operations for the periods ended October 31, 2007 and 2006 were $1,153,118 and $1,981,312 respectively. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

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

NOTE 5 - Tax Expense

The Company has not accrued income tax expense for the periods ended October 31, 2007 and 2006 at its statutory rates due to unused net operating losses and acquired net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Total revenues for the three months ended October 31, 2007 were $1,153,118 compared to total revenues for the three months ended October 31, 2006 which were $1,981,312. All these revenues were from discontinued operations. This 42% decrease is due to the sale of operations at September 26, 2007 and not having a full three months in the current period.

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

SUMMARY OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

Cash increased approximately $19,311 during the three months ended October 31, 2007.  The increase was a result of the proceeds from stock sales, net of operating loss of $60,126.

OPERATING ACTIVITIES

Net cash used by operating activities increased from $950,733 in the three months ended October 31, 2006 to $566,137 in the three months ended October 31, 2007.  The primary reason was the discontinuation of operations in the three months ended October 31, 2007. Net income was the result of a gain on the sale of assets of $2,308,214, though these proceeds were received as shares of stock, not cash..  Without the gain on sale of assets, we would have had a loss.

INVESTING ACTIVITIES

Net cash provided by investing activities increased from $0 during the three months ended October 31, 2006 to $639,270 during the three months ended October 31, 2007 because of the sale of Betbrokers stock received in the sale of assets.

FINANCING ACTIVITIES

Financing activities used net cash of $53,822 during the three months ended October 31, 2007 and provided net cash of $744,985 during the three months ended October 31, 2006, a net decrease of $798,807.  Included in the amount for the three months ended October 31, 2006, was $655,000 received on the issuance of notes payable and $100,000 received on the redemption of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital as of October 31, 2007 was $237,237, as compared to a working capital deficit of $1,706,922 as of October 31, 2006. The increase in working capital is the result of the asset sale.  Even with a positive working capital position, there is no assurance we will be able to receive sufficient proceeds from the sale of Betbrokers’ stock to cover existing and ongoing debts and expenses.

FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, our present financial condition, the risks and uncertainties concerning the availability of additional capital as and when required, the risks and uncertainties concerning general economic conditions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2007.

(b)  There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

Inapplicable

ITEM 6.  EXHIBITS.

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

                                       W Technologies, Inc.

                                      (Registrant)

Dated: December 17, 2007              By:/s/ Jeffrey Johnson

                                         Jeffrey Johnson

                                         Chief Financial Officer

Dated: December 17, 2007              By:/s/ Wayne Allyn Root

                                         Wayne Allyn Root

                                         Chairman and Chief Executive

                                         Officer