Form 10QSB
period 2008-01-31
W Technologies, Inc.
filed 2008-03-12
CIK 924396

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2008

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

The number of shares outstanding of the issuer's Common Stock as of February 1, 2008: Common Stock, $.0001 Par Value 129,896,450 shares.  The Company also has 502,500,000 shares issued to its treasury as security under the terms of a note payable. These shares would not become outstanding unless the Company defaults on the term of this note.  The Company has not made the last required payment on the notes secured by the 502,500,000 shares and has received a notice of default from the lender.  The Company does not have the funds to cure this default and if another settlement cannot be reached these shares will be issued to the lender resulting in substantial dilution to current shareholders and transfer voting control of the Company to the lender.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]

                              W Technologies, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION ..................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at January 31, 2008

        (Unaudited) ..............................................    3

        Consolidated Statements of Operations for the three and six month periods ended January 31, 2008 and 2007

  (Unaudited)......

   4

        Consolidated Statements of Cash Flows for the

        six month periods ended January 31, 2008 and 2007

        (Unaudited).............................................     5

        Notes to Financial Statements...........................     6

     Item 2. Management's Discussion and Analysis or Plan

     Item 2. Unregistered Sales of equity Securities and Use

             of Proceeds .......................................    11

     Item 3. Defaults Upon Senior Securities ...................    11

     Item 4. Submission of Matters to a Vote of Securities

PART 1:

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. PARENT BALANCE SHEET (Unaudited)
January 31, 2008

ASSETS

Current assets:
Cash	$ --
Deferred financial fees	30,784
Available for sale securities	1,347,778
Total current assets	1,378,562

Total assets	$ 1,378,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 712,000
Cash overdrafts	124,083
Accounts payable – related parties	227,403
Accounts payable	475,151
Total current liabilities	1,538,637

Total liabilities	1,538,637
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 118,396,450 issued and outstanding	63,240
Additional paid in capital	27,821,123
Treasury stock	(50,250)
Unrealized loss in available for sale securities	(359,323)
Accumulated deficit	(27,634,911)
Total stockholders’ equity	(160,075)
Total liabilities and stockholders’ equity	$ 1,378,562

                   The accompanying notes are an integral part of the unaudited financial statements.

W TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS

(Unaudited)

Three Months ended January 31,	Six months ended January 31,
	2008	2007	2008	2007

Settlement income	$ 32,313	$ --	$ 41,349	$ --
Interest (expense), including amortization of debt discount	(50,423)	(52,397)	(98,103)	(91,507)
Other non-cash cost of financing	--	(10,000)	--	(10,000)
Interest (expense) – related parties	(5,817)	(5,817)	(11,712)	(11,633)
Professional fees (expense)	(15,000)	--	(15,000)	--
Other (expense)	(40,847)	--	(40,847)	--
(Loss) from continuing operations	(79,774)	(62,984)	(124,313)	(113,140)
Income (loss) from discontinued operations, net of tax	41,786	373,033	2,394,542	(245,280)
Income tax expense	--	--	--	--
Net income (loss)	$ (37,988)	$ 310,049	$ 2,270,229	$ (358,420)

Basic Income (loss) per share of common stock
Continuing operations	$ (0.00)	$ 0.00	$ 0.00	$ 0.00
Discontinued operations	0.00	0.01	0.02	(0.01)
Basic and diluted income (loss) per share of common stock	$ (0.00)	$ 0.01	$ 0.02	$ 0.00

Basic weighted shares of common stock outstanding	129,896,450	124,632,714	129,896,450	123,217,879
Diluted weighted shares of common stock outstanding	134,518,670	129,254,934	134,518,670	127,840,099

                                              The accompanying notes are an integral part of the unaudited financial statements.

W TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months ended January 31,
	2008	2007
Cash flows - operating activities:
Net income (loss)	$ 2,270,226	$ (358,420)
Adjustments to reconcile net (loss) to net cash used in operations:
Gain on sale of operations	(2,394,542)	--
Interest expense – amortization of debt discount	9,817	19,611
Amortization of deferred financing fees	26,753	--
Increase (decrease) in:
Accounts payable	(72,140)	25,474
Cash (used in) discontinued operations	(505,439)	(351,809)
Total adjustments	(2,935,551)	(306,724)
Total cash (used in) operations	(665,322)	(665,144)

Cash flows - investing activities:
Sale of securities	730,856	--
Cash (used in) discontinued operations	--	(28,195)
Total cash provided by (used in) investing activities	730,856	(28,195)

Cash flows - financing activities:
Cash overdraft	33,782	--
Proceeds from issuance of notes payable	--	655,000
Payments on long-term debt and lease obligations	(101,937)	(168,391)
Proceeds from exercise of warrants	--	100,000
Total cash provided by (used in) financing activities	(68,155)	586,609

Net increase (decrease) in cash	(2,621)	(106,730)
Cash - beginning of the periods	2,621	205,748
Cash - end of the periods	$ --	$ 99,018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         For the six months ended January 31, 2008 and 2007, the Company paid $0 for taxes and $43,397 for interest and $0 for taxes and $72,546 for interest, respectively.

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

As of January 31, 2008 out of the 64,356,435 restricted shares of BetBrokers stock received, a total of 33,863,769 are owned by the Company, including 11,250,000 shares held by lenders. The Company returned 15,000,000 shares of the stock to Betbrokers in lieu of a $500,000 payment required to fund the contractually agreed minimum working capital for the assets sold. Additionally, the company sold 13,003,332 restricted shares of Betbrokers stock to a UK private investor realizing net proceeds of $730,856. The sale was facilitated by a related party and director of the Company who is based in the UK.  This director was paid a commission for facilitating the sale in the amount of 16% of the gross proceeds; the commission is in line with similar transactions involving private party stock sales of restricted AIM stock. The proceeds were used to fund operations and settle liabilities. Additionally, 991,000 shares of restricted Betbrokers stock was used as payment for debt restructuring costs valued at $49,954.

NOTE 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2007. The results of the three and six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

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

The Company has valued the Betbrokers stock at the estimated net realizable value if sold on the balance sheet date, based upon amounts realized in contemporaneous sales and debt settlement transactions as described in Note 1. At January 31, 2008, this estimated fair market value is the bid-and-asked quotations available for unrestricted shares of Betbrokers’ stock on the London Stock Exchange Alternative Investment Market, however, the sale of these shares is currently restricted by contract potentially affecting the liquidity of the shares and the eventual amount receivable on the sale of the shares. There has been an unrealized loss on these shares of $359,323 during the three months ended January 31, 2008.

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

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive.  For the six months ended January 31, 2008 and 2007, the number of anti-dilutive common stock equivalents excluded from the calculation was 6,399,667 and 27,178,053 respectively.

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

Settlement Income - During the six months ended January 31, 2008, the Company reached settlements with vendors related to previously provided services.  Under the terms of these settlements, amounts payable by the Company totaling $33,657 were forgiven.  The Company recorded settlement income of $33,657 related to this matter.

   Preferred Stock - At January 31, 2008 the Company had 462,222 preferred shares outstanding. The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 the C0mpany designated and issued an officer 462,222 series “A” preferred shares to redeem debt.  These preferred shares can be converted on demand for 4,622,220 shares of common stock within a three year period.  They also have preferential voting rights equivalent to 115,555,500 common shares; there are no other preferences related to these shares.

Common Stock - During the six month period ended January 31, 2008 the Company issued no shares of common stock.

Debt - In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. As of January 31, 2008 the outstanding balance on the note was $456,522.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, and is delinquent. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extent the term for 11 months and to change the interest rate from 13% to 20%. As of January 31, 2008 the outstanding balance on the note was $146,728.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies was pledged as collateral in the event of default. As of January 31, 2008 the outstanding balance on the note was $55,000.

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

   The Company has an accumulated deficit of $27,634,911 at January 31, 2008 and has no current sources of revenue.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. Operating results from the business sold is classified as discontinued operations for all periods presented. Revenues from discontinued operations for the periods ended January 31, 2008 and 2007 were $1,153,118 and $4,646,052 respectively. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

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

NOTE 5 - Tax Expense

The Company has not accrued income tax expense for the periods ended January 31, 2008 and 2007 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock which trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations. If the Company is able to successfully settle existing obligations, the Company will distribute any remaining assets to the Company’s shareholders of record as of September 26, 2007.  At this time, management is not hopeful that any funds will be available for distribution to shareholders.  Additionally, management is becoming more concerned about the ability to continue to pay ongoing obligations and past due obligations.  If the Company is not able to renegotiate terms of current debt, the Company may be forced to completely close all operations and terminate all further SEC reporting.  This would result in the loss of the Company’s OTC Bulletin Board listing.

Total revenues for the six months ended January 31, 2008 were $1,153,118 compared to total revenues for the six months ended January 31, 2007 which were $4,646,052. All these revenues were from discontinued operations. This 42% decrease is due to the sale of operations at September 26, 2007 and not having a full six months in the current period.

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

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2008

Cash decreased approximately $2,621 during the six months ended January 31, 2008.

OPERATING ACTIVITIES

Net cash used by operating activities increased from $665,144 in the six months ended January 31, 2007 to $665,322 in the six months ended January 31, 2008.  The primary reason was the discontinuation of operations in September 2007. Net income was the result of a gain on the sale of assets of $2,394,542, though these proceeds were received as shares of stock, not cash..  Without the gain on sale of assets, we would have had a loss.

INVESTING ACTIVITIES

Net cash provided by investing activities increased from $28,195 cash used during the six months ended January 31, 2008 to $730,856 during the six months ended January 31, 2008 because of the sale of Betbrokers stock received in the sale of assets.

FINANCING ACTIVITIES

Financing activities used net cash of $68,155 during the six months ended January 31, 2008 and provided net cash of $586,609 during the three months ended January 31, 2007, a net decrease of $654,764.  Included in the amount for the six months ended January 31, 2007, was $655,000 received on the issuance of notes payable and $100,000 received on the redemption of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of January 31, 2008 was $140,767, as compared to $1,322,539 as of January 31, 2007. The decrease in working capital deficit is the result of the asset sale.

   There is no assurance we will be able to receive sufficient proceeds from the sale of Betbrokers’ stock to cover existing and ongoing debts and expenses.  With the only asset of the Company being the Betbrokers’ stock, which is currently restricted from being sold, the Company is experiencing significant liquidity issues.  These liquidity issues include not being able to pay ongoing expenses or past due notes and obligations.  If the Company is not able to obtain some liquidity, either from loans or from private sales of Betbrokers’ stock, the Company may be forced to cease all activity and seek bankruptcy protection.  Additionally, the Company may be forced to stop all payments to third parties which would force it to not be able to continue with its SEC reporting obligations and result in it being delisted from the OTC Bulletin Board.

   The inability to pay ongoing operations may also result in defaults on loans which would result in shares used as security on the loans being received by lenders.  Currently, 502,000,000 shares of the Company are subject to security interest for notes.  The Company has received default notices on these notes and the Company does not have the funds to cure the default.  If the Company defaults on these notes, the holder of the notes would receive 502,000,000 shares of the Company’s common stock which would substantially dilute all current shareholders.  These same note holders also hold a security interest in our preferred stock which could result in additional voting rights for the holders of the note if a default occurs.  Currently, the Company does not have the funds to cure the defaults and it is likely the shares will be issued to the lender which will result in substantial dilution to current shareholders and effectively give the lender voting control over the Company.  The lender would be able to control the vote on any matters brought before shareholders and would be able to elect new directors of the Company.

   With the amount of debt owed by the Company, it is looking less likely that any shareholders will receive distributions related to the Betbrokers’ stock.  Additionally, it is becoming increasingly more difficult for the Company to maintain its corporate status and SEC filing requirements.  Combined with the potential default on notes, current shareholders likely will be diluted with the issuance of additional shares and with the decrease in the value of the Betbrokers’ stock, it is not likely that current shareholders will receive any distributions from the Betbrokers’ stock.

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

(b)  There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       W Technologies, Inc.

                                      (Registrant)

Dated: March 12, 2008              By:/s/ Wayne Allyn Root

                                         Wayne Allyn Root

                                         Chief Financial Officer

Dated: March 12, 2008              By:/s/ Wayne Allyn Root

                                         Wayne Allyn Root

                                         Chairman and Chief Executive

                                         Officer