Form 10QSB
period 2008-04-30
W Technologies, Inc.
filed 2008-06-16
CIK 924396

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2008

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

The number of shares outstanding of the issuer's Common Stock as of May 1, 2008: Common Stock, $.0001 Par Value 129,896,450 shares.  The Company also has 502,500,000 shares issued to its treasury as security under the terms of a note payable. These shares would not become outstanding unless the Company defaults on the term of this note.    The Company does not have the funds to pay this note and if these shares are issued to the lender substantial dilution to current shareholders and a transfer of voting control of the Company to the lender would occur.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]  No [X]

                              W Technologies, Inc.

                            Index to Form 10-QSB

                                                                   Page

Part I - FINANCIAL INFORMATION ..................................     3

     Item 1. Financial Statements ..............................     3

        Consolidated Balance Sheet at April 30, 2008

        (Unaudited) .............................................     3

        Consolidated Statements of Operations for the three and nine month periods ended April 30, 2008 and 2007

        (Unaudited).............................................     4

        Consolidated Statements of Cash Flows for the

        nine month periods ended April 30, 2008 and 2007

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

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
April 30, 2008

ASSETS

Current assets:
Cash	$ 2,120
Deferred financial fees	8,261
Available for sale securities	931,254
Total current assets	941,635

Total assets	$ 941,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 5,248
Accounts payable – related parties	333,835
Accounts payable	510,164
Total current liabilities	1,609,247

Total liabilities	1,609,247
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 632,396,450 issued, of which 502,500,000 are Treasury shares	63,240
Additional paid in capital	27,821,123
Treasury stock	(50,250)
Unrealized loss in available for sale securities	(775,847)
Accumulated deficit	(27,725,924)
Total stockholders’ equity	(667,612)
Total liabilities and stockholders’ equity	$ 941,635

                   The accompanying notes are an integral part of the unaudited financial statements.

W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007

Settlement income	$ 1,020	$ --	$ 42,369	$ --
Interest (expense), including amortization of debt discount	(55,670)	(48,100)	(153,773)	(139,607)
Other non-cash cost of financing	--	--	--	(10,000)
Interest (expense) – related parties	(5,690)	(5,627)	(17,402)	(17,260)
Professional fees (expense)	(35,465)	--	(50,465)	--
Other (expense)	--	--	(40,847)	--
(Loss) from continuing operations	(95,805)	(53,727)	(220,118)	(166,867)
Income (loss) from discontinued operations, net of tax	4,792	27,957	2,399,333	(273,239)
Income tax expense	--	--	--	--
Net income (loss)	$ (91,013)	$ (81,684)	$ 2,179.215	$ (440,106)

Basic Income (loss) per share of common stock
Continuing operations	$ (0.00)	$ 0.00	$ 0.00	$ 0.00
Discontinued operations	0.00	0.01	0.02	(0.01)
Basic and diluted income (loss) per share of common stock	$ (0.00)	$ 0.01	$ 0.02	$ 0.00

Basic weighted shares of common stock outstanding	129,896,450	124,632,714	129,896,450	123,217,879
Diluted weighted shares of common stock outstanding	134,518,670	129,254,934	134,518,670	127,840,099

                                              The accompanying notes are an integral part of the unaudited financial statements.

W TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended April 30,
	2008	2007
Cash flows - operating activities:
Net income (loss)	$ 2,179,215	$ (440,106)

Adjustments to reconcile net (loss) to net cash used in operations:
Gain on sale of operations	(2,390,323)	--
Interest expense – amortization of debt discount	9,816	30,209
Amortization of deferred financing fees	45,152	--
Increase (decrease) in:
Accounts payable	(60,149)	38,559
Cash (used in) discontinued operations	(498,992)	(387,980)
Total adjustments	(2,894,496)	(456,748)
Total cash (used in) operations	(715,282)	(896,854)

Cash flows - investing activities:
Sale of securities	780,810	--
Cash (used in) discontinued operations	--	(46,048)
Total cash provided by (used in) investing activities	780,810	(46,048)

Cash flows - financing activities:
Proceeds from issuance of notes payable	785,339	715,000
Payments on long-term debt and lease obligations	(851,368)	(252,584)
Proceeds from exercise of warrants	--	100,000
Total cash provided by (used in) financing activities	(66,029)	586,609

Net increase (decrease) in cash	(501)	(288,390)
Cash - beginning of the periods	2,621	205,748
Cash - end of the periods	$ 2,120	$ (82,642)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended April 30, 2008 and 2007, the Company paid $0 for taxes and $94,680 for interest and $0 for taxes and $72,546 for interest, respectively.

The Company issued 991,000 shares of restricted Betbrokers' stock as payment for debt restructuring costs.  These shares were valued at $49,954, and capitalized as deferred financing fees that are being amortized over the period of the extension.

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

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock which trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations. If the Company is able to successfully settle existing obligations, the Company will distribute any remaining proceeds of the Betbrokers’ stock sale to the Company’s shareholders of record as of September 26, 2007.

As of April 30, 2008 out of the 64,356,435 restricted shares of BetBrokers' stock received, a total of 33,863,769 are owned by the Company, including 11,250,000 shares held by lenders. The Company returned 15,000,000 shares of the stock to Betbrokers in lieu of a $500,000 payment required to fund the contractually agreed minimum working capital for the assets sold. Additionally, the company sold 13,003,332 restricted shares of Betbrokers stock to a UK private investor realizing net proceeds of $730,856. The sale was facilitated by a related party and director of the Company who is based in the UK. This director was paid a commission for facilitating the sale in the amount of 16% of the gross proceeds. The proceeds were used to fund operations and settle liabilities. Additionally, 991,000 shares of restricted Betbrokers stock was used as payment for debt restructuring costs valued at $49,954.

NOTE 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2007. The results of the three and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

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

The Company has valued the Betbrokers stock at the estimated net realizable value if sold on the balance sheet date, based upon market quotations. At April 30, 2008, this estimated fair market value is the bid-and-asked quotations available for unrestricted shares of Betbrokers’ stock on the London Stock Exchange Alternative Investment Market, however, the sale of these shares is currently restricted by contract potentially affecting the liquidity of the shares and the eventual amount receivable on the sale of the shares. There has been an unrealized loss on these shares of $775,847 during the nine months ended April 30, 2008.

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

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive.  For the nine months ended April 30, 2008 and 2007, the number of anti-dilutive common stock equivalents excluded from the calculation was 6,399,667 and 27,318,053 respectively.

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

Settlement Income - During the nine months ended April 30, 2008, the Company reached settlements with vendors related to previously provided services.  Under the terms of these settlements, amounts payable by the Company totaling $48,130 were forgiven.  The Company recorded settlement income of $42,369 related to this matter.

Preferred Stock - At April 30, 2008 the Company had 462,222 preferred shares outstanding. The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 the Company designated and issued an officer 462,222 series “A” preferred shares to redeem debt. These preferred shares can be converted on demand for 4,622,220 shares of common stock within a three year period.  They also have preferential voting rights equivalent to 115,555,500 common shares; there are no other preferences related to these shares.

Common Stock - During the nine month period ended April 30, 2008 the Company issued no shares of common stock.

Debt - In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. At April 1, 2008 this note was renewed with a due date of November 7, 2008. At the same time the $28,750 remaining principal balance of a note to a private investor was included in this note. Also included in this note was all accrued interest for both notes as of April 1, 2008. As of April 30, 2008 the outstanding balance on the note was $538,520.  As part of the note, the Company agreed to pledge 21,115,436 shares of Betbrokers PLC stock  to secure  the note.  The pledge Betbrokers’ stock represents almost all of the shares of Betbrokers still held by the Company.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, and is delinquent. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extent the term for 11 months and to change the interest rate from 13% to 20%. As of April 30, 2008 the outstanding balance on the note was $146,728.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies was pledged as collateral in the event of default. As of April 30, 2008 the outstanding balance on the note was $55,000.

NOTE 3 - Going Concern and Discontinued Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit of $27,725,924 at April 30, 2008 and has no current sources of revenue.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. Operating results from the business sold is classified as discontinued operations for all periods presented. Revenues from discontinued operations for the periods ended April 30, 2008 and 2007 were $1,122,098 and $5,739,827 respectively. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

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

NOTE 5 - Tax Expense

The Company has not accrued income tax expense for the periods ended April 30, 2008 and 2007 at its statutory rates due to unused net operating losses and acquired net operating losses.

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

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt.  Management determined the Company would have to either cease operations or sell assets to a third party.  The Company was able to locate a buyer for the Company’s operating assets and completed the sale effective September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock which trades on the London Stock Exchange Alternative Investment Market known as the “AIM.”  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  The Company is now in the process of settling its outstanding obligations. If the Company is able to successfully settle existing obligations, the Company will distribute any remaining proceeds from the sale of the Betbrokers' stock to the Company’s shareholders of record as of September 26, 2007.  At this time, management is not hopeful that any funds will be available for distribution to shareholders.  Additionally, management is becoming more concerned about the ability to continue to pay ongoing obligations and past due obligations.  If the Company is not able to renegotiate terms of current debt, the Company may be forced to completely close all operations and terminate all further SEC reporting.  This would result in the loss of the Company’s OTC Bulletin Board listing.

Total revenues for the nine months ended April 30, 2008 were $1,122,098 compared to total revenues for the nine months ended April 30, 2007 which were $5,739,827. All these revenues were from discontinued operations. This 80% decrease is due to the sale of operations at September 26, 2007.

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

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2008

Cash decreased approximately $501 during the nine months ended April 30, 2008. With the termination of operations in September 2007, the Company does not expect to receive any more revenues and the only cash it will receive is from the liquidation of assets, which primarily consist of its Betbrokers’ stock. The Company anticipates that it will continue to suffer from cash and liquidity shortages until it is able to sell some of the Betbrokers’ stock. Even with sales of Betbrokers’ stock, the Company has more obligations then it can currently pay or, based on current prices of Betbrokers’ stock, could expect to receive from any stock sales.  Additionally, almost all of the Betbrokers’ stock is pledge as security on a note.  As part of the agreement covering the note and pledge of Betbrokers’ stock, proceeds of any Betbrokers’ stock sale will primarily be used to pay down obligations on the note.  All Betbrokers’ stock is also subject to a one year holding period which does not expire until the end of September 2008, making it difficult for the Company to obtain capital to pay ongoing expenses.

OPERATING ACTIVITIES

Net cash used by operating activities decreased from $896,854 in the nine months ended April 30, 2007 to $715,282 in the nine months ended April 30, 2008.  The primary reason was the discontinuation of operations in September 2007. Net income was the result of a gain on the sale of assets of $2,390,323, though these proceeds were received as shares of stock, not cash. Without the gain on sale of assets, we would have had a loss.

INVESTING ACTIVITIES

Net cash provided by investing activities increased from $780,810 cash provided during the nine months ended April 30, 2008 to $46,048 cash used during the nine months ended April 30, 2007 because of the sale of Betbrokers stock received in the sale of assets.

FINANCING ACTIVITIES

Financing activities used net cash of $66,029 during the nine months ended April 30, 2008 and provided net cash of $586,609 during the nine months ended April 30, 2007, a net decrease of $652,638.  Included in the amount for the nine months ended April 30, 2007, was $715,000 received on the issuance of notes payable and $100,000 received on the redemption of warrants. Included in the amount for the nine months ended April 30, 2008 was note issued for 785,339 offset by payment of notes of $851,368.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of April 30, 2008 was $667,612, as compared to $1,336,198 as of April 30, 2007. The decrease in working capital deficit is the result of the asset sale.

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

The inability to pay ongoing operations may also result in defaults on loans which would result in shares used as security on the loans being received by lenders.  Currently, 502,000,000 shares of the Company are subject to security interest for a note.  If the Company defaults on this note, the holder of the note would receive 502,000,000 shares of the Company’s common stock which would substantially dilute all current shareholders.  These same note holders also hold a security interest in our preferred stock which could result in additional voting rights for the holders of the note if a default occurs.  Currently, the Company does not have the funds to pay this note and if a default occurs, it will cause substantial  dilution to current shareholders and effectively give the lender voting control over the Company.  The lender would be able to control the vote on any matters brought before shareholders and would be able to elect new directors of the Company.  Additionally, the Company has secured this note with almost all of the remaining shares of Betbrokers’ stock so in the event of a default it is unlikely any other creditors or shareholders would receive any proceeds of the sale of Betbrokers’ stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of April 30, 2008, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting.

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

Inapplicable

ITEM 6.  EXHIBITS.

(a) EXHIBITS.

         Exhibit No.     Description                    Location

10.1

 Amendment

             Agreement-Inutrition, Inc.

  Incorporated By Reference*

10.2

 Pledge and Security

             Agreement-Inutrition, Inc.

  Incorporated By Reference*

10.3

 Promissory Note-

             Inutrition, Inc.

              Incorporated by Reference*

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

            32.2         Certification of Chief         Filed herewith

                         Financial Officer Pursuant     electronically

                         to 18 U.S.C Section 1350

 _________________________

*Incorporated by reference from the Company’s filing on form 8-K filed on April 22, 2008.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       W Technologies, Inc.

                                      (Registrant)

Dated: June 11, 2008              By:/s/ Wayne Allyn Root

                                         Wayne Allyn Root

                                         Chief Financial Officer

Dated: June 11, 2008              By:/s/ Wayne Allyn Root

                                         Wayne Allyn Root

                                         Chairman and Chief Executive

                                         Officer