Form 10-K
period 2008-07-31
W Technologies, Inc.
filed 2008-10-30
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number:  000-24520

W Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5052 South Jones Blvd., Ste. 100, Las Vegas, Nevada 89118

 (Address of principal executive offices)

(702) 967-6000

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ?

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No

State issuer’s revenues for its most recent fiscal year:  $1,122,098

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 17, 2008 was approximately $90,928, based upon the closing price per share of the Common Stock or $0.0007 on that date.

The number of shares outstanding of each the issuer’s Common Stock as of October 17, 2008:  129,896,450 shares of common stock at $0.0001 Par Value.  The Company also has 502,500,000 shares issued and held as security on a promissory note. These shares would not become outstanding unless the Company defaults on the term of this note.  Currently, the Company does not have the funds to pay the note.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes   No X

___________________________________________________________________________________

TABLE OF CONTENTS

                    Page

ITEM   1:  DESCRIPTION OF BUSINESS

     4

ITEM   2:  DESCRIPTION OF PROPERTY

     5

ITEM   3:  LEGAL PROCEEDINGS

     6

ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     6

ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     6

ITEM   6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

     7

ITEM   7:  FINANCIAL STATEMENTS

     9

ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                  AND FINANCIAL DISCLOSURES

      22

ITEM 8A: CONTROLS AND PROCEDURES

      22

ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      23

ITEM 10:  EXECUTIVE COMPENSATION

      25

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      27

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      27

ITEM 13:  EXHIBITS

      28

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                          31

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-KSB as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-KSB regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” below.

Business Overview

General

W Technologies, Inc., formally known as Winning Edge International, Inc. and GWIN, Inc. (the "Company"), is headquartered in Las Vegas, Nevada. Effective September 26, 2007 the Company completed the sale of all its operating assets to Betbrokers, PLC. (“Betbrokers”) and discontinued its operations. The Company is now in the process of settling outstanding debts and liabilities.  Presently, the Company does not have sufficient assts to cover all of its outstanding debts and liabilities.  Prior to the asset sale, the Company produced television, radio, and web-based programming related to sports and gaming and provided sports handicapping analysis and advice to sports bettors worldwide through its wholly-owned subsidiary, Global SportsEDGE, Inc. Global SportsEDGE provided professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association (“NBA”), college football and basketball games, major-league baseball, hockey, NASCAR, and golf. All information and advice was provided for entertainment purposes only.

Corporate Information

We were originally incorporated in Nevada in 1986.  We reincorporated in Massachusetts in 1987 and reincorporated in Delaware in 1996.  In July 2001, we acquired our sports handicapping business, which we operated through our wholly-owned subsidiary, Global SportsEDGE, Inc., a Delaware corporation.

Effective August 22, 2002, we changed our name to GWIN, Inc. and the Board of Directors also approved a change in our fiscal year from a calendar year to one beginning August 1 and ending July 31 effective July 31, 2002.

Effective September 21, 2006 the Company changed its name to Winning Edge International, Inc. to better reflect the brand associated with the nationally aired television and radio programming called “The Winning Edge” or “Wayne Allyn Root’s Winning EDGE.”

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global SportsEDGE, Inc. to Betbrokers. Management of the Company had determined it was unable to support the Company’s ongoing expenses and repay debt. Management determined the Company would have to either cease operations or sell assets to a third party. The Company was able to locate a buyer for the Company’s assets and business and completed the sale effective September 26, 2007. As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock traded on the London Stock Exchange Alternative Investment Market known as the “AIM.”  Unfortunately, Betbrokers is now in receivership and its stock is no longer trading.  On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  If the Company is not able to obtain some liquidity, either from loans or from private sales of its stock, the Company may be forced to cease all activity and seek bankruptcy protection.  Additionally, the Company may be forced to stop all payments to third parties which would force it to not be able to continue with its SEC reporting obligations and result in it being delisted from the OTC Bulletin Board.

Business

Management is currently evaluating what direction to take in attempting to deal with creditors and its ongoing liquidity issues.  Management may determine to liquidate and dissolve the Company or to seek other business opportunities.  At this time, management is focused on trying to settle debts. If the Company is not able to obtain some liquidity, either from loans or sale of its stock, the Company may be forced to cease all activity and seek bankruptcy protection.

Employees

With the sale of our assets, we have terminated all full-time employees. The Company has one director that also serves as an officer.  The officer continues to work with the Company as part of the ongoing settlement of debts and evaluation of the future direction of the Company.

Subsidiaries

The Company’s wholly-owned Subsidiary Global SportsEDGE, Inc. operations were discontinued concurrently with the sale of operations to Betbrokers.

ITEM 2:  DESCRIPTION OF PROPERTY

We previously leased office space for our corporate headquarters and sales office in Las Vegas, Nevada. As part of the asset sale with Betbrokers, they entered into a new lease agreement for this space and the Company was released from future obligations.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending; however, the Company is in default on certain note obligations and will soon be in default on other note obligations and does not have the funds to pay the notes or other creditors.  Accordingly, it is highly likely the Company will be involved in litigation related to these claims.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol “WTCG” since November 15, 2007. Prior, the Company traded under the symbol "WNED" since September 20, 2006 and prior to that as “GWNI” since September 6, 2002.   The table below sets forth for the periods indicated the high and low bid prices per share of our Common Stock, as reported by the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  HIGH       LOW

         Fiscal Year ended July 31, 2008

           Fourth Quarter ....................   $ .0018     .0003

           Third Quarter .....................   $ .003      .0009

           Second Quarter ....................   $ .007      ..0008

           First Quarter .....................   $ .013      .005

         Fiscal Year ended July 31, 2007

           Fourth Quarter ....................   $ .005      .003

           Third Quarter .....................   $ .005      .003

           Second Quarter ....................   $ .02       .01

           First Quarter .....................   $ .05       .02

We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On October 17, 2008 the closing price of our common stock, as reported on the OTC was $0.0007. There were approximately 461 holders of record of the Company's common stock at that date.

We have not paid any cash dividends since our inception and do not anticipate any dividends in the future.

Recent Sales of Unregistered Securities

No shares were issued during the year ended July 31, 2008; however Options for 1,500,000 shares were cancelled and warrants for 450,000 shares expired. During the year ended July 31, 2007, we issued 514,000,000 shares of common stock. Included in this are 10,000,000 shares issued in connection with redemptions of warrants, 1,000,000 shares issued for services and 500,000 shares issued for debt renewal. Additionally 1,500,000 options were issued to three independent directors and 300,000 warrants were issued to an outside creditor for renewal of debt. Additionally the Company pledged 502,500,000 shares of common stock (treasury shares) in the event of default under a loan the Company entered into in September 2006 in the amount of $655,000.  Currently, we do not have the funds to pay this note and it is possible the shares will be received by the note holder as a result of a default on the note.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to continue as a going concern. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

With the closing of the asset sale to Betbrokers the Company has ceased all business operations.  The Company currently has no means to pay existing debts or fund ongoing obligations.  The Company is dependent on loans from its sole officer to pay ongoing expenses such as audit cost.  It is unlikely our current officer will be able to continue to pay ongoing costs and the Company may be forced to cease all activity including our SEC reporting obligations and seek bankruptcy protection or just dissolve.  It is likely investors in such situation would receive nothing and the stock of the Company would cease to trade on the Bulletin Board or other exchanges or markets.

Results of Operations for the Year Ended July 31, 2008

Any discussion of results of operations will not be relevant to a reader in analyzing either past or future operations.  With the sale of all of the operating assets, the Company will not be engaged in the prior business and the future operating costs and revenues, if any, will be substantially different then prior operating costs and revenues.

Summary of Cash Flows for the Year ended July 31, 2008

Cash decreased approximately $1,083 during the year ended July 31, 2008. With the termination of operations in September 2007, the Company does not expect to receive any more revenues and the only cash it will receive is loans or stock sales.

Operating Activities

Net cash used by operating activities increased from $519,418 in the year ended July 31, 2007 to $715,864 in the year ended July 31, 2008.  The primary reason was the discontinuation of operations in September 2007. Net income was the result of a gain on the sale of assets of $2,390,323, though these proceeds were received as shares of stock, not cash. Without the gain on sale of assets, we would have had a loss.  The stock received has subsequently been written off.

Investing Activities

Net cash provided by investing activities increased to $780,810 cash provided during the year ended July 31, 2008 from $28,195 cash used during the year ended July 31, 2007. This increase provided in the year ended July 31, 2008 resulted from the sale of 30,492,666 shares of the Betbrokers stock received in the sale of assets.

Financing Activities

Financing activities used net cash of $66,029 during the year ended July 31, 2008 and provided net cash of $344,468 during the year ended July 31, 2007, a net decrease of $410,515.  Included in the amount for the year ended July 31, 2007, was $740,000 received on the issuance of notes payable. Included in the amount for the year ended July 31, 2008 was note issued for $785,339 offset by payment of notes of $851,368.

Liquidity and Capital resources

Our working capital deficit as of July 31, 2008 was $1,501,399, as compared to $2,120,243 as of July 31, 2007. The decrease in working capital deficit is the result of the asset sale.

The Company is experiencing significant liquidity issues. These liquidity issues include not being able to pay ongoing expenses or past due notes and obligations. If the Company is not able to obtain some liquidity, either from loans or from private stock sales, the Company may be forced to cease all activity and seek bankruptcy protection.  Additionally, the Company may be forced to stop all payments to third parties which would force it to not be able to continue with its SEC reporting obligations and result in being delisted from the OTC Bulletin Board.

The inability to pay ongoing operations may also result in defaults on loans which would result in shares used as security on the loans being received by lenders.  Currently, 502,500,000 shares of the Company are subject to security interest for a note. If the Company defaults on this note, the holder of the note would receive 502,500,000 shares of the Company’s common stock which would substantially dilute all current shareholders. These same note holders also hold a security interest in our preferred stock which could result in additional voting rights for the holders of the note if a default occurs. Currently, the Company does not have the funds to pay this note and if default occurs, it will cause substantial dilution to current shareholders and effectively give the lender voting control over the Company. The lender would be able to control the vote on any matters brought before shareholders and would be able to elect new directors of the Company.

It is becoming increasingly more difficult for the Company to maintain its corporate status and SEC filing requirements. Combined with the potential default on notes, current shareholders likely will be diluted with the issuance of additional shares and with the decrease in the value of the Betbrokers’ stock, it is not likely that current shareholders will receive any distributions from the Betbrokers’ stock.  Additionally, the lack of liquidity may force the Company to cease all activity resulting in the complete loss of shareholder value.

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the fiscal year ended July 31, 2008 reflects the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

ITEM 7:  FINANCIAL STATEMENTS

                                                            Page

CONSOLIDATED BALANCE SHEET                                   11

CONSOLIDATED STATEMENTS OF OPERATIONS                        12

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT              13

CONSOLIDATED STATEMENTS OF CASH FLOWS                        14

NOTES TO THE FINANCIAL STATEMENTS                            15

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

W Technologies, Inc.

We have audited the accompanying consolidated balance sheet of W Technologies, Inc. as of July 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2008 and July 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W Technologies, Inc. as of July 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended July 31, 2008 and July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a loss from operations of $169,986 for the year ended July 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

October 29, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

W TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

JULY 31, 2008

ASSETS

Current assets:
Cash	$ 1,538
Available for sale securities	42,330
Total Current Assets	43,868

Total assets	$ 43,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$ 765,248
Accounts payable – related parties	382,968
Accounts payable	397,051
Total Current Liabilities	1,545,267
Long-term debt	--

Total liabilities	1,545,267

Stockholders' deficit:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 series “A” convertible shares issued and outstanding	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 632,396,450 issued, of which 502,500,000 are Treasury shares (Note 5)	63,240
Additional paid in capital	27,821,123
Treasury stock	(50,250)
Unrealized loss in available for sale securities	(1,659,771)
Accumulated deficit	(27,675,787)
Total stockholders’ deficit	(1,501,399)
Total liabilities and stockholders’ deficit	$ 43,868

                                The accompanying notes are an integral part of the financial statements.

W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31
	2008	2007

Settlement income	$ 201,644	$ 74,243

Non-cash financing (costs)	--	(10,000)
Interest (expense), including amortization of debt discount	(197,493)	(186,798)
Interest (expense) – related parties	(55,718)	(23,082)
Professional fees (expense)	(71,397)	--
Other (expense)	(46,482)	--
(Loss) from continuing operations	(169,986)	(145,637)
Income (loss) from discontinued operations, net of tax	2,399,337	(1,052,867)
Provision for income taxes	--	--

Net income (loss)	$ 2,229,351	$ (1,198,504)

Basic Income (loss) per share of common stock
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.02	(0.01)
Basic and diluted income (loss) per share Of common stock	$ 0.02	$ (0.01)

Basic weighted shares of common stock outstanding	129,896,450	129,896,450
Diluted weighted shares of common stock outstanding	129,896,450	129,896,450

The accompanying notes are an integral part of the financial statements.

W TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT For the Years Ended July 31,2008

	Series	A
	Convert	i ble
	Preferred	Stock	Common	Shares					Total
	No. of		No. of		Paid-in	Treasury Stock	Unrealized loss in available for sale securities	Accumulated	Stockholders
	Shares	$	Shares	$	Capital	$	$	Deficit	Deficit
Balance – July 31, 2006	462,222	$ 46	118,396,450	$11,840	$27,638,547	--	--	($28,706,634)	($1,056,201)

Issuance of stock on exercise of warrants	--	--	10,000,000	1,000	124,000	--	--	--	125,000
Issuance of stock for services	--	--	1,000,000	100	19,900	--	--	--	20,000
Issuance of treasury stock	--	--	502,500,000	50,250	--	(50,250)	--	--	--
Issuance of warrants	--	--	--	--	2,806	--	--	--	2,806
Issuance of options for services	--	--	--	--	25,920	--	--	--	25,920
Interest expense from issuance of debentures	--	--	500,000	50	9,950	--	--	--	10,000
Net (loss) for the twelve months ended July 31, 2007	--	--	--	--	--	--	--	(1,198,504)	(1,198,504)

Balance – July 31, 2007	462,222	$ 46	632,396,450	$63,240	$27,821,123	($50,250)	--	($29,905,138)	($2,070,979)

Net income (loss) for the twelve months ended July 31, 2008	--	--	--	--	--	--	--	2,229,351	2,229,351

Unrealized (loss) in available for sale securities	--	--	--	--	--	--	(1,659,771)	--	(1,659,771)

Balance – July 31, 2008	462,222	$ 46	632,396,450	$63,240	$27,821,123	($50,250)	($ 1,659,771)	($ 27,675,787)	($1,501,399)

The accompanying notes are an integral part of the financial information.

W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended July 31,

	2008	2007

Operating activities:
Net income (loss)	$ 2,229,351	$ (1,198,504)
Adjustments to reconcile net (loss) to net cash used in operations:
Gain on sale of operations	(2,390,323)	--
Interest expense – issuance of common stock	--	10,000
Interest expense – amortization of debt discount	9,816	39,210
Settlement income	(201,644)	--
Amortization of deferred financial fees	53,413	--
Increase (decrease) in:
Accounts payable	(109,282)	--
Notes payable – related parties	--	193,718
Cash used in discontinued operations	(307,195)	436,156
Total adjustments	(2,945,215)	679,086
Total cash (used in) provided by operating activities	(715,864)	(519,418)

Investing activities:
Sale of available for sale securities	780,810	--
Cash used in discontinued operations	--	(28.195)
Total cash provided by (used in) investing activities	780,810	(28,195)

Financing activities:
Issuance of notes payable	--	740,000
Issuance of short-term debt & lease obligations	785,339	--
Payments on long-term debt and lease obligations	(851,368)	(395,514)
Total cash (used in) provided by financing activities	(66,029)	344,486

Net (decrease) in cash	(1,083)	(203,127)
Cash – beginning of periods	2,621	205,748
Cash - end of periods	$ 1,538	$ 2,621

Supplemental disclosures:
Cash paid for income taxes	$ 0	$ 0
Cash paid for interest	$ 83,644	$ 168,571

The accompanying notes are an integral part of the financial statements.

W TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND CHANGES IN CONTROL OF COMPANY

W Technologies, Inc. and subsidiary, formerly known as Winning Edge International, Inc. and GWIN, Inc. (the "Company") provided professional handicapping advice on professional football games played by the National Football League ("NFL"), professional basketball games played by the National Basketball Association ("NBA"), and college football and basketball games, major-league baseball, hockey, NASCAR, and golf.  It advertised such services through the production of branded television, radio, and web-based programming related to sports and gaming.  Substantially all activities of the Company were performed through its wholly-owned subsidiary, Global SportsEDGE, Inc. ("EDGE").

The Company was engaged in a highly seasonal business, with the majority of sales related to football and basketball handicapping.  Due to this seasonality, quarterly results may vary materially between the football and basketball seasons [concentrated in the first and second fiscal quarters] and the remainder of the year [the third and fourth fiscal quarters].

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of EDGE to Betbrokers PLC (“Betbrokers”). Management of the Company had determined it was unable to fund operations and pay debts as they became due.  Management determined the Company would have to either cease operations or sell assets to a third party. Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock traded on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  Betbrokers’ stock is no longer traded on the AIM.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -

The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE, as well as several inactive subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION -

The total revenues from discontinued operations during the year ended July 31, 2008 and 2007 were $ 1,122,098 and $5,863,137 respectively. These amounts include the recognition of all revenue that had previously been deferred as of the date of the sale of operations on September 26, 2007.

OPERATING COSTS AND EXPENSES -

All costs of continuing activities, principally interest, professional fees and other expenses have been charged to operations as incurred.

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

CASH AND CASH EQUIVALENTS -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At July 31, 2008, the Company did not have any cash equivalents. Cash is deposited in federally insured bank accounts.

BASIC AND DILUTED LOSS PER COMMON SHARE -

The Company has adopted Statement of Financing Accounting Standards ("SFAS") No. 128, "Earnings Per Share."  Under SFAS 128, loss per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  In the Company's present position diluted income (loss) per share is the same as basic income (loss) per share. Securities that could potentially dilute earnings per share in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options and warrants. For the year ended July 31, 2008 and the year ended July 31, 2007 the number of common stock equivalents excluded from the calculation, because they were anti-dilutive, was 19,041,787 and 20,991,787, respectively.

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

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES -

For the twelve months ended July 31, 2008 and 2007, the Company paid $0 for taxes and $83,644 for interest and $0 for taxes and $168,571 for interest, respectively. The Company issued stock and warrants in payment for professional services and settlement costs. For the twelve months ended July 31, 2008 and 2007, the Company issued 0 shares of common stock and 1,500,000shares of common stock, respectively, for services.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended July 31,

2008, the Company has a loss from operations of $169,986, a working capital deficiency of $1,501,399 and an accumulated deficit of $27,675,787.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of Global Sports Edge, Inc. to Betbrokers. Management of the Company had determined it was unable to fund operations and pay debts as they became due.  Management determined the Company would have to either cease operations or sell assets to a third party. Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock formerly traded on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers. The Company currently has no means to pay existing debts or fund ongoing obligations.  The Company is dependent on loans from its sole officer to pay ongoing expenses such as audit cost.  It is unlikely our current officer will be able to continue to pay ongoing costs and the Company may be forced to cease all activity including our SEC reporting obligations and seek bankruptcy protection or just dissolve.  It is likely investors in such situation would receive nothing and the stock of the Company would cease to trade on the Bulletin Board or other exchanges or markets.

[4] CONCENTRATIONS OF CREDIT RISKS

The Company places its cash with high credit quality institutions to limit its credit exposure.  At July 31, 2008 the Company had no funds in excess of insured limits at financial institutions.

[5] CURRENT PORTION LONG-TERM DEBT

Current portion long-term debt is as follows:

July 31, 2008

Convertible note (20%)	$146,728
Convertible note (18%)	538,520
Other notes (12 – 18%)	80,000

Total current portion long-term debt	$765,248

In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. At April 1, 2008 this note was renewed with a due date of November 7, 2008. At the same time the $28,750 remaining principal balance of a note to a private investor was included in this note. Also included in this note was all accrued interest for both notes as of April 1, 2008, and the note holder’s legal costs. As of July 31, 2008 the outstanding balance on the note was $538,520. This note is in default. As part of the note, the Company agreed to pledge 21,115,436 shares of Betbrokers PLC stock to secure the note. The pledged

Betbrokers’ stock represents almost all of the shares of Betbrokers still held by the Company.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, the principal and accrued interest of $ 5,078 are in default. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extend the term for 11 months and to change the interest rate from 13% to 20%. As of July 31, 2008 the outstanding balance on the note was $146,728, and is in default.

During the year ended July 31, 2007 the Company received two loans from J. Wright totalling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies was pledged as collateral in the event of default. As of July 31, 2008 the outstanding balance on the note was $55,000 and is currently in default.

[6] ACCOUNTS PAYABLE RELATED PARTIES

Related party accounts payable are as follows:

July 31, 2008

Interest payable	$ 252,615
Accounts payable - officer	130,353

Total related party accounts payable	$ 382,968

The $252,615 interest is due on demand to Newmarket Investments, Plc, an entity which is associated with a former director of the Company.

[6] ACCOUNTS PAYABLE

July 31, 2008

Trade payables	$ 84,267
Accrued interest	68,505
Accrued payroll	244,279

Total accounts payable	$ 397,051

[7] STOCKHOLDERS' DEFICIT

During the years ended July 31, 2008 and 2007 the following securities activity occurred:

COMMON STOCK AND WARRANTS –

No shares were issued during the year ended July 31, 2008, however Options for 1,500,000 shares were cancelled and warrants for 450,000 shares expired. During the year ended July 31, 2007, we issued 514,000,000 shares of common stock. Included in this are 10,000,000 shares issued in connection with redemptions of warrants, 1,000,000 shares issued for services and 500,000 shares issued for debt renewal. Additionally 1,500,000 options were issued to three independent directors and 300,000 warrants were issued to an outside creditor for renewal of debt. Additionally the Company pledged 502,500,000 shares of common stock (treasury shares) in the event of default under a loan the Company entered into in September 2006 in the amount of $655,000.  Currently, we do not have the funds to pay this note and it is possible the shares will be received by the note holder as a result of a default on the note.

OPTIONS – At July 31, 2008 there were no options outstanding.

WARRANTS – At July 31, 2008 the Company had 4,449,667 warrants outstanding to individuals at exercise prices of $0.02 to $0.46.

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

CONVERTIBLE DEBENTURES - At July 31, 2008 and July 31, 2007 the Company had a total of 9,969,900 shares underlying its outstanding convertible debentures.

OPTIONS AND WARRANTS AT JULY 31, 2008

     STOCK OPTIONS                                    Weighted-Average

                                         Shares        Exercise Price

Outstanding at July 31, 2006                  -0-       $    -0-

Granted                                  1,500,000           0.02

Exercised                                     -0-            -0-

Cancelled                                     -0-            -0-

OUTSTANDING AT JULY 31, 2007             1,500,000       $   0.02

Granted                                        -0-            -0-

Exercised                                      -0-            -0-

Cancelled                                 1,500,000           0.02

                                         =========          =====

EXERCISABLE AT JULY 31, 2008                   -0-       $    -0-

                                         =========          =====

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     WARRANTS                                       Weighted-Average

                                         Shares     Exercise Price

Outstanding at July 31, 2006            16,085,933     $   .08

Granted                                    300,000        .02

Exercised                              (10,000,000)       .01

Cancelled                              (1,486,266)       .08

OUTSTANDING AT JULY 31, 2007             4,899,667      $ .03

EXERCISABLE AT JULY 31, 2007             4,899,667      $ .03

Cancelled                                (450,000)       .50

OUTSTANDING AT JULY 31, 2008

     4,449,667

  $ .11

The following table summarizes information about warrants at July 31, 2008:

             Weighted-Average Outstanding and Exercisable Warrants

                       Remaining      Weighted-Average   Weighted-Average

Exercise Prices        Warrants       Contractual Life    Exercise Price

$0.02 - $ .46          4,449,667           1 years             $0.11

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of warrants. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.

During the year ended July 31, 2008 the Company had a total of 9,969,900 shares underlying its convertible debentures that were cancelled at the time of the sale of the operations.

 [8] PROVISION FOR INCOME TAXES

At July 31, 2008, the Company had generated tax operating losses (assuming all operating loss carry-forwards will be available) that total approximately $14,000,000. Such loss carry-forwards will expire at various dates through 2028. At July 31, 2008, based on the amount of operating loss carry-forwards, the Company would have had a deferred tax asset of approximately $5,800,000.  Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of $5,800,000 has been established.  This allowance includes an increase of $1,300,000 related to operations during the year ended July 31, 2008. Accordingly, no net deferred tax asset is reflected in these financial statements.

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

As part of a previous acquisition, the Company acquired net operating losses of approximately $10,640,000.  Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses will be limited to approximately $240,000 subject to a maximum annual utilization of approximately $15,000 per year through 2021. At July 31, 2008, the Company would have a deferred tax asset of approximately $77,000 from these acquired losses. Because of the uncertainty that the Company would generate income in the future sufficient to fully or partially utilize these carry-forwards, a valuation allowance of approximately $77,000 has been established.

[9] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

[10] LEGAL MATTERS

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

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

[12] SUBSEQUENT EVENT

On August 22, 2008 Betbrokers LTD was placed into administration and trading of its shares has been temporarily suspended. This would mean that Betbrokers stock being held by the Company could have no value. This would also mean that the Company will not be able to settle debts through the liquidation of this stock. Therefore, the Company may be forced to cease all activity and seek bankruptcy protection or lose control of the Company to debt holders. Additionally, the Company may be forced to stop all payments to third parties which would force it to discontinue its SEC reporting obligations and result in it being delisted from the OTC Bulletin Board.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its independent registered public accounting firm, from Moore Stephens, P.C. (“MSPC”) to Moore and Associates, Chartered Accountants and Advisors (“Moore and Associates”) effective February 25, 2008. This change was made solely in an effort to reduce our overall cost given our limited resources.

There had been no disagreements with MSPC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of MSPC, would have caused MSPC to make reference to the subject matter in connection with their audit reports on the Company’s consolidated financial statements as of and for the years ended July 31, 2007 and July 31, 2006. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

(a) Evaluation of disclosure controls and procedures

Since the Company sold its assets in September 2008, the Company has essentially been insolvent, with minimal operations and no revenues.  As a result, we have not had the financial resources to employ a full accounting staff or maintain segregation of duties with our CEO also serving as our Principal Accounting Officer.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company's Chief Executive Officer (acting also as the principal financial and accounting officer) has not evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of accounting personnel resources to provide reasonable assurance that transactions are recorded as necessary to permit the timely and accurately preparation of financial statements in accordance with generally accepted accounting principles; (2) inadequate segregation of duties consistent with control objectives due to our small size and limited resources and (3) absence of a quarterly or annual financial closing checklist to ensure that all items had been considered for inclusion in our quarterly and annual financial statements.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the audit of our financial statements for the years ended July 31, 2008.  In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures and engaged a consultant to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(b) Changes in internal controls

Other than described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND     CORPORATEGOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors and Executive Officer:

Name of Director              Age

Title

Wayne Allyn Root              46

Director, Chief Executive Officer, and Principal Accounting Officer

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

Our Board of Directors held four (4) meetings during the fiscal year ended July 31, 2008.  Each Director attended at least 75% of the aggregate number of meetings held by the Board of Directors during the time each such Director was a member of the Board.

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

Committees of the Board of Directors

With only one director we have no standing committees.

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

ITEM 10:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the executive compensation for the Company’s CEO and President during the fiscal years ended July 31, 2008 and July 31, 2007 and each other officer(s)who had total annual salary and bonus in excess of $100,000 during such years.

Name and Principal Position	Year	Salary	Commission	Stock Award	Option Award	Non-Equity Incentive Plan Comp	All Other Comp	Total

Wayne Allyn Root, Chairman & CEO	2008 2007	0 $175,000	$41,835 $334,628	0 0	0 0	0 0	0 0	$41,835 $509,628
Douglas R. Miller, President	2008 2007	0 $195,000	0 0	0 0	0 0	0 0	0 0	0 $195,000

Option Grants

The Company has not issued any options to the employees listed above during the prior two fiscal years.

Employment Agreement

As part of the asset sale to Betbrokers, Mr. Root has entered into an employment agreement with Betbrokers and his employment by the Company ended by mutual consent.

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

At July 31, 2008, no options were outstanding.

During the fiscal year ended July 31, 2007, the Company granted 1,500,000 options. These options were cancelled during the year ended July 31, 2008.

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

Plan category               and rights          warrants and rights   future issuance

                                   (a)                  (b)               (c)

Equity compensation

plans approved by security

holders                           None                  N/A                None

Equity compensation

plans not approved by

security holders                  None                  N/A                None

Total                             None                  N/A                None

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our $.0001 value common stock owned beneficially, as of October 17, 2008, by any person, who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. For purposes of the chart, the Company has used 128,896,450 shares outstanding and has not included the 502,500,000 treasury shares which securitize one note payable.  If the Company defaults on this note, the shares would be disbursed to CSI Business Services, Inc. making them the largest shareholder of the Company.  If these shares were to be issued, there would be a change in control of the Company with CSI Business Services, Inc. becoming the controlling shareholder.  Such a change in control would limit the Company’s ability to use net operating losses in future periods to offset income. Information as to beneficial ownership is based upon statements furnished to us by such persons.

Name and Address of Beneficial owner (1)	Amount of Beneficial Ownership		Percentage of class

Wayne Allyn Root	15,178,148	(2)	11.3%

All officers and directors as a group	15,178,148		11.3%

(1)  Unless otherwise noted, the address for each named beneficial owner is 5052 South Jones Blvd., Las Vegas, Nevada 89188.

(2)  Does include 462,222 preferred shares that can be converted to 4,622,220 shares of common stock.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2002, we entered into an agreement with Newmarket Investments, PLC ("Newmarket"), which was then a convertible  debenture holder,  which provided that Newmarket invest an additional  $700,000 in the Company by amending the existing $500,000 convertible  debenture held by Newmarket to reflect a principal amount of $1,200,000. The anti-dilution provisions on the combined $1,200,000 convertible debenture provide that 5,802,199 additional shares be issued upon conversion.  The total Newmarket convertible debenture shares upon conversion were 9,230,769. Newmarket elected to convert the entire debenture into restricted stock of the company in the second quarter of 2004.  In addition, the Company agreed to exchange an existing warrant held by Newmarket to acquire 1,000,000 shares of common stock at $1.00 per share for a warrant to acquire 3,000,000 shares of common stock at $0.13 per share.  This Warrant expired on August 31, 2005. Newmarket also extended an unsecured standby credit facility of $250,000 with a 16% annual interest rate that was originally payable on March 31, 2003. At July 31, 2008, the Company had an outstanding balance of interest totaling $252,615. In connection with these transactions, we also issued to Newmarket a three-year option to purchase 1,500,000 shares at a price per share of $0.50.  The option expired July 31, 2006.  The CEO of Newmarket is a former director of the Company.

The Company has a convertible debenture, originally in the amount of $600,000. The outstanding balance as of July 31, 2008, is approximately $146,728. The principal of the debt is to be repaid at the rate of $18,200 per month plus monthly interest. The note originally matured in October of 2007. At July 31, 2008 no shares have been issued to pay this debt, or fulfill conversion requests. Additionally CEO Wayne Root has personally guaranteed this note. As part of the asset sale dated September 26, 2007 the due date of this note was extended to July 31, 2008, and the note is in default.

In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007. As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the company including a specific credit card reserve account. Additionally, the Company pledged 502,500,000 shares of Common Stock in the event of default.  CEO Wayne Root also pledged his 462,222 Preferred Shares in the event of default. As part of the asset sale dated September 26, 2007 the due date of this note was extended to November 7, 2008.  The Company does not have the funds to pay this Note.

In June the Company received a loan in the amount of $25,000 from Director Harrison. This loan has a due date of August 31, 2007 and is in default.

ITEM 13:  EXHIBITS

The following exhibits are filed as part of this report:

Exhibit

Number

Title of Document

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

10.34      Amendment to the Asset Purchase Agreement by and Among Winning Edge

           International, Inc., Global Sports Edge, Inc., Wayne Allyn Root and

           Betbrokers, PLC (11)

10.35      Asset Purchase Agreement by and Among Winning Edge International, Inc., Global Sports Edge, Inc., Wayne Allyn Root and Betbrokers, PLC (13)

10.36

Amendment Agreement-Inutrition, Inc. (14)

10.37

Pledge and Security Agreement-Inutrition, Inc. (14)

10.38

Promissory Note-Inutrition, Inc. (14)

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

(10) Incorporated by reference to the Registrant’s Form 8-K dated September 26, 2007.

(11) Incorporated by reference to the Registration’s Form 8-K dated September 6, 2007

(12) Incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007.

(13) Incorporated by reference to GWIN, Inc. Annual Report on Form 10-KSB for the year ended July 31, 2004, as filed with the SEC on November 1, 2005.

(14)

Incorporated by reference to the Registrant’s form 8-K dated April 21, 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moore & Associates, Chartered Accountants and Advisors, billed the following fees for the services indicated:

Fiscal year ended July 31, 2008
Audit fees	$ 5,000
Audit-related fees	Nil
Tax fees	Nil
All other fees	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on October 24, 2008.

                                     Winning Edge International, Inc.

                                      By: /s/ Wayne Allyn Root

                                         -----------------------------------

                                         Wayne Allyn Root, Chief Executive

                                         Officer

In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on October 24, 2008 and in the capacities indicated.

/s/ Wayne Allyn Root

---------------------------------------------------

Wayne Allyn Root, Chairman, Chief Executive Officer

(Principal Executive Officer)