Form 10KSB/A
period 2008-07-31
W Technologies, Inc.
filed 2008-12-08
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(MARK ONE)

(X)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ?  No ?

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

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes ?  No ?

This amendment amends only the exhibit list were exhibit 10.39 the Company’s agreement with Newmark was inadvertently left out.

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

10.39      Agreement with Newmark

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

(15)  Included in this Filing.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on November 14, 2008.

                                     Winning Edge International, Inc.

                                      By: /s/ Wayne Allyn Root

                                         -----------------------------------

                                         Wayne Allyn Root, Chief Executive

                                         Officer

In accordance with the requirements of Section 13 of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on November 14, 2008 and in the capacities indicated.

/s/ Wayne Allyn Root

---------------------------------------------------

Wayne Allyn Root, Chairman, Chief Executive Officer

(Principal Executive Officer)

3