Form 10-Q
period 2008-10-31
W Technologies, Inc.
filed 2008-12-11
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

( )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(702) 967-6000

Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ?  No ?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2008 was approximately $25,979, based upon the closing price per share of the Common Stock or $0.0002 on that date.

The number of shares outstanding of each the issuer’s Common Stock as of October 31, 2008:  129,896,450 shares of common stock at $0.0001 Par Value.  The Company also has 502,500,000 shares issued and held as security on a promissory note. These shares would not become outstanding unless the Company defaults on the term of this note.  Currently, the Company does not have the funds to pay the note.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes ( )  No (X)

___________________________________________________________________________________

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

              Page

ITEM   1:  FINANCIAL STATEMENTS

4

ITEM   2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM   3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM   4: CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

ITEM   1: LEGAL PROCEEDINGS

12

ITEM   2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM   3: DEFAULTS UPON SENIOR SECURITIES

12

ITEM   4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM   5: OTHER INFORMATION

13

ITEM   6: EXHIBITS

13

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
ASSETS	(unaudited)

Current assets:
Cash	$ 444	$ 1,538
Available for sale securities	--	42,330
Total current assets	444	43,868

Total assets	$ 444	$ 43,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 765,248	$ 765,248
Accounts payable – related parties	298,962	382,968
Accounts payable	436,213	397,051
Total current liabilities	1,500,423	1,545,267

Total liabilities	1,500,423	1,545,267
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46	46
Common stock - $0.0001 par value; 750,000,000 shares authorized; 632,396,450 issued, of which 502,500,000 are Treasury shares	63,240	63,240
Additional paid in capital	27,821,123	27,821,123
Treasury stock	(50,250)	(50,250)
Unrealized loss in available for sale securities	(1,702,101)	(1,659,771)
Accumulated deficit	(27,632,037)	(27,675,787)
Total stockholders’ equity	(1,499,979)	(1,501,399)
Total liabilities and stockholders’ equity	$ 444	$ 43,868

The accompanying notes are an integral part of these consolidated financial statements

                            W TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months ended October 31,
	2008	2007

Settlement income	$ 141,024	$ 9,036
Interest (expense), including amortization of debt discount	(35,459)	(47,680)
Interest (expense) – related parties	(3,599)	(5,895)
Professional fees (expense)	(17.500)	--
Other (expense)	(40,714)	--
Income (loss) from continuing operations	43,752	(44,539)
Income (loss) from discontinued operations, net of tax	--	2,352,753
Income tax expense	--	--

Net income (loss)	$ 43,752	$ 2,308,214

Basic and diluted income (loss) per share of common stock
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	0.02
	$ (0.00)	$ 0.02

Basic weighted shares of common stock outstanding	129,896,450	129,896,450
Diluted weighted shares of common stock outstanding	129,896,450	134,518,672

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months ended October 31,
	2008	2007
Operating activities:
Net income (loss)	$ 43,752	$ 2,308,214
Adjustments to reconcile net income (loss) to net cash used in operations:
Settlement income	(141,024)	--
Gain on sale of operations	--	(2,368,340)
Interest expense - amortization of debt discount	--	9,817
Amortization of deferred financing fees	--	9,782
Increase (decrease) in:
Accounts payable	96,187	(44,053)
Cash (used in) discontinued operations	--	(481,557)
Total adjustments	(44,837)	(2,874,351)
Total cash (used in) operations	(1,085)	(566,137)

Investing activities:
Sale of securities held for sale	--	639,270
Total cash provided by investing activities	--	639,270

Financing activities:
Cash overdrafts	--	26,022
Payments on long-term debt and lease obligations	--	(79,844)
Total cash provided by financing activities	--	(53,822)

Net increase (decrease) in cash	(1,085)	19,311
Cash – beginning of the periods	1,529	2,621
Cash – end of the periods	$ 444	$ 21,932

The accompanying notes are an integral part of these consolidated financial statements

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

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of EDGE to Betbrokers PLC (“Betbrokers”). Management of the Company had determined it was unable to fund operations and pay debts as they became due.  Management determined the Company would have to either cease operations or sell assets to a third party. Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock traded on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers.  Betbrokers was placed into administration on August 22, 2008 and therefore Betbrokers’ stock is no longer traded on the AIM. As a result the Company has written down the carrying value of Betbrokers stock to $ -0-.

[2] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2008. The results of the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year ending July 31, 2009.

Once all debts are settled, the Company’s management will evaluate the direction the Company will take.  Management may determine to liquidate and dissolve the Company or to seek other business opportunities.

The Company has valued the Betbrokers stock at $ -0- because Betbrokers was placed into administration on August 22, 2008.

If management is able to settle all existing debts, management may seek other business opportunities.  At this time, the nature and timing of any such opportunities is unknown and may not come to fruition. Management may not be able to settle all debts since there are no funds.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, EDGE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share - "Basic" earnings (loss) per share equals net income divided by weighted average common shares outstanding during the period.  "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive.  For the three months ended October 31, 2008 and 2007, the number of anti-dilutive common stock equivalents excluded from the calculation was 5,122,220 and 6,399,667 respectively.

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

Settlement Income - During the three months ended October 31, 2008 and 2007, the Company reached settlements with vendors and lenders related to previously provided services. Under the terms of these settlements, amounts payable by the Company totalling $141,024 and $9,036 respectively were forgiven.

Preferred Stock - At October 31, 2008 and 2007 the Company had 462,222 preferred shares outstanding. The Company is authorized to issue up to 5,000,000 shares of blank-check preferred stock under its certificate of incorporation, and at July 31, 2006 the C0mpany designated and issued an officer 462,222 series “A” preferred shares to redeem debt.  These preferred shares can be converted on demand for 4,622,220 shares of common stock within a three year period.  They also have preferential voting rights equivalent to 115,555,500 common shares; there are no other preferences related to these shares.

Common Stock - During the three month periods ended October 31, 2008 and 2007 the Company issued no shares of common stock.

In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. At April 1, 2008 this note was renewed with a due date of November 7, 2008. At the same time the $28,750 remaining principal balance of a note to a private investor was included in this note. Also included in this note was all accrued interest for both notes as of April 1, 2008, and the note holder’s legal costs. As of October 31, 2008 the outstanding balance on the note was $538,520. This note is in default. As part of the note, the Company agreed to pledge 21,115,436 shares of Betbrokers PLC stock to secure the note. The pledged Betbrokers’ stock represents almost all of the shares of Betbrokers still held by the Company.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, the principal and accrued interest of $ 6,212 is in default. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extend the term for 11 months and to change the interest rate from 13% to 20%. As of October 31, 2008 the outstanding balance on the note was $146,728, and is in default.

During the year ended July 31, 2007 the Company received two loans from J. Wright totalling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies was pledged as collateral in the event of default. As of October 31, 2008 the outstanding balance on the note was $55,000 and is currently in default.

[3] GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At October 31, 2008 the Company has an accumulated deficit of $29,335,558.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In September 2007, the Company completed the sale of all of the Company’s operating assets, including the business of EDGE to Betbrokers. Management of the Company had determined it was unable to fund operations and pay debts as they became due. Management determined the Company would have to either cease operations or sell assets to a third party. Management was able to locate a buyer for the Company’s assets and operations and completed the sale on September 26, 2007.  As consideration for the sale of the operating assets, the Company received 64,356,435 shares of Betbrokers stock; Betbrokers stock formerly traded on the London Stock Exchange Alternative Investment Market known as the “AIM.” On October 20, 2007 the Company changed its name to W Technologies, Inc. as part of the agreement reached with Betbrokers. The Company currently has no means to pay existing debts or fund ongoing obligations.  The Company is dependent on loans from its sole officer to pay ongoing expenses such as audit cost.  It is unlikely our current officer will be able to continue to pay ongoing costs and the Company may be forced to cease all activity including our SEC reporting obligations and seek bankruptcy protection or just dissolve.  It is likely investors in such situation would receive nothing and the stock of the Company would cease to trade on the Bulletin Board or other exchanges or markets.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] LEGAL MATTERS

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.

[5] TAX EXPENSE

The Company has not accrued income tax expense for the periods ended October 31, 2008 and 2007 at its statutory rates due to the unused net operating losses and acquired net operating losses.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has no revenues, no assets, and no ability to raise funds.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

Any discussion of results of operations will not be relevant to a reader in analyzing either past or future operations.  With the sale of all of the operating assets, the Company will not be engaged in the prior business and the future operating costs and revenues, if any, will be substantially different then prior operating costs and revenues.

SUMMARY OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

Cash decreased approximately $1,085 during the three months ended October 31, 2008. With the termination of operations in September 2007, the Company does not expect to receive any more revenues and the only cash it will receive is loans or stock sales.

LIQUIDITY AND CAPITAL RESOURCES

We have no assets and it is likely the investors will not receive any distributions.

Our working capital deficit as of October 31, 2008 was $1,499,979, as compared to $1,501,399 as of July 31, 2008.

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

CRITICAL ACCOUNTING ISSUES

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

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 31, 2008 the Company has no assets subject to market risk.

ITEM 4- CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on his evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

There are no legal proceedings pending; however, the Company is in default on all note obligations and does not have the funds to pay the notes or other creditors. Accordingly, it is highly likely the Company will be involved in litigation related to these claims.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the three months ended October 31, 2008; however, warrants for 3,949,667 expired.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

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

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, the principal and accrued interest of $ 6,212 are in default. Harrison has not sought repayment or restructuring of this amount.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extend the term for 11 months and to change the interest rate from 13% to 20%. As of July 31, 2008 the outstanding balance on the note was $146,728, and is in default.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies were pledged as collateral in the event of default. As of July 31, 2008 the outstanding balance on the note was $55,000 and is currently in default.

ITEM 4- SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended October 31, 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5- OTHER INFORMATION

NONE

ITEM 6- EXHIBITS

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

                                       W Technologies, Inc.

                                      (Registrant)

Dated: December 10, 2008              By: /s/ Wayne Allyn Root

       Wayne Allyn Root

 Chief Financial Officer

Dated: December 10, 2008              By: /s/ Wayne Allyn Root

 Wayne Allyn Root

 Chairman and Chief Executive

 Officer