Form 10-Q
period 2009-01-31
W Technologies, Inc.
filed 2009-03-17
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

(  )       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the transition period from _________________ to __________________

Commission file number:  000-24520

W Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box  531450, Henderson, NV 89053-1450

 (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 2009 was approximately $21,088, based upon the closing price per share of the Common Stock of $0.0001 on that date.

The number of shares outstanding of each the issuer’s Common Stock as of January, 2009:  210,878,844 shares of common stock at $0.0001 Par Value.  The Company also has 502,500,000 shares issued and held as security on a promissory note. These shares would not become outstanding unless the Company defaults on the term of this note.  Currently, the Company does not have the funds to pay the note.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes (  )  No (X)

___________________________________________________________________________________

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

              Page

ITEM   1:  FINANCIAL STATEMENTS

4

ITEM   2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM   3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM   4: CONTROLS AND PROCEDURES

9

PART II – OTHER INFORMATION

ITEM   1: LEGAL PROCEEDINGS

10

ITEM   2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10

ITEM   3: DEFAULTS UPON SENIOR SECURITIES

10

ITEM   4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM   5: OTHER INFORMATION

11

ITEM   6: EXHIBITS

11

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS A Development Stage Company

ASSETS	January 31, 2009	July 31, 2008
	(Unaudited)
Current assets:
Cash	$ --	$ 1,538
Available for sale securities	--	42,330
Total current assets	--	43,868

Total assets	$ --	$ 43,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 740,248	$ 765,248
Accounts payable – related parties	--	382,968
Accounts payable	135,033	397,051
Total current liabilities	875,281	1,545,267

Total liabilities	875,281	1,545,267
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46	46

Common stock - $0.0001 par value; 750,000,000 shares authorized; 713,378,844 and 632,396,450 issued at January 31, 2009 and July 31, 2008 respectively, of which 502,500,000 are Treasury shares	71,338	63,240
Additional paid in capital	28,436, 861	27,821,123
Treasury stock	(50,250)	(50,250)
Unrealized loss in available for sale securities	--	(1,659,771)
Accumulated deficit	(29,333,276)	(27,675,787)
Total stockholders’ equity	(875,281)	(1,501,399)
Total liabilities and stockholders’ equity	$ --	$ 43,868

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC. A Development Stage Company CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended January 31,		Six months ended January 31,		For the Period from September 26, 2007 through January 31,
	2009	2008	2009	2008	2009

Operating income and (expenses):
Revenues, net	$ --	$ --	$ --	$ 1,122,098	$ --
Handicapping fees	--	--	--	(100,465)	--
Advertising	--	15,376	--	(303,396)	--
Commissions	--	3,378	--	(249,618)	--
Salaries	--	(11,187)	--	(153,304)	--
Professional fees	(500)	(12,366)	(18,000)	(84,815)	(33,000)
General and administrative	(63)	(9,262)	(40,777)	(282,127)	(81,624)
Total operating income and (expenses)	$ (563)	$(14,061)	$ (58,777)	$ (51,627)	$ (114,624)

Other income and (expenses):
Gain on sale of assets	--	--	--	2,390,322	--
Forgiveness of indebtedness	10,803	32,313	151,828	41,349	41,349
Interest (expense), including amortization of debt discount	(9,377)	(50,423)	(44,837)	(98,103)	(142,940)
Interest (expense) related party	--	(5,817)	(3,599)	(11,712)	(15,311)
(Loss) on available for sale securities	(1,702,101)	--	(1,702,101)	--	(1,702,101)
Total other income and (expense)	(1,700,675)	(23,927)	(1,598,709)	2,321,856	(1,819,003)

Income tax (expense)	--	--	--	--	--

Net income (loss)	$(1,701,238)	$(37,988)	$(1,657,486)	$ 2,270,229	$(1,933,627)

Basic income (loss) per share of common stock
Continuing operations	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00
Discontinued operations	0.00	0.00	0.00	0.02
Basic and diluted (loss) per share of common stock	$ (0.01)	$ 0.00	$ (0.01)	$ 0.02

Basic and diluted income (loss) per share of common stock	216,001,064	129,896,450	216,001,064	129,896,450
Diluted weighted shares of common stock outstanding	216,001,064	134,518,670	216,001,064	134,518,670

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC. A Development Stage Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months ended January 31,
	2009	2008
Cash flows – operating activities:
Total cash (used in) operations	(1,538)	(665,322)

Cash flows – investing activities:
Sale of securities held for sale	--	730,856
Total cash provided by investi ng activities	--	730,856

Cash flows – financing activities:
Cash overdrafts	--	33,782
Payments on long-term debt and lease obligations	--	(101,937)
Total cash provided by financing activities	--	(68,155)

Net increase (decrease) in cash	(1,538)	(2,621)
Cash – beginning of the periods	1,538	2,621
Cash – end of the periods	$ --	$ --

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the periods ended January 31, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no established ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 NOTE 3 – SIGNIFICANT EVENTS

During the three months ended January 31, 2009 the company issued 80,982,394 shares of common stock to retire $623,834 of liabilities, including accounts payable and current portion of long-term debt.

The value of the stock of Betbrokers PLC (“Betbrokers”), a UK company, held for sale by the Company was determined to have a permanent decline in value, and therefore, the Company has recognized this loss in value. This permanent decline in value was caused by Betbrokers being placed in Administration in August 2008. Subsequent events have made it clear that there is no remaining value for the common stockholders.

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

With the September 2007 closing of the asset sale to Betbrokers PLC (“Betbrokers”) the Company has ceased all business operations.  The Company currently has no means to pay existing debts or fund ongoing obligations.  The Company is dependent on loans from its sole officer to pay ongoing expenses such as audit cost.  It is unlikely our current officer will be able to continue to pay ongoing costs and the Company may be forced to cease all activity including our SEC reporting obligations and seek bankruptcy protection or just dissolve.  It is likely investors in such situation would receive nothing and the stock of the Company would cease to trade on the Bulletin Board or other exchanges or markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2009

Any discussion of results of operations will not be relevant to a reader in analyzing either past or future operations.  With the sale of all of the operating assets, the Company will not be engaged in the prior business and the future operating costs and revenues, if any, will be substantially different then prior operating costs and revenues.

SUMMARY OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2009

Cash decreased approximately $1,538 during the six months ended January 31, 2009. With the termination of operations in September 2007, the Company does not expect to receive any more revenues and the only cash it will receive is loans or stock sales.

LIQUIDITY AND CAPITAL RESOURCES

We have no assets and it is likely the investors will not receive any distributions.

Our working capital deficit at January 31, 2009 was $875,281, as compared to $1,501,399 at July 31, 2008.

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

It is becoming increasingly more difficult for the Company to maintain its corporate status and SEC filing requirements. Combined with the potential default on notes, current shareholders likely will be diluted with the issuance of additional shares and with the no value remaining in Betbrokers stock, shareholders will not receive any distributions from the Betbrokers stock.  Additionally, the lack of liquidity may force the Company to cease all activity resulting in the complete loss of shareholder value.

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

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 31, 2009 the Company has no assets subject to market risk.

ITEM 4- CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on his evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2009.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's period ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

There are no legal proceedings pending; however, the Company is in default on all note obligations and does not have the funds to pay the notes or other creditors. Accordingly, it is highly likely the Company will be involved in litigation related to these claims.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

80,982,394 shares were issued during the three months and six months periods ended January 31, 2009 to retire $623,834 of liabilities, including accounts payable and current portion of long-term debt.; however, warrants for 3,949,667 expired during the six months ended January 31, 2009.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. At April 1, 2008 this note was renewed with a due date of November 7, 2008. At the same time the $28,750 remaining principal balance of a note to a private investor was included in this note. Also included in this note was all accrued interest for both notes as of April 1, 2008, and the note holder’s legal costs. As of January 31, 2009 the outstanding balance on the note was $538,520. This note is in default. As part of the note, the Company agreed to pledge 21,115,436 shares of Betbrokers stock to secure the note. The pledged Betbrokers stock represents almost all of the shares of Betbrokers still held by the Company.

In June 2007 the Company received a loan in the amount of $25,000 from Director Roger L. Harrison. This loan has a due date of August 31, 2007, the principal and accrued interest of $ 31,212 were retired in January 2009 by the issuance of 4,051,749 shares of the Company’s common stock.

On September 26, 2007 the Company amended the existing Laurus Master Fund, Ltd note to extend the term for 11 months and to change the interest rate from 13% to 20%.

As of January 31, 2009 the outstanding balance on the note was $146,728. The principal and $29,868 accrued interest are in default.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies were pledged as collateral in the event of default. As of January 31, 2009 the outstanding principal balance on the note was $55,000 and the note is currently in default.

ITEM 4- SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended January 31, 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                       W Technologies, Inc.

                                      (Registrant)

Dated: March 12, 2009              By: /s/ Wayne Allyn Root

Wayne Allyn Root

Chief Financial Officer

Dated: March 12, 2009              By: /s/ Wayne Allyn Root

Wayne Allyn Root

Chairman and Chief Executive

Officer

13