Form 10-Q
period 2009-04-30
W Technologies, Inc.
filed 2009-06-15
CIK 924396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes (X)  No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ( )  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 1, 2009 was approximately $84,352, based upon the closing price per share of the Common Stock of $0.0004 on that date.

The number of shares outstanding of each the issuer’s Common Stock as of April 30, 2009:  210,878,844 shares of common stock at $0.0001 Par Value.  The Company also has 502,500,000 shares issued and held as security on a promissory note. These shares would not become outstanding unless the Company defaults on the term of this note.  Currently, the Company does not have the funds to pay the note.

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

10

ITEM   3: DEFAULTS UPON SENIOR SECURITIES

10

ITEM   4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM   5: OTHER INFORMATION

11

ITEM   6: EXHIBITS

11

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

W TECHNOLOGIES, INC. A Development Stage Company CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2009	July 31, 2008
	(Unaudited)
Current assets:
Cash	$ --	$ 1,538
Available for sale securities	--	42,330
Total current assets	--	43,868

Total assets	$ --	$ 43,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 740,248	$ 765,248
Accounts payable – related parties	--	382,968
Accounts payable	165,240	397,051
Total current liabilities	905,488	1,545,267

Total liabilities	905,488	1,545,267
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 462,222 shares issued and outstanding	46	46

Common stock - $0.0001 par value; 750,000,000 shares authorized; 713,378,844 and 632,396,450 issued at April 30, 2009 and July 31, 2008 respectively, of which 502,500,000 are Treasury shares	71,338	63,240
Additional paid in capital	28,436, 861	27,821,123
Treasury stock	(50,250)	(50,250)
Unrealized loss in available for sale securities	--	(1,659,771)
Accumulated deficit	(29,363,483)	(27,675,787)
Total stockholders’ equity	(905,488)	(1,501,399)
Total liabilities and stockholders’ equity	$ --	$ 43,868

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC. A Development Stage Company CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended April 30,		Nine months ended April 30,		For the Period from September 26, 2007 through April 30,
	2009	2008	2009	2008	2009

Operating income and (expenses):
Revenues, net	$ --	$ --	$ --	$ 1,122,098	$ --
Handicapping fees	--	--	--	(100,465)	--
Advertising	--	--	--	(303,369)	15,375
Commissions	--	--	--	(249,618)	3,378
Salaries	--	--	--	(153,304)	(16,580)
Professional fees	(6,572)	(35,465)	(24,572)	(120,280)	(93,872)
General and administrative	--	4,792	(40,777)	(277,363)	(45,488)
Total operating income and (expenses)	$ (6,572)	$(30,673)	$ (65,349)	$ (82,301)	$ (137,187)

Other income and (expenses):
Gain on sale of assets	--	--	--	2,390,322	--
Forgiveness of indebtedness	--	1,020	151,828	42,369	344,435
Interest (expense), including amortization of debt discount	(23,636)	(55,670)	(68,437)	(153,773)	(218,285)
Interest (expense) related party	--	(5,690)	(3,599)	(17,402)	(53,422)
(Loss) on available for sale securities	--	--	(1,702,101)	--	(1,702,101)
Total other income and (expense)	(23,636)	(60,340)	(1,6,22,345)	2,261,516	(1,629,373)

Income tax (expense)	--	--	--	--	--

Net income (loss)	$ (30,208)	$ (91,013)	$(1,687,694)	$ 2,179,215	$(1,766,560)

Basic income (loss) per share of common stock	$ 0.00	$ 0.00	$ (0.01)	$ 0.02
Basic and diluted (loss) per share of common stock	$ 0.00	$ 0.00	$ (0.01)	$ 0.02

Basic and diluted income (loss) per share of common stock	210,878,844	129,896,450	156,890,581	129,896,450
Diluted weighted shares of common stock outstanding	210,878,844	134,518,670	156,890,581	134,518,670

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC. A Development Stage Company CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months ended April 30,
	2009	2008
Cash flows – operating activities:
Total cash (used in) operations	$ (1,538)	$ (715,282)

Cash flows – investing activities:
Sale of securities held for sale	--	780,810
Total cash provided by investing activities	--	780,810

Cash flows – financing activities:
Issuance of notes payable	--	785,339
Payments on long-term debt and lease obligations	--	(851,368)
Total cash provided by financing activities	--	(66,029)

Net increase (decrease) in cash	(1,538)	(501)
Cash – beginning of the periods	1,538	2,621
Cash – end of the periods	$ --	$ 2,120

The accompanying notes are an integral part of these consolidated financial statements

W TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 are not necessarily indicative of the operating results for the full year.

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

 NOTE 3 – SIGNIFICANT EVENTS

During the nine months ended April 30, 2009 the company issued 80,982,394 shares of common stock to retire $623,834 of liabilities, including accounts payable and current portion of long-term debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2009

Any discussion of results of operations will not be relevant to a reader in analyzing either past or future operations.  With the sale of all of the operating assets, the Company will not be engaged in the prior business and the future operating costs and revenues, if any, will be substantially different then prior operating costs and revenues.

SUMMARY OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2009

Cash decreased approximately $1,538 during the nine months ended April 30, 2009. With the termination of operations in September 2007, the Company does not expect to receive any more revenues and the only cash it will receive is loans or stock sales.

LIQUIDITY AND CAPITAL RESOURCES

We have no assets and it is likely the investors will not receive any distributions.

Our working capital deficit at April 30, 2009 was $905,488, as compared to $1,501,399 at July 31, 2008.

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

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2009 the Company has no assets subject to market risk.

ITEM 4- CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on his evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2009.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's period ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

There are no legal proceedings pending; however, the Company is in default on all note obligations and does not have the funds to pay the notes or other creditors. Accordingly, it is highly likely the Company will be involved in litigation related to these claims.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

80,982,394 shares were issued during the nine months ended April 30, 2009 to retire $623,834 of liabilities, including accounts payable and current portion of long-term debt.; however, warrants for 3,949,667 expired during the nine months ended April 30, 2009.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

In September of 2006 the Company entered into a $655,000 short term loan with a private investor. The note has an 18% interest rate and a maturity date of June 30, 2007.  As collateral, the Company made a general pledge agreement, giving a security interest in the assets of the Company including a specific credit card reserve account. Additionally, the Company pledged its 502,500,000 treasury shares of common stock in the event of default.  CEO Wayne Root also pledged his 462,222 preferred shares in the event of default. On September 26, 2007 the Company amended the loan to extend maturity for nine months, and secured the loan with 10,000,000 shares of Betbrokers stock in the name of W Technologies to be used in the event of default. At April 1, 2008 this note was renewed with a due date of November 7, 2008. At the same time the $28,750 remaining principal balance of a note to a private investor was included in this note. Also included in this note was all accrued interest for both notes as of April 1, 2008, and the note holder’s legal costs. As of April 30, 2009 the outstanding balance on the note was $538,520. This note is in default. As part of the note, the Company agreed to pledge 21,115,436 shares of Betbrokers stock to secure the note. The pledged Betbrokers stock represents almost all of the shares of Betbrokers still held by the Company.

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

As of April 30, 2009 the outstanding balance on the note was $146,728. As of October 31, 2009 the Company stopped accruing interest on this note. The principal and $29,868 accrued interest are in default.

During the year ended July 31, 2007 the Company received two loans from J. Wright totaling $60,000 at an interest rate of 12%, due July 31, 2007. In connection with the sale of assets to Betbrokers the principal amount of the Wright note was increased to $65,000 and the interest rate changed to 18%. The due date of the new loan was extended to June 30, 2008. Additionally, 1,250,000 shares of Betbrokers stock in the name of W Technologies were pledged as collateral in the event of default. As of April 30, 2009 the outstanding principal balance on the note was $55,000 and the note is currently in default. As of October 31, 2009 the Company stopped accruing interest on this note.

ITEM 4- SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended April 30, 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                       W Technologies, Inc.

                                      (Registrant)

Dated: June 10, 2009                  By: /s/ Wayne Allyn Root

Wayne Allyn Root

                                    Chief Financial Officer

Dated: June 10, 2009                  By: /s/ Wayne Allyn Root

                                          Wayne Allen Root

                                          Chairman and Chief Executive Officer