Form 10-Q
period 2021-01-31
W Technologies, Inc.
filed 2021-03-29
CIK 924396

As Filed with the Securities and Exchange Commission on March 29, 2021

File No:  000-24520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JANUARY 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission file number: 000-24520

W TECHNOLOGIES, INC.

(Name of registrant as specified in its Charter)

Delaware	04-3021770
(State of Incorporation)	(IRS Employer Identification No.)

9440 Santa Monica Blvd., Suite 301, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(424) 522-9977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	WTCG	OTCPINK

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “law accelerated filed,” “accelerated filed,” “Smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark (if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 26, 2021, we had 3,355,016 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

W TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JANUARY 31, 2021

Consolidated Balance Sheets: As of January 31, 2021 (Unaudited) and as of July 31, 2020 (Audited)	4

Consolidated Statements of Operations: For the Three and Six Months Ended January 31, 2021 and the Three and Six months ended January 31, 2020 (Unaudited)	5

Consolidated Statements of Cash Flows: For the Six Months Ended January 31, 2021 and July 31, 2020 (Unaudited)	6

Consolidated Statement of Shareholders Equity: For the Six Months Ended January 31, 2021 and for the Year Ended July 31, 2020 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

W Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued Expenses	113,500	50,000
Accrued Interest Payable	24,571	176,722
Note Payable	43,903	-
Convertible Notes Payable (Note 6)	613,805	440,405
Shareholder Advances ( Note 5)	79,433	-
Derivative Liability	184,382	184,382
Total Current Liabilities	1,059,594	851,509

TOTAL LIABILITIES	1,059,594	851,509

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock , $.0001 par value, 50,000,000 shares authorized Series A- 120,000 Issued and Outstanding at January 31, 2021 and July 31, 20 respectively	12	12
Series E –0 Issued and Outstanding at January 31, 2021 and 25,000,000 at July 31, 2020 respectively see (Note 11)		2,500
Series F – 1,000,000 Issued and Outstanding at January 31,2021 and -0- at July 31,2020 respectively see (Note 11)	100
Common Stock, $.0001 par value 10,000,000,000 shares authorized 3,355,016 Issued and Outstanding at January 31, 2021 and 2,805,016 at July 31, 2020.	336	281
Additional paid-in-capital	43,291,637	43,291,637
Treasury Stock	(50,250)	(50,250)
Accumulated deficit	(44,301,429)	(44,095,689)
Total Stockholders’ Equity (Deficit)	(1,059,594)	(851,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	-	$-

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Six Months Ended January 31, 2021 and 2020

(Unaudited)

	Three Months Ended January 31				Six Months Ended January 31
	2021		2020		2021		2020
REVENUES	$		$		$		$

COST OF REVENUE

OPERATING EXPENSES:

General & Administrative expenses		1,720				2,735		3,025
Computer Systems		8,708				9,604
Legal Fees		38,769				59,814
Officer Compensation		30,000				60,000
Professional Fees		23,495		1,595		36,144		2,470
Travel & Entertainment		1,858				13,357
Transfer Agent Fees		1,037				3,319
Telephone		1,918				1,918
Total Operating expenses		107,505		1,595		186,891		5,495

NET OPERATING INCOME/ (LOSS)		(107,505)		(1,595)		(186,891)		(5,495)

OTHER INCOME/(EXPENSES)

Finance and interest fees		(7,858)		(9,645)		(18,849)		(19,123)
Amortization of debt discount
Changes in derivative liability
Loss from extinguish of debt
Total other Income/(Expense)		(7,858)		(9,645)		(18,849)		(19,123)

NET INCOME/ (LOSS)		$(115,363)		$(11,240)		$(205,740)		$(24,618)

Basic and Diluted Income/( Loss) per Common Share		$(.03438)		$(.00401)		$(.06132)		$(0.00877)

Weighted Average Number of Common Shares Outstanding		3,355,016		2,805,016		3,355,016		2,805,016

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended January 31, 2021 and 2020

(Unaudited)

	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(205,740)	$(24,618)
Adjustments to reconcile net loss to net cash provided
Issuance of common stock for services	55
By operating activities:
Changes in operating assets and liabilities
Increase/ (decrease) in accounts payable		-
Increase/ (decrease) in accrued expenses	63,500	5,495
Increase/ (decrease) in accrued interest payable	(154,551)	19,123
Net cash used in operating activities	(296,736)	-

Net cash provided by (used in) investing activities		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	43,903	-
Interest included in convertible note payable	173,400
Proceeds from Shareholder Advances	79,433	-
Net cash provided by (used in) financing activities	296,736	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Six Months Ended January 31, 2021 and

Foe Year Ended July 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series E		Preferred Series F		Common Stock		Additional Paid-In	Treasury	Accumulated	Retained
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Deficit	Earnings
Balance – July 31, 2018 (Unaudited)	120,000	$12	25,000,000	$2,500			2,805,016	$281	$43,291,637	(50,250)	$(43,751,727)	$(507,547)

Net Income/(Loss) July 31, 2019											(178,714)	(178,714)

Balance – July 31, 2019(Unaudited)	120,000	$12	25,000,000	$2,500			2,805,016	$281	$43,291,637	(50,250)	$(43,930,441)	$(686,261)

Net Income/(Loss) July 31, 2020											(165,248)	(165,248)

Balance – July 31, 2020 (Unaudited)	120,000	$12	25,000,000	$2,500			2,805,016	$281	$43,291,637	(50,250)	$(44,095,689)	$(851,509)

Net Income/(Loss) October 31, 2020											(90,378)	(90,378)

Balance – October 31, 2020 (Unaudited)	120,000	$12	25,000,000	$2,500			2,805,016	$281	$43,291,637	(50,250)	$(44,186,067)	$(941,887)

Issuance of Common Shares for services							550,000	$55			55	55

Preferred shares cancelled			(25,000,000)	$(2,500)							(2,500)	(2,500)

Sale of Preferred shares					1,000,000	100					100	100

Net Income/(Loss) January 31,2021 (Unaudited)											(115,363)	(115,363)

Balance – January 31, 2021 (Unaudited)	120,000	$12	0	$0	1,000,000	$100	3,355,016	$366	$43,291,637	(50,250)	$(44,301,429)	$(1,059,594)

The accompanying notes are an integral part of these financial statements.

W TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

W Technologies, (the "Company") was incorporated in the State of Nevada in 1986 as IMSCO Technologies. We reincorporated in Massachusetts in 1987 and then we reincorporated in Delaware in 1996. In 2001 we changed our name to Global Sports and Entertainment, Inc. On August 22, 2002 we changed our name to GWIN, Inc. Then on September 22, 2006 we changed our name to Winning Edge International, Inc. On October 2, 2007 we became W Technologies, Inc.

The Company transitioned its business model to the sales and distribution of medical-related devices and supplies. A change in our management initiated this change in our business model in February 2020. On April 20, 2020, the Company received a proposed Letter of Intent for the exclusive and global rights to a proprietary technology designed to remove viruses. After extensive and careful due diligence of the German company warranting the technology of the devices, on June 8, 2020, the Company announced that it decided not to proceed with this transactions.

On November 6, 2019, we entered into an agreement (the “11/6/19 Agreement”) with Mid Atlantic Capital Associates, Inc. (“MACA”) pursuant to which MACA would acquire a controlling equity interest in the Company through certain transactions. By Letter Agreement dated December 7, 2020, (the “12/7/20 Agreement”), the 11/9/19 Agreement was replaced in full. The 12/7/20 Agreement provides that (i) the Company would assign a new note of the Company, of which $399,832 is principal and interest of $173,400 (the “Note”) to MACA; (ii) the Company will cancel certain preferred stock of the Company; (iii) that the Company would issue 550,000 restricted shares of common stock of the Company, valued at $275,000; (iv) the issuance of a convertible note for $40,753 to MACA in repayment of expenses paid by MACA (the “Expense Note”), and (v) the issuance of 500,000 shares of newly designated Series F Preferred Stock of the Company (the “Series F Stock) to MACA. Subsequently to the execution of the 12/7/20 Agreement, the Company and MACA amended some of the terms of the 12/7/20 Agreement by oral agreement.  Pursuant to such agreements, on December 9, 2020, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Delaware to withdraw the Certificates of Designation for the Company’s Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as no shares of any such series of preferred stock remained outstanding. On December 10, 2020, the Company designated 1,000,000 shares of its preferred stock as the Series F Convertible Preferred Stock (the “Series F Stock”).  Each share of the Series F Stock is convertible into 200 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class, which currently results in all 1,000,000 shares of Series F Stock having 200 million votes. On December 11, 2020, all 1,000,000 shares of Series F Stock were issued and sold to MACA for total consideration of $100. Following this sale, MACA has the ability, through its ownership of Series F Stock, to elect directors of its choosing and thus is able to control the direction of the Company. The Series F Stock also participates in distributions with the common stock on an as-converted basis.  The shares of common stock as referenced in clause (iii) above were issued to Daniel Belanger as representative of certain current and prior shareholders, and the Note and the Expense Note were assigned or issued, as applicable as described above. In connection with these transactions, but prior to their full consummation, on February 21, 2020, Mikael Lundgren became the sole officer and director of the Company.

Going forward, the Company will continue to identify and execute upon investment opportunities including medical equipment for the sanitation of medical devices and/or systems.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has a substantial accumulated deficit of $(44,301,429) at January 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principals of Consolidation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.”

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2021 or 2020, respectively.

Financial Instruments

The Company’s balance sheet includes certain financial instruments: primarily accounts payable, accruals and debt obligations. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company has embedded derivatives associated with its convertible debt of $184,382 measured at fair value at January 31, 2021.

		Identical Assets	Observable Inputs	Unobservable Inputs
	January 31, 2021	(Level 1)	(Level 2)	(Level 3)
Derivative liability				$184,382

Total				$184,382

The Company has embedded derivatives associated with its convertible debt of $174,300 measured at fair value at January 31, 2020.

		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	January 31, 2020	(Level 1)	(Level 2)	(Level 3)
Derivative liability				$174,300

Total				$174,300

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued (Note 11).

NOTE 4 – NOTE RECEIVABLE

On May 15, 2018, the Company sold 50% of its inventory to a third party through execution of a promissory note receivable totaling $15,000. The promissory note receivable carries zero interest, with a one-year term, and has no conversion rights.

Terms of the promissory note receivable were amended upon default by the borrower as of May 15, 2019; the original maturity date. The Company amended and extended the promissory note receivable’s maturity date to May 15, 2020 in effort to work with the borrower’s ability to repay the amount due us.

Subsequent to extending the promissory note’s maturity date, and upon several attempts to collect the outstanding obligation from borrower, the Company no longer considers it collectible. The Company has opted to elect to write-off this debt as a loss on settlement of note receivable on the statement of operations for the twelve months July 31, 2020.

As of January 31, 2021 and 2020, the promissory note receivable had an outstanding balance owed to the Company of $0 and $15,000, respectively.

NOTE 5 – ADVANCES

Prior to January 31, 2021, the Company was advanced approximately $119,386 by a former related party. The consideration advanced did not have any supporting paperwork, agreement, or formal documentation to substantiate an organized claim. Due to this, Management’s inability to substantiate the proper documentation associated with the advances described above, and lack of any collection effort(s) from outside party(s) or entity(s) asserting an interest in the consideration provided, the Company chose to write these advances off as a gain on extinguishment of debt for $5,495 and $45,746 during the fiscal years ended July 31, 2020 and 2019, respectively. During the six month period ending January 31, 2021, the Company was advanced approximately $79,433 by related parties. The advances were used to pay various operating expenses during the six months ended January 31, 2021. At January 31, 2021 and 2020, outstanding advances payable were $79,433 and $-0-, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 25, 2015, the Company issued a Convertible Promissory Note (“New Note”) to an investor for $399,832. The New Note succeeds two notes issued originally in September 2006, and it superseded the terms of the September 2006 Notes pursuant to an agreement dated June 25, 2015. Terms of the New Note provide for a conversion option into common shares at a discount of 20% off-market, a weighted average interest rate of approximately 7% annual interest (payable to investor), and an original maturity date of June 25, 2016; renewable by investor. As of July 31, 2020 and 2019, the New Note was in default. The New Note was re-issued in November 2020 with a new maturity date in 2021 (see Note 11). The balance of the New Note as of July 31, 2020 and 2019 was $399,832 at the end of both periods, respectively. On December 7, 2020 an agreement was reached that a new Company note, in which $399,832 of principal and $173,400 of interest would be combined. On December 16, 2020, the Company issued the Note in the principal amount of $573,232 to MACA. The Note bears interest at the rate 8% per annum and matures on December 16, 2023. Any amount of principal or interest on the Note that is not paid when due bears interest at the rate of 22% per annum. Pursuant to the terms of the Note, MACA has the right from time to time, and at any time during the period beginning on the date which is 180 days following December 16, 2020 and ending on the later of (i) the maturity date and (ii) the date of payment of the Default Amount (as defined in the Note), each in respect of the remaining outstanding amount of the Note to convert all or any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of the Company’s common stock, subject to, among other things, a 4.99% equity blocker. See Note 11for additional information regarding these Notes.

This New Note of $573,232 had an annual interest rate of 8% and a due date of December 16, 2023. Derivative gain (expense) and corresponding liability associated to the New Note was $1,111 and ($173,400) for the six months ending and as of January 31, 2021 and 2020, respectively. Interest expense incurred for the six months ending January 31, 2021 and July 31, 2020 on the New Note was $7,039 and $-0-, respectively.

On July 31, 2020 the Company entered into a Convertible Promissory Note with an investor in exchange for $40,573 cash consideration advanced incurred during the twelve months ended July 31, 2020 for operating expenses incurred during the period. Terms of the Convertible Promissory Note provide for a conversion option into common shares to the investor at a 20% discount off market, an 8% annual interest payable to investor, and a final maturity date of July 31, 2021; renewable by the lender. Balance of the Convertible Promissory Note as of January 31, 2021 and 2020 was $12,013 and $ -0-, respectively. Derivative expense and corresponding liability associated to this Convertible Promissory Note agreement was $40,573 and $0 for the six months ending and as of January 31, 2021 and 2020, respectively. Interest expense incurred during the six months ended January 31, 2021 and 2020 on the Convertible Promissory Note was $18,849 and $19,123 respectively.

During the six month period ending January 31, 2021, the Company was advanced approximately $79,433 by related parties. The advances were used to pay various operating expenses during this period. At January 31, 2021 and 2020, outstanding advances payable were $79,433 and $-0-, respectively.

NOTE 7 – INVENTORY

Contemporaneous with the change in management on February 21, 2020 and a new business strategy, the new management found it prudent to shed itself of the remaining inventory asset.

Considering that this technology-based asset is in excess of five years it was rendered nearly obsolete. In addition, based upon the non-collectability of the Note Receivable referenced in Note 4, representing the remaining 50% of the original asset acquired by the Company in 2014, management found it justifiable to remove the asset in its entirety as the asset was incapable of being valued in a justifiable manner.

Inventory totals as of January 31, 2021 and 2020 were $-0- and $-0-, respectively. Inventory is recorded at the lower of cost or fair market value.

NOTE 8 – RELATED PARTY TRANSACTIONS

For its corporate offices, the Company utilizes shared office space at 9440 Santa Monica Boulevard, Suite 301, Beverly Hills, California, 90210.

Mr. Mikael Lundgren sits on the board of directors as the Company’s sole director and also serves as the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for his services we are accruing annual compensation of $120,000 as of March 1, 2020 at a rate of $10,000 per month. We will continue to accrue his compensation at a monthly rate of $10,000 going forward. Accrued compensation for the six months ended January 31, 2021 and 2020 was $60,000 and $0, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company has 10,000,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

There were 3,355,016 common shares issued and outstanding at January 31, 2021 and 2,805,016 at January 31, 2020, respectively. See Note 11.

Preferred Stock

The Company has 50,000,000 authorized preferred shares with a par value of $0.0001 per share. There are Preferred Series A, and Preferred Series F outstanding. At January 31, 2021 there were 120,000 Series A Preferred Shares issued and outstanding; and 1,000,000 Series F Preferred Shares issued and outstanding. See Note 11.

The Series A Preferred (“A Preferred”) were issued to a former officer/director who donated the A Preferred to a charity. The A Preferred has one vote for share of A Preferred being equal to the voting rights of common stock. The A Preferred is convertible on a one to one ratio, as aforesaid. Presently, the time to convert the A Preferred has elapsed so the A Preferred is basically without any value.

The 1,000,000 shares of Series F Preferred (“F Preferred”) has voting rights on an as converted basis. Each share of F Preferred has 200 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class, which currently results in all 1,000,000 shares of Series F Stock having 200 million votes. See Note 11 for the terms of the acquisition.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation, claims and assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of January 31, 2021 or 2020, respectively.

NOTE 11 – OTHER EVENTS

On November 7, 2019, an LOI (“LOI”) was signed by Sarkis Sarkissian , a holder of notes,  and Serge Mersillian, then President of the Company, to sell and/or transfer all outstanding convertible promissory notes then held by Mr. Sarkissian and the Series E Preferred Stock (“Series E”) held by The CH Mornas Foundation (“Mormas”) to Mid Atlantic Capital Associates, Inc. (“MACA”), in exchange for payment of $250,000.00. By Letter Agreement dated December 7, 2020 (the “12/7/20 Agreement”), the LOI was replaced in full. The 12/7/20 Agreement provides that (i) the Company would assign a new note of the Company, of which $399,832 is principal and interest of $173,400 (the “Note”) to MACA; (ii) the Company will cancel certain preferred stock of the Company; (iii) that the Company would issue 550,000 restricted shares of common stock of the Company, valued at $275,000; (iv) the issuance of a convertible note for $40,753 to MACA in repayment of expenses paid by MACA (the “Expense Note”), and (v) the issuance of 500,000 shares of newly designated Series F Preferred Stock of the Company (the “Series F Stock) to MACA. Subsequently to the execution of the 12/7/20 Agreement, the Company and MACA amended some of the terms of the 12/7/20 Agreement by oral agreement. Pursuant to such agreements, on December 9, 2020, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Delaware to withdraw the Certificates of Designation for the Company’s Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as no shares of any such series of preferred stock remained outstanding. On December 10, 2020, the Company designated 1,000,000 shares of its preferred stock as the Series F Convertible Preferred Stock (the “Series F Stock”). Each share of the Series F Stock is convertible into 200 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class, which currently results in all 1,000,000 shares of Series F Stock having 200 million votes. On December 11, 2020, all 1,000,000 shares of Series F Stock were issued and sold to MACA for total consideration of $100. Following this sale, MACA has the ability, through its ownership of Series F Stock, to elect directors of its choosing and thus is able to control the direction of the Company. The Series F Stock also participates in distributions with the common stock on an as-converted basis. The shares of common stock as referenced in clause (iii) above were issued to Daniel Belanger as representative of certain current and prior shareholders, and the Note and the Expense Note were assigned or issued, as applicable as described above. In connection with these transactions, but prior to their full consummation, on February 21, 2020, Mikael Lundgren became the sole officer and director of the Company.

The final transaction was consummated via the 12/7/20 Agreement, and executed by Daniel Belanger on behalf of Mr. Sarkissian. MACA and the Company believed at that time that Mr. Belanger had actual and apparent authority to execute the document on behalf of the transferor.  MACA paid the $250,000, as agreed and upon belief such funds were distributed to the beneficial note holders and owner of the Series E.

Through due diligence the Company and MACA believe that CH Mornas was the owner of the Series E, that CH Mornas had been dissolved and that its assets had effectively been abandoned. Accordingly, the Certificate of Determination for the Series E was withdrawn in the State of Delaware.

Recently, Mr. Sarkissian and his lawyer, who is also the former attorney for the Company, contacted the Company and raised a claim that the notes and/or Series E were not properly transferred by the 12/7/20 Agreement and that Mr. Belanger lacked authority to sign such agreement.  No formal claim has been raised and if raised the Company and MACA believe, in light of all facts and circumstances, that it would be unfounded.  Moreover, if a formal claim is raised, the Company and MACA will address the matter through the appropriate courts of competent jurisdiction.

To protect investors and shareholders, the Company intends to contact Mr. Sarkissian’s trustee in bankruptcy as Mr. Sarkissian did not list either the convertible notes or the Series E as assets in such proceedings. The Trustee may try to get involved with any assets determined to be owned by Mr. Sarkissian. In addition, the attorney representing Mr. Sarkissian is the Company’s former counsel and we intend to raise the issue of conflict.

NOTE 12 – SUBSEQUENT EVENTS

On February 16, 2021, the Company’s Form 10 became effective with the SEC and the Company is now a fully reporting company under the Securities Exchange Act of 1934, as amended. See the Company’s Form 8-K filed with the SEC on February 19, 2021.

Effective as of March 8, 2021, Dr. Edward White was appointed a director of the Company. See the Company’s Form 8-K filed with the SEC on March 5, 2021.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED JANUARY 31, 2021

TO

THE THREE MONTHS ENDED JANUARY 31, 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this Registration Statement. This section and other parts of this Registration Statement contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We were originally incorporated in Nevada in 1986. We reincorporated in Massachusetts in 1987 and reincorporated in Delaware in May 1996 as IMSCO Technologies, Inc. In 2001, we changed our name to Global Sports and Entertainment, Inc. In 2002, we changed our name to GWIN, Inc. We changed our name to Winning Edge International, Inc., in 2006 and in 2007 we changed our name to W Technologies, Inc.

In February 2020, as a result of a change in our management, we transitioned our business model to the sales and distribution of medical-related devices and supplies. On April 20, 2020, we executed a letter of intent for the exclusive global rights to a proprietary technology designed to remove viruses owned by a company located in Germany. After extensive and careful due diligence of the technology, on June 8, 2020, we announced that we decided not to proceed with this transaction and terminated the letter of intent. The Company is now exploring other opportunities.

On November 6, 2019, we entered into an agreement (the “11/6/19 Agreement”) with Mid Atlantic Capital Associates, Inc. (“MACA”) pursuant to which MACA would acquire a controlling equity interest in the Company through certain transactions. By Letter Agreement dated December 7, 2020 (the “12/7/20 Agreement”), the 11/6/19 Agreement was replaced in full. The 12/7/20 Agreement provides that (i) the Company would assign a new note of the Company, of which $399,832 is principal and interest of $173,400 (the “Note”) to MACA; (ii) the Company will cancel certain preferred stock of the Company; (iii) the Company would issue 550,000 restricted shares of common stock of the Company, valued at $275,000; (iv) the Company would issue a convertible note for $40,753 to MACA in repayment of expenses paid by MACA (the “Expense Note”), and (v) the Company would issue 500,000 shares of newly designated Series F Preferred Stock of the Company (the “Series F Stock”) to MACA. Subsequent to the execution of the 12/7/20 Agreement, the Company and MACA amended some of the terms of the 12/7/20 Agreement by oral agreement.  Pursuant to such agreements, on December 9, 2020, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Delaware to withdraw the Certificates of Designation for the Company’s Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as no shares of any such series of preferred stock remained outstanding. On December 10, 2020, the Company designated 1,000,000 shares of its preferred stock as the Series F Convertible Preferred Stock (the “Series F Stock”).  Each share of the Series F Stock is convertible into 200 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class, which currently results in all 1,000,000 shares of Series F Stock having 200 million votes. On December 11, 2020, all 1,000,000 shares of Series F Stock were issued and sold to MACA for total consideration of $100. Following this sale, MACA has the ability, through its ownership of Series F Stock, to elect directors of its choosing and thus is able to control the direction of the Company. The Series F Stock also participates in distributions with the common stock on an as-converted basis.  The shares of common stock as referenced in clause (iii) above were issued to Daniel Belanger as representative of certain current and prior shareholders.

On December 16, 2020, the Company issued the Note in the principal amount of $573,232 to MACA. The Note bears interest at the rate 8% per annum and matures on December 16, 2023. Any amount of principal or interest on the Note that is not paid when due bears interest at the rate of 22% per annum. Pursuant to the terms of the Note, MACA has the right from time to time, and at any time during the period beginning on the date which is 180 days following December 16, 2020 and ending on the later of (i) the maturity date and (ii) the date of payment of the Default Amount (as defined in the Note), each in respect of the remaining outstanding amount of the Note to convert all or any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of the Company’s common stock, subject to, among other things, a 4.99% equity blocker.

The Expense Note was issued, as described above. In connection with these transactions, but prior to their full consummation, on February 21, 2020, Mikael Lundgren became the sole officer and director of the Company.

Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

Although there is no guarantee that a merger with a private, operating business would result in any benefit to our current or future shareholders, the Company believes there exists a potential benefit to the shareholders from the consummation of such a merger or acquisition. For example, our common stock may become more attractive to the financial community, resulting in an increased share price and/or greater liquidity. Moreover, if all of the preconditions of Rule 144 promulgated under the Securities Act of 1933 are met, including the introduction of an operating business, current restricted shareholders may be able to utilize Rule 144 for the sale of their shares. Currently, Rule 144 is not available as further described below in Risk Factors. There is no guarantee that any of these possible benefits will come to fruition.

Results of Operations and Known Trends or Future Events

At January 31, 2021 net working capital was ($1,059,594) as compared with ($851,509) at January31, 2020 a decrease of ($208,085). In the quarter ended January 31, 2021, funds used by the net loss of ($115,363) included: expenditures for legal and professional fees, interest and salaries. Funds were provided by short term advances by a shareholder and third party. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

For the quarterly period ended January 31, 2021 and fiscal year ended July 31, 2020, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market. There has been no significant change in our financial and no material adverse change has occurred since the date of our audited financial statements.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through the sale of convertible notes. On January 31, 2021, we issued a Convertible Promissory Note to an investor in exchange for $40,573 cash consideration advanced for operating expenses incurred during the twelve months ended July 31, 2020 for operating expenses incurred during the period. Terms of the Convertible Promissory Note provide for a conversion option into common shares to the investor at a 20% discount off market, an 8% annual interest payable to investor, and a final maturity date of July 31, 2021, renewable by the lender.

On January 31, 2021, we issued a Convertible Promissory Note to an investor in exchange for $43,890 cash consideration advanced for operating expenses incurred during the three months ended October 31, 2020 for operating expenses incurred during the period. Terms of the Convertible Promissory Note provide for a conversion option into common shares to the investor at a 20% discount off market, an 8% annual interest payable to investor, and a final maturity date of January 31, 2021, renewable by the lender. We will continue to require additional capital to pay operating expenses.

We will continue to require additional capital to pay operating expenses.

Going Concern

We have only generated minimal revenues since inception, have sustained operating losses since inception, and we have a substantial accumulated deficit of $(44,301,429) at January 31, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

PLAN OF OPERATIONS

Based on our current financial position, we cannot anticipate whether we will have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not, however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital through the sale of our common shares and we have incurred substantial increases in debt from our trade creditors in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, January 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman, Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15© of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer/Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL, Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

March 26, 2021

W TECHNOLOGIES, INC

/s/ Mikael Lundgren
Mikael Lundgren
Title: President &
Chief Executive Officer (CEO)

/s/ Mikael Lundgren
Mikael Lundgren
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)