Form 10-Q
period 2021-04-30
W Technologies, Inc.
filed 2021-06-21
CIK 924396

As Filed with the Securities and Exchange Commission on June 21, 2021

File No:  000-24520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING APRIL 30, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 21, 2021, we had 3,955,016 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

W TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

APRIL 30, 2021

Consolidated Balance Sheets: As of April 30, 2021 (Unaudited) and as of July 31, 2020 (Audited)	4

Consolidated Statements of Operations: For the Three and Nine Months Ended April 30, 2021 and the Three and Nine months ended April 30, 2020 (Unaudited)	5

Consolidated Statements of Cash Flows: For the Nine Months Ended April 30, 2021 and July 31, 2020 (Unaudited)	6

Consolidated Statement of Shareholders Equity: For the Nine Months Ended April 30, 2021 and for the Year Ended July 31, 2020 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

W Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued Expenses	143,500	50,000
Accrued Interest Payable	32,429	176,722
Note Payable	43,903	-
Convertible Notes Payable (Note 6)	613,805	440,405
Shareholder Advances ( Note 5)	113,008	-
Derivative Liability	184,382	184,382
Total Current Liabilities	1,131,027	851,509

TOTAL LIABILITIES	1,131,027	851,509

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock , $.0001 par value, 50,000,000 shares authorized Series A- 120,000 Issued and Outstanding at April 30, 2021 and July 31, 20 respectively	12	12
Series E –0 Issued and Outstanding at April 30, 2021 and 25,000,000 at July 31, 2020 respectively see (Note 11)		2,500
Series F – 1,000,000 Issued and Outstanding at April 30, 2021 and -0- at July 31,2020 respectively see (Note 11)	100
Common Stock, $.0001 par value 10,000,000,000 shares authorized 3,955,016 Issued and Outstanding at April 30, 2021 and 2,805,016 at July 31, 2020.	396	281
Additional paid-in-capital	43,291,637	43,291,637
Treasury Stock	(50,250)	(50,250)
Accumulated deficit	(44,372,922)	(44,095,689)
Total Stockholders’ Equity (Deficit)	(1,131,027)	(851,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	-	$-

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended April 30, 2021 and 2020

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2021	2020	2021	2020
REVENUES

COST OF REVENUE

OPERATING EXPENSES:

Bad Debt Expense	-	15,000	-	15,000
Stock based compensation	60	-	60	-
General & Administrative expenses	2,979	-	5,714	3,025
Computer Systems	3,722	-	13,327	-
Legal Fees	11,685	-	71,499	-
Officer Compensation	30,000	-	90,000	-
Professional Fees	14,051	-	50,196	2,469
Travel & Entertainment	-	-	13,357	-
Transfer Agent Fees	1,069	-	4,388	-
Telephone	67	-	1,984	-
Total Operating expenses	63,633	15,000	250,525	20,494

NET OPERATING INCOME/ (LOSS)	(63,633)	(15,000)	(250,525)	(20,494)

OTHER INCOME/(EXPENSES)

Finance and interest fees	(7,858)	(9,602)	(28,707)	(28,725)
Amortization of debt discount	-	-	-	-
Changes in derivative liability	-	-	-	-
Loss from extinguish of debt	-	-	-	-
Total other Income/(Expense)	(7,858)	(9,602)	(28,707)	(28,725)

NET INCOME/ (LOSS)	$(71,492)	$(24,602)	$(279,232)	$(49,219)

Basic and Diluted Income/( Loss) per Common Share	$(0.01807)	$(0.00877)	$(0.07009)	$(0.01755)

Weighted Average Number of Common Shares Outstanding	3,955,016	2,805,016	3,955,016	2,805,016

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended April 30, 2021 and 2020

(Unaudited)

	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(279,232)	$(49,219)
Adjustments to reconcile net loss to net cash provided
Issuance of common stock for services	115	-
By operating activities:
Changes in operating assets and liabilities	-	-
(Increase)/ decrease in accounts receivables	-	15,000
Increase/ (decrease) in accrued expenses	93,500	5,495
Increase/ (decrease) in accrued interest payable	(144,694)	28,724
Net cash used in operating activities	(330,311)	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	43,903	-
Interest included in convertible note payable	173,400	-
Proceeds from Shareholder Advances	113,008	-
Net cash provided by (used in) financing activities	330,311	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

W Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Nine Months Ended April 30, 2021 and

For The Year Ended July 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series E		Preferred Series F		Common Stock		Additional Paid-In	Treasury	Accumulated	Retained
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Deficit	Earnings
Balance – July 31, 2018 (Unaudited)	120,000	$12	25,000,000	$2,500	-	-	2,805,016	$281	$43,291,637	(50,250)	$(43,751,727)	$(507,547)

Net Income/(Loss) July 31, 2019	-	-	-	-	-	-	-	-	-	-	(178,714)	(178,714)

Balance – July 31, 2019(Unaudited)	120,000	$12	25,000,000	$2,500	-	-	2,805,016	$281	$43,291,637	(50,250)	$(43,930,441)	$(686,261)

Net Income/(Loss) July 31, 2020	-	-	-	-	-	-	-	-	-	-	(165,248)	(165,248)

Balance – July 31, 2020 (Unaudited)	120,000	$12	25,000,000	$2,500	-	-	2,805,016	$281	$43,291,637	(50,250)	$(44,095,689)	$(851,509)

Net Income/(Loss) October 31, 2020	-	-	-	-	-	-	-	-	-	-	(90,378)	(90,378)

Balance – October 31, 2020 (Unaudited)	120,000	$12	25,000,000	$2,500	-	-	2,805,016	$281	$43,291,637	(50,250)	$(44,186,067)	$(941,887)

Issuance of Common Shares for services	-	-	-	-	-	-	550,000	$55	-	-	55	55

Preferred shares cancelled	-	-	(25,000,000)	$(2,500)	-	-	-	-	-	-	(2,500)	(2,500)

Sale of Preferred shares	-	-	-	-	1,000,000	100	-	-	-	-	100	100

Net Income/(Loss) January 31,2021 (Unaudited)	-	-	-	-	-	-	-	-	-	-	(115,363)	(115,363)

Balance – January 31, 2021 (Unaudited)	120,000	$12	0	$0	1,000,000	$100	3,355,016	$336	$43,291,637	(50,250)	$(44,301,430)	$(1,059,595)

Issuance of common Shares for services	-	-	-	-	-	-	600,000	$60	-	-	-	60

Net Income/(Loss) April 30,2021 (Unaudited)	-	-	-	-	-	-	-	-	-	-	$(71,492)	$(71,492)

Balance – April 30, 2021 (Unaudited)	120,000	$12	0	$0	1,000,000	$100	3,955,016	$396	$43,291,637	(50,250)	$(44,372,922)	$(1,131,027)

The accompanying notes are an integral part of these financial statements.

W TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has a substantial accumulated deficit of $(44,372,922) at April 30, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2021 or 2020, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company has embedded derivatives associated with its convertible debt of $184,382 measured at fair value at April 30, 2021.

		Identical Assets	Observable Inputs	Unobservable Inputs
	April 30, 2021	(Level 1)	(Level 2)	(Level 3)
Derivative liability				$184,382

Total				$184,382

The Company has embedded derivatives associated with its convertible debt of $184,832 measured at fair value at April 30, 2020.

		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	April 30, 2020	(Level 1)	(Level 2)	(Level 3)
Derivative liability				$184,832

Total				$184,832

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

As of April 30, 2021 and 2020, the promissory note receivable had an outstanding balance owed to the Company of $0 and $15,000, respectively.

NOTE 5 – ADVANCES

Prior to April 30, 2021, the Company was advanced approximately $119,386 by a former related party. The consideration advanced did not have any supporting paperwork, agreement, or formal documentation to substantiate an organized claim. Due to this, Management’s inability to substantiate the proper documentation associated with the advances described above, and lack of any collection effort(s) from outside party(s) or entity(s) asserting an interest in the consideration provided, the Company chose to write these advances off as a gain on extinguishment of debt for $5,495 and $45,746 during the fiscal years ended July 31, 2020 and 2019, respectively. During the nine month period ending April 30, 2021, the Company was advanced approximately $113,008 by related parties. The advances were used to pay various operating expenses during the nine months ended April 30, 2021. At April 30, 2021 and 2020, outstanding advances payable were $113,008 and $-0-, respectively.

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

This New Note of $573,232 had an annual interest rate of 8% and a due date of December 16, 2023. Interest expense incurred for the nine months ending April 30, 2021 and July 31, 2020 on the New Note was $14,917 and $-0-, respectively.

On July 31, 2020 the Company entered into a Convertible Promissory Note with an investor in exchange for $40,573 cash consideration advanced incurred during the twelve months ended July 31, 2020 for operating expenses incurred during the period. Terms of the Convertible Promissory Note provide for a conversion option into common shares to the investor at a 20% discount off market, an 8% annual interest payable to investor, and a final maturity date of July 31, 2021; renewable by the lender. Balance of the Convertible Promissory Note as of April 30, 2021 and 2020 was $12,013 and $ -0-, respectively. Derivative expense and corresponding liability associated to this Convertible Promissory Note agreement was $40,573 and $0 for the six months ending and as of April 30, 2021 and 2020, respectively. Interest expense incurred during the nine months ended April 30, 2021 and 2020 on the Convertible Promissory Note was $18,849 and $19,123 respectively.

During the nine month period ending April 30, 2021, the Company received Cash Advances approximately $113,008 by related parties. The Cash Advances were used to pay various operating expenses during this period. At April 30, 2021 and 2020, outstanding advances payable were $113,008 and $-0-, respectively.

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

Inventory totals as of April 30, 2021 and 2020 were $-0- and $-0-, respectively. Inventory is recorded at the lower of cost or fair market value.

NOTE 8 – RELATED PARTY TRANSACTIONS

For its corporate offices, the Company utilizes shared office space at 9440 Santa Monica Boulevard, Suite 301, Beverly Hills, California, 90210.

Mr. Mikael Lundgren sits on the board of directors as the Company’s sole director and also serves as the Company’s Chief Executive Officer and Chief Financial Officer. As compensation for his services we are accruing annual compensation of $120,000 as of March 1, 2020 at a rate of $10,000 per month. We will continue to accrue his compensation at a monthly rate of $10,000 going forward. Accrued compensation for the nine months ended April 30, 2021 and 2020 was $90,000 and $0, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company has 10,000,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

There were 3,955,016 common shares issued and outstanding at April 30, 2021 and 2,805,016 at January 31, 2020, respectively. See Note 11.

Preferred Stock

The Company has 50,000,000 authorized preferred shares with a par value of $0.0001 per share. There are Preferred Series A, and Preferred Series F outstanding. At April 30, 2021 there were 120,000 Series A Preferred Shares issued and outstanding; and 1,000,000 Series F Preferred Shares issued and outstanding. See Note 11.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation, claims and assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of April 30, 2021 or 2020, respectively.

NOTE 11 – OTHER EVENTS

On November 23, 2019, an LOI (“LOI”) was signed by Sarkis Sarkissian , a holder of notes,  and Serge Mersillian, then President of the Company, to sell and/or transfer all outstanding convertible promissory notes then held by Mr. Sarkissian and the Series E Preferred Stock (“Series E”) held by The CH Mornas Foundation (“Mornas”) to Mid Atlantic Capital Associates, Inc. (“MACA”), in exchange for payment of $250,000.00. By Letter Agreement dated December 7, 2020 (the “12/7/20 Agreement”), the LOI was replaced in full. The 12/7/20 Agreement provides that (i) the Company would assign a new note of the Company, of which $399,832 is principal and interest of $173,400 (the “Note”) to MACA; (ii) the Company will cancel certain preferred stock of the Company; (iii) that the Company would issue 550,000 restricted shares of common stock of the Company, valued at $275,000; (iv) the issuance of a convertible note for $40,753 to MACA in repayment of expenses paid by MACA (the “Expense Note”), and (v) the issuance of 500,000 shares of newly designated Series F Preferred Stock of the Company (the “Series F Stock) to MACA. Subsequently to the execution of the 12/7/20 Agreement, the Company and MACA amended some of the terms of the 12/7/20 Agreement by oral agreement. Pursuant to such agreements, on December 9, 2020, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Delaware to withdraw the Certificates of Designation for the Company’s Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as no shares of any such series of preferred stock remained outstanding. On December 10, 2020, the Company designated 1,000,000 shares of its preferred stock as the Series F Convertible Preferred Stock (the “Series F Stock”). Each share of the Series F Stock is convertible into 200 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class, which currently results in all 1,000,000 shares of Series F Stock having 200 million votes. On December 11, 2020, all 1,000,000 shares of Series F Stock were issued and sold to MACA for total consideration of $100. Following this sale, MACA has the ability, through its ownership of Series F Stock, to elect directors of its choosing and thus is able to control the direction of the Company. The Series F Stock also participates in distributions with the common stock on an as-converted basis. The shares of common stock as referenced in clause (iii) above were issued to Daniel Belanger as representative of certain current and prior shareholders, and the Note and the Expense Note were assigned or issued, as applicable as described above. In connection with these transactions, but prior to their full consummation, on February 21, 2020, Mikael Lundgren became the sole officer and director of the Company.

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

Recently, Mr. Sarkissian and his lawyer, who is also the former attorney for the Company, contacted the company’s auditor and raised a claim that the notes and/or Series E were not properly transferred by the 12/7/20 Agreement and that Mr. Belanger lacked authority to sign such agreement.  No formal claim has been raised and if raised the Company and MACA believe, in light of all facts and circumstances, that it would be unfounded.  Moreover, if a formal claim is raised, the Company and MACA will address the matter through the appropriate courts of competent jurisdiction.

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

NOTE 12 – SUBSEQUENT EVENTS

Effective as of March 8, 2021, Dr. Edward  White was appointed a director of the Company. He resigned on June 17, 2021. See the Company’s Form 8-K filed with the SEC on March 5, 2012 and its Form 8-K filed on June 21, 2021.

On May 1, 2021 the Company issued a convertible note in the principal amount of $161,841 covering Cash Advances (see Note 6) from related parties for the period August 1, 2020 through and including May 1, 2021.

With respect to the A Preferred described in Note 9 on page 13 hereof, the Company determined during due diligence for the KryptoBank share exchange transaction (see the Company’s 8-K filed June 21, 2021) that the former officer/director never made the donation of 120,000 shares to the charity, Safenet in Las Vegas, NV. Management spoke with the Safenet administrator who confirmed that no donation of W Tech shares were ever recorded and no such shares was ever given to them in any form at any time. Although the financial statements above show 120,000 Series A outstanding, there is no evidence whatsoever that those shares were ever issued. Accordingly, the Company’s Board authorized the filing on June 17, 2021 of a Certificate of Withdrawal of the Certificates of Designation for the Company’s A Preferred with the Security of State of the State of Delaware. This filing states that at the time of this filing , the Company determined that no Series A Preferred were outstanding, as aforesaid.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED APRIL 30, 2021

TO

THE THREE MONTHS ENDED APRIL 30, 2020

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

Results of Operations and Known Trends or Future Events

At April 30, 2021 net working capital was ($1,131,027) as compared with ($851,509) at January31, 2020 a decrease of ($208,085). In the quarter ended April 30, 2021, funds used by the net loss of ($115,363) included: expenditures for legal and professional fees, interest and salaries. Funds were provided by short term advances by a shareholder and third party. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

For the quarterly period ended April 30, 2021 and fiscal year ended July 31, 2020, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market. There has been no significant change in our financial and no material adverse change has occurred since the date of our audited financial statements.

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

On January 31, 2021, we issued a Convertible Promissory Note to an investor in exchange for $43,890 cash consideration advanced for operating expenses incurred during the three months ended October 31, 2020 for operating expenses incurred during the period. Terms of the Convertible Promissory Note provide for a conversion option into common shares to the investor at a 20% discount off market, an 8% annual interest payable to investor, and a final maturity date of April 30, 2021, renewable by the lender. We will continue to require additional capital to pay operating expenses.

We will continue to require additional capital to pay operating expenses.

Going Concern

We have only generated minimal revenues since inception, have sustained operating losses since inception, and we have a substantial accumulated deficit of $(44,372,922) at April 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, April 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman, Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15© of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

June 21, 2021

W TECHNOLOGIES, INC

/s/ Mikael Lundgren
Mikael Lundgren
Title: President &
Chief Executive Officer (CEO)

/s/ Mikael Lundgren
Mikael Lundgren
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)