Form 10-KT
period 2021-07-31
W Technologies, Inc.
filed 2021-11-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2021 to July 31, 2021

Commission file number: 000-24520

W TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9440 Santa Monica Blvd., Suite 301 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (424) 522-9977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on January 29, 2021 as reported on the OTC Pink market tier ($0.40), was approximately $1,122,006.

As of November 15, 2021, there were 258,166,672 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements. Specifically, forward-looking statements may include statements relating to:

●	our future financial performance;

●	changes in the market for our products and services;

●	our expansion plans and opportunities; and

●	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date hereof and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the level of demand for our products and services;

●	competition in our markets;

●	our ability to grow and manage growth profitably;

●	our ability to access additional capital;

●	changes in applicable laws or regulations;

●	our ability to attract and retain qualified personnel;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties indicated herein, including those under “Risk Factors.”

PART I

Item 1.	Business

Overview

On July 29, 2021, pursuant to the closing of a share exchange, W Technologies, Inc. (“W Technologies”) acquired Krypto Ventures, Inc., f/k/a KryptoBank Co., Inc. (“Krypto Ventures”), Krypto Ventures thereafter became a wholly owned subsidiary of W Technologies, and the business of Krypto Ventures became our business going forward. Unless the context indicates otherwise, any references to the “Company,” “we,” “us,” “our” or words of similar import refer to W Technologies and Krypto Ventures on a combined basis after the closing of the Share Exchange (as hereinafter defined).

Krypto Ventures is a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets though acquiring minority positions in newly issued and listed coins and/or tokens. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

We seek to invest in companies with:

●	defensible barriers to entry,
●	proven value propositions,
●	identifiable growth opportunities or operational improvements, and
●	paths to sustainable competitive advantages.

We expect to provide strategic guidance through a network of experienced executives with operational and industry expertise, as well as financing support and other resources necessary to drive value.

Krypto Ventures Share Exchange

On June 15, 2021, W Technologies entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Krypto Ventures, (ii) each of the stockholders of Krypto Ventures (the “Krypto Ventures Stockholders”) and (iii) Aleksandr Rubin as the representative of the Krypto Ventures Stockholders (the “Stockholders’ Representative”).

Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement, pursuant to the terms of the Share Exchange Agreement, the parties agreed that W Technologies would acquire 100% of Krypto Ventures’ issued and outstanding common stock in exchange for the issuance to the Krypto Ventures Stockholders of a number of shares of W Technologies’ common stock representing 90% of the issued and outstanding shares of W Technologies’ common stock (the “Share Exchange”).

The Share Exchange closed on July 29, 2021. Pursuant to the terms of the Share Exchange Agreement, the W Technologies acquired 102,500,000 shares of Krypto Ventures common stock, representing 100% of the issued and outstanding capital stock of Krypto Ventures, in exchange for the issuance to the Krypto Ventures Stockholders of 233,474,958 shares of W Technologies’ common stock. As a result of the Share Exchange, Krypto Ventures became a wholly owned subsidiary of W Technologies and the business of Krypto Ventures became the business of the Company.

In addition, at the closing of the Share Exchange:

(i)	W Technologies’ board of directors (the “Board”) expanded the size of the Board to be comprised of three persons, and named Meir Wexler and Aleksandr Rubin as directors on the Board;
(ii)	Mr. Rubin was named as the Chief Executive Officer of W Technologies;
(iii)	Mr. Wexler as the Chief Investment Officer of the Company; and
(iv)

Immediately following the elections described above, Mikael Lundgren, the then-sole officer and director of W Technologies prior to the closing of the Share Exchange, resigned from all positions with W Technologies.

In addition, at the closing, W Technologies issued 14,267,914 shares of its common stock to certain advisors and service providers to the Company, representing a total of 5.5% of W Technologies’ issued and outstanding shares of common stock as of the closing.

Also at the closing of the Share Exchange, two greater than 5% stockholders of W Technologies (Lyons Capital, LLC and Balance Labs, Inc.) and each of the advisors and service providers (two in total) that were issued shares of W Technologies common stock at the closing entered into lock-up agreements with W Technologies (each, a “Lock-Up Agreement”), pursuant to which such persons agreed, among other things, that they will not sell or transfer (subject to certain customary exceptions) any shares of W Technologies’ common stock for a period of 12 months following the closing.

On July 13, 2021, prior to the closing of the Share Exchange, pursuant to a Securities Exchange Agreement between W Technologies and Mid Atlantic Capital Associates, Inc. (“MACA”), W Technologies issued 7,678,732 shares of common stock to MACA in exchange for the extinguishment of an amount owed to MACA pursuant to a promissory note of $161,841, and the transfer to the Company of 1,000,000 shares of W Technologies Series F convertible preferred stock (the “Series F Stock”) held by MACA. The Company redeemed the Series F Stock and returned the shares to authorized but unissued shares of Series F Stock. As a result, there were no outstanding shares of Series F Stock, and the debt owed by the Company to MACA was satisfied and forgiven as of the date of the closing of the Share Exchange. In addition, on July 15, 2021, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Delaware to withdraw the Certificate of Designations for the Series F Stock. The Certificate of Withdrawal was effective upon filing, and no shares of Series F Stock were outstanding at the time the Certificate of Withdrawal was filed. As such, W Technologies has no classes of stock authorized, issued or outstanding other than common stock.

The Share Exchange is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Share Exchange Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

Industry Overview and Market Opportunity

We believe one of the most notable developments in financial markets during 2021 was the rally in digital assets and the changing of the public perspective on digital assets, as well as increased institutional interest. In April 2021, CNBC reported that the total market capitalization of the cryptocurrency space had eclipsed $2 trillion for the first time. We believe this evidences that the digital asset phenomenon has deeper roots and, not withstanding its unpredictability, we expect it is here to stay for the long run.

In our opinion, the issue is no longer whether digital assets will survive, but rather how they will evolve. While the cryptocurrency market is often volatile at this time, we believe this could be a phase preceding broader acceptance of a fairly new asset class.

We believe many digital assets are built on a technological foundation that grants them a unique and lasting advantage over traditional assets. However, we believe it is far too early to predict which cryptocurrencies will actually survive the ongoing shifts that are likely to redefine the future digital asset landscape. Therefore, we plan for our Company not to be structured based on any one cryptocurrency to succeed. Instead, we plan to provide our stockholders the opportunity to diversify their digital asset portfolio with an investment in our Company.

2021 has been a significant year for digital assets and as the market continues to develop, the world’s financial institutions, policymakers, and investors are watching carefully. Whatever the future holds for digital assets, we believe that we will be the digital asset investment platform that many investors are looking for.

Principal Products and Services

We plan to: (i) own, develop, consult on, and provide funding for new and existing digital assets; (ii) hold digital assets for the benefit of our stockholders; and (iii) be founders of new digital assets.

We believe that our value will grow if the digital assets we invest in succeed. We live in a world that is increasingly global - digital natives control a growing share of the world’s wealth, and each year we see more commerce happening online. We feel that with proper execution of our business plan and the success of our digital asset portfolio, we will provide value to our stockholders. More importantly, we feel we have a tremendous opportunity to actively drive our business by:

●

By expanding the depth and breadth of our digital asset portfolio: We plan to purchase coins/tokens in the open market or to invest in the company that creates the digital asset. Our investments in these digital assets may be in the form of cash or newly issued shares of our stock.

●	By launching/developing innovative digital assets: We plan to innovate by:

○

Developing, launching and/or providing funding for new and exciting digital assets which we will retain majority ownership of. Partnering with developers of exciting digital assets which we will retain majority ownership over.

○	Providing consulting services to the developers of digital assets.

●	Through secure handling and storage of digital assets: All digital assets will be stored via cold storage wallets, as well as through top tier exchanges such as Coinbase and Gemini.

As of November 15, 2021, we have not yet commenced any of our principal planned of operations detailed above, having focused primarily on fundraising and other organizational matters.

Competition

Our competitors include other companies focused on investments in, development of, and provision of consulting services to, digital assets and digital asset companies. Venture funds such as Pantera Capital, Blockchain Capital and Union Square Ventures invest in and advise the cryptocurrency space in similar ways that we intend to do, and have significantly greater resources than us for such endeavors. However, we believe we have a number of key strengths that will allow us to compete effectively against other participants in this space. We believe the following advantages set us apart from our competitors:

●

Narrow Focus: We plan to be exclusively focused on the cryptoeconomy. We plan to remain solely focused on investments in, development of, and providing consulting services to, digital assets and digital asset companies. We believe our focus will allow us to adapt quickly to shifting trends and support the growth of the industry. We believe that, as the digital assets we focus on grow, our value will grow.

●

Inclusive Approach: We hope to be the go to destination for inexperienced digital asset investors as well as sophisticated investors. The digital asset space is confusing and we plan to be the “go to” investment in the digital asset space. Instead of consumers needing to purchase multiple coins/tokens/assets that each carry their own inherent risk, we believe our vetting process and knowledge will allow purchasers of our shares to more comfortably participate in the digital asset space with less risk and more reward.

●

Vetting Process: We plan to extensively vet every digital asset we invest in. We plan to provide top-tier vetting to help protect our stockholders from scams. Additionally, our plan is to make future investments of our time and funds in properly vetted digital assets to provide our investors with the full spectrum of exposure to the space.

●

Experienced Management Team: Our founders have invested in numerous successful digital assets and blockchain companies. Their early investments in digital assets are now firmly in the top 50 tokens by market capitalization. We believe our management team has the talent and experience to be able to compete successfully in our field.

Customers

As of November 15, 2021, we do not have any customers.

Government Regulation

Our anticipated business activities are not currently subject to any particular regulation by government agencies other than those routinely imposed on corporate and/or publicly traded businesses.

Notwithstanding the above, as digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (CFPB), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries, have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in us or our ability to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet and in May 2018 it was reported that Japan’s Financial Service Agency has been pressuring Japanese digital asset exchanges to delist privacy-enhancing digital assets. Although no regulatory action has been taken to treat Zcash or other privacy-enhancing digital assets differently, this may change in the future.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the digital asset markets and their users, particularly digital assets and their service providers that fall within such jurisdictions’ regulatory scope. For example, on March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and CFT framework. These measures also provide the government with the authority to close digital asset exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned ICOs and there are reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of digital assets.

In July 2019, the United Kingdom’s Financial Conduct Authority (the “FCA”) proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of November 15, 2021, the FCA has not yet finalized its proposed ruling.

In January 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”) banned the sale, marketing and distribution to all retail consumers of any derivatives (i.e. contract for difference – CFDs, options and futures) and exchange traded notes that reference unregulated transferable cryptoassets by firms acting in, or from, the UK. The FCA stated that the products cannot be reliably valued as these have a history of market abuse and financial crime, extreme volatility in cryptoasset price movements. The FCA also maintains that there is an inadequate understanding of cryptoassets by retail consumers and lack of legitimate investment need for retail consumers to invest.

The effect of any future regulatory change on us is impossible to predict, but such change could be substantial and adverse.

Securities Act of 1933

Certain regulatory considerations may exist under the Securities Act with respect to the digital assets we acquire. We have adopted a facts and circumstances-based policy for determining whether or not the digital assets considered for investment by our Company are securities, as the determination of an asset’s status as a security is a highly fact-specific determination.

1. First, we consider the facts and circumstances relative to each digital asset we are considering investing in.

2. Second, we will apply the Howey test when reviewing those unique facts and circumstances. Each of the prongs of Howey will result in discussion of the facts, depending on the level of complexity related to making the determination.

If this does not produce a result we feel confident in, we may also apply and consider each of the unique facts and circumstances questions related to each digital asset as described in the remarks of William Hinman, the Director of the SEC’s Division of Corporation Finance at the Yahoo Finance All Markets Summit: Crypto in June 2018.

Because an “investment contract,” pursuant to the terms of Howey, must satisfy all of the prongs of the test in order to be deemed to be an “investment contract,” if we think any digital asset fails one of the prongs of the Howey Test, the further tests need not be applied.

As of November 15, 2021, we do not yet hold any digital assets. Once we have invested in digital assets, in the event we invest in assets that are deemed securities, we may become subject to additional regulatory requirements, including under the Securities Act. For example, typically, offerings of securities in the United States are required to register under the Securities Act with the SEC and, in compliance with state law, with applicable state regulators, and to the extent any digital assets we invest in was originally distributed in connection with an illegal securities offering, those assets may lose value. In addition, our plans to make purchases and sales of digital assets may be substantially constrained or prohibited with respect to transactions if determined to be a security. We may need to find a suitable exemption from registration for these sales. As a result, we may not be permitted to operate our business as we intend.

Securities Exchange Act of 1934

We do not currently contemplate investing in any cryptocurrencies that constitute securities under the U.S. securities laws.

In the event we do invest in assets that are deemed securities, however, we may be required to make certain filings with the SEC in connection with any acquisition or beneficial ownership of more than 5% of any class of the equity securities of a company registered under the Exchange Act. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities, and any contracts, arrangements or undertakings regarding the securities. Also, if we become the beneficial owner of more than 10% of any class of the equity securities of a company registered under the Exchange Act, we may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act.

Investment Company Act of 1940

The Investment Company Act regulates certain companies that invest in, hold or trade securities. In general, a company with more than 40% of the value of its non-cash assets held in investment securities is an “investment company.” We believe that our Company will not be subject to the provisions of the Investment Company Act since we do not intend to invest in assets that constitute securities under the U.S. securities laws. Accordingly, stockholders are not afforded the protections of the Investment Company Act.

In the event that we do invest in assets that are deemed securities, however, we may be subject to additional regulatory requirements, including under the Investment Company Act. For example, we may be required to register as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, leverage, management, capital structure, dividends and transactions with affiliates. Registered investment companies may not be permitted to operate their business in the manner in which we operate our businesses, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

Investment Advisers Act of 1940

The Investment Advisers Act of 1940, as amended (the “Advisers Act”) regulates persons who for compensation are engaged in the business of providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications, to others. We believe that, because the assets of the Company are not expected to constitute securities under the U.S. securities laws, we will not be subject to investment adviser regulation under the Advisers Act.

In the event we do invest in assets that are deemed securities, however, we may be subject to additional regulatory requirements, including under the Advisers Act. For example, we may be required to register as an investment adviser. Registered investment advisers are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, disclosure, advertising, and fees. Registered investment advisers may not be permitted to operate their business in the manner in which we intend to operate our business. its businesses.

Commodity Exchange Act

We will not hold or trade in commodity futures contracts or other derivative contracts regulated by the CEA, as administered by the CFTC. We do not believe we are a commodity pool for purposes of the CEA.

Foreign Considerations

Our primary place of business and market of operation is the United States. We may, however, also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, cryptocurrency networks, blockchain technologies, and coin and token offerings such as those we intend to be involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect digital assets that we may invest in.

Intellectual Property

We own a registered trademark for the “KryptoBank” logo. The trademark was registered on December 25, 2018 (Registration No. 5639538).

Employees

As of November 15, 2021, we have no full-time employees.

Organizational History

W Technologies, Inc. was originally incorporated in Delaware in 1986. W Technologies, Inc. reincorporated in Massachusetts in 1987. Until July 7, 1992, we were engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. We discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. We reincorporated again in Delaware in May 1996 as IMSCO Technologies, Inc. At the time, we switched our focus to developing technology that achieves molecular separation with innovative applications of electrostatics. We ultimately abandoned these endeavors, and continued to go through shifts in our business operations. In 2001, we changed our name to Global Sports and Entertainment, Inc. In 2002, we changed our name to GWIN, Inc. We changed our name to Winning Edge International, Inc. in 2006 and in 2007, we changed our name to W Technologies, Inc. In February 2020, as a result of a change in our management, we transitioned our business model to the sales and distribution of medical-related devices and supplies. On April 20, 2020, we executed a letter of intent for the exclusive global rights to a proprietary technology designed to remove viruses owned by a company located in Germany. After extensive and careful due diligence of the technology, on June 8, 2020, we announced that we would not proceed with this transaction, terminated the letter of intent, and continued to explore other opportunities – namely, seeking to acquire or to be acquired by another business.

On July 29, 2021, pursuant to the closing of a share exchange, we acquired Krypto Ventures, Krypto Ventures thereafter became a wholly owned subsidiary of W Technologies, Inc., and the business of Krypto Ventures became the business of the Company going forward. Krypto Ventures was incorporated under the laws of the State of Delaware on December 27, 2017 under the name “KryptoBank Co., Inc.” On July 27, 2021, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware to change its name to “KryptoBank Ventures, Inc.”

On September 24, 2021, we filed a certificate of amendment to our certificate of incorporation in order to change our corporate name, effective November 30, 2021, from W Technologies, Inc. to Krypto Ventures Holdings, Inc. On November 2, 2021, we terminated the name change and filed a new certificate of amendment to change our corporate name, effective November 2, 2021, from W Technologies, Inc. to Descrypto Holdings, Inc. The corporate name change will only become effective following clearance by the Financial Industry Regulatory Authority (FINRA).

Item 1A.	Risk Factors

RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Transition Report on Form 10-K, including our historical financial statements and related notes included elsewhere herein, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements”.

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Our history of losses;
●	Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations;
●	We may suffer from lack of availability of additional funds;
●	Our acquisition strategy creates risks for our business;
●	Digital asset volatility and technology risks;
●	Our cash needs and the adequacy of our cash flows and earnings;
●	Acceptance of digital assets as payment, such as cryptocurrencies;
●	Our dependence upon our executive officers, founders and key employees;
●	Our ability to attract and retain qualified personnel;
●	Our reliance on our technology systems, the impact of technological changes and cybersecurity risks;
●	Changes in applicable laws or regulations;
●	Digital asset status as a “security”;
●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) and our responses to such events could materially and adversely impact our business; and
●	The possibility that we may be adversely affected by other economic, business, and/or competitive factors.

Risks Related to Our Company

We are an early stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

Krypto Ventures was formed on December 27, 2017. We have limited experience and a limited operating history in which to assess our future prospects as a company. In addition, the market for planned services and operations is highly competitive. If we fail to successfully develop and offer our services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

We may fail to successfully execute our business plan.

Our stockholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our stockholders may lose their entire investment.

Since inception, we have experienced losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Since our inception on December 27, 2017, we have had operating losses and our cash flow has been inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our services, making wise investments in digital assets, and continue growing our existing operations and our ability to raise funds as needed. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has experienced net losses since inception and used $14,166 of cash in operating activities for the seven months ended July 31, 2021. The Company has an accumulated deficit of $151,441 and a working capital deficit of $180,942 as of July 31, 2021. The Company has relied on loans from founders to fund its operations. These factors among others raise substantial doubt about our ability to continue as a going concern. While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We intend to pursue acquisitions of blockchain technology companies. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●

risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.

If the current outbreak of the coronavirus continues, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal government. The continued coronavirus outbreak may also restrict our ability to raise funding when needed and may also cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our Company.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risk Factors Related to Digital Assets

The trading prices of many digital assets have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of cryptocurrencies in general, could have a material adverse effect on the value of our Company.

The trading prices of many digital assets, including Bitcoin, Ether, and other major cryptocurrencies, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the course of the remainder of 2020. Digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future could have a material adverse effect on our viability as a company, and could cause shareholders in our Company lose all or substantially all of their value.

Digital assets were only introduced within the past decade, and the success of our Company will be impacted by number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets (such as cryptocurrencies) were only introduced within the past decade, and the medium-to-long term value of such assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the nascency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. As our primary business plan involves dealing directly with digital assets, the realization of one or more of the following risks could materially adversely affect our Company:

●

Digital asset networks and the software used to operate digital assets are in the early stages of development. Given the nascency of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.

●

The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network would affect the ability to transfer digital assets, and, consequently, their value.
●

The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.

●

Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●

In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Such occurrences can reduce confidence in digital assets as a whole. Any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of our Company.

Moreover, because digital assets, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict at this time.

Digital assets represent a new and rapidly evolving industry, and the value of our Company depends significantly on the acceptance of digital assets as payment, such as cryptocurrencies.

Cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of our Company:

●

Digital assets – for example, Bitcoin - have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of such digital by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions; process wire transfers to or from digital asset exchanges, digital asset-related companies or service providers; or maintain accounts for persons or entities transacting in digital assets. As a result, the prices of digital assets are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●

Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●

Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, and exchanges or businesses that facilitate transactions in Bitcoin, for example, may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks.

A determination that any of the digital assets we invest in is a “security” may adversely affect the value of the digital assets we invest in and the value of our Company, and result in potentially extraordinary, nonrecurring expenses to, or termination of, our Company.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. Further, public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are currently securities. Subsequently in a March 2019 statement, the chairman of the SEC expressed agreement with certain statements from the June 2018 speech by the director of the SEC’s division of Corporation Finance, including the analysis of federal securities laws that the director applied to Bitcoin and Ethereum. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. Similarly, in April 2019, the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for the analysis of digital assets.

We intend to adopt a facts and circumstances-based policy for determining whether or not the digital assets we consider investing in are securities, as the determination of an asset’s status as a security is a highly fact-specific determination. We intend to only invest digital assets that are not “securities” under the federal or state securities laws – and to only invest in digital assets that, based on our view, are not “investment contracts” under the recent guidance provided by the SEC “Framework for ‘Investment Contract’ Analysis of Digital Assets,” and the application of the test under SEC v. W. J. Howey Co. (the “Howey test”) to digital assets. It is possible, however, that the SEC or another regulator would disagree with our position.

As described under “Certain Legal and Regulatory Considerations,” the determination of an asset’s status as a security is a highly fact-specific determination. On December 22, 2020, the SEC instituted proceedings to enjoin Ripple Labs Inc., the creator of XRP, on the basis that the offer and sale of XRP was an unregistered, ongoing offering of securities in violation of Sections 5(a) and 5(c) of the Securities Act. Prior to this event, many companies owned and invested in XRP under the view that it was not a security. The Company does not intend to invest in XRP.

If any of the digital assets we invest in is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the digital assets we invest in and our Company. It may, for example, become more difficult for the digital assets we invest in to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of the digital assets we invest in and cause users to migrate to other digital assets. Further, if other digital assets are determined to be “securities” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the digital assets we invest in due to negative publicity or a decline in the general acceptance of digital assets. As such, any determination that the digital assets we invest in or any other digital asset is a security under federal or state securities laws may adversely affect the value of the digital assets we invest in and, as a result, the value of our Company.

In addition, to the extent that any digital assets we invest in are determined to be a security, our Company may also be subject to additional regulatory requirements, including under the Investment Company Act, we may be required to register as an investment adviser under the Investment Advisers Act. If this occurs, we would likely liquidate our Company’s digital assets, which could be at a time that is disadvantageous to shareholders of our Company.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Cryptocurrency networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many cryptocurrency networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff regarding security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given cryptocurrency network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given cryptocurrency network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a cryptocurrency network may be limited in the number of transactions it can process by the capabilities of each single fully participating node, and in an effort to increase the volume of transactions that can be processed on a given cryptocurrency network, many cryptocurrencies are being upgraded with various features to increase the speed and throughput of digital asset transactions.

As corresponding increases in throughput lag behind growth in the use of cryptocurrency networks, average fees and settlement times may increase considerably. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of our Company.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

As of December 31, 2020, the largest 100 Bitcoin wallets held approximately 14% of the digital assets in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of digital assets, increasing risk for investment in our Company.

Transactions in cryptocurrencies may be irreversible even if they are fraudulent or accidental transactions.

Transactions in cryptocurrencies may be irreversible, and, accordingly, losses due to fraudulent or accidental transactions may not be recoverable. If there is an error and a transaction occurs with the wrong account, to the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the cryptocurrencies through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred cryptocurrencies. To the extent that the Company is unable to seek redress for such error or theft, such loss could result in the total loss to the Company, harming the value of shareholders’ investment in our Company.

A temporary or permanent “fork” could adversely affect the value of our Company’s holdings.

Many cryptocurrency networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of the cryptocurrency adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability.

Forks may also occur as a network community’s response to a significant security breach. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Furthermore, a hard fork can lead to new security concerns, as a result of, for example, inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the cryptocurrency network that retained or attracted less mining power, thereby making cryptocurrencies that rely on proof-of-work more susceptible to attack. A future fork in the network of a digital asset we own could adversely affect the value of our Company’s shares or the ability of our Company to operate.

Certain cryptocurrencies may rely on a public or third-party blockchain and the success of such blockchain may have a direct impact on the success and value of cryptocurrencies held by the Company.

Some cryptocurrencies are built on existing third-party blockchains and are partly dependent on the effectiveness and success of such blockchains, as well as the success of other blockchain and decentralized data storage systems that are being used by the issuer of the cryptocurrencies. There is no guarantee that any of these systems or will continue to exist or be successful. This could lead to disruptions of the operations of the Company and could negatively affect our Company.

Cryptocurrencies held by the Company may be negatively affected by technological advances that undermine the cryptographic consensus mechanism underpinning blockchain and distributed ledger protocols.

Advances in cryptography or technical advances such as the development of quantum computing could present risks to the viability of cryptocurrencies and the Company by undermining or vitiating the cryptographic consensus mechanism that underpins blockchain and distributed ledger protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the use of cryptocurrencies, resulting in a significant loss of value for our shareholders.

Competition from the emergence or growth of other cryptocurrencies or methods of investing in cryptocurrencies could have a negative impact on the price of digital assets we invest in and adversely affect our Company.

Shareholders may invest in cryptocurrencies and other digital assets through means other than purchasing shares in our Company, including through direct investments in cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to one or more cryptocurrencies and cryptocurrency financial vehicles similar to the Company. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles or to invest in such cryptocurrency directly, which could limit the market for, and reduce the liquidity of, our shares. In addition, to the extent digital asset financial vehicles other than the Company tracking the price of one or more cryptocurrencies are formed and represent a significant proportion of the demand for any particular cryptocurrency, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such cryptocurrency, could negatively affect the any of the cryptocurrency reference rates, the cryptocurrency holdings, or the price of our shares.

Cryptocurrencies have vulnerabilities which may adversely affect their value.

Instability in the cryptocurrency exchange market and the closure or temporary shutdown of cryptocurrency exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in the cryptocurrency exchange market and result in greater volatility in cryptocurrency prices. Since the Index uses cryptocurrency prices published on public cryptocurrency exchanges, the failure, closure, or manipulation of such exchanges could adversely affect an investment in the Company which relies on the Index for its investment strategy.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Company expose the Company and its shareholders to the risk of loss of the Company’s digital assets for which no person or entity is liable.

Our Company is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by our Company are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, the Company does not intend to directly insure its digital assets. Losses with respect to our Company’s digital assets will not be covered.

The stockholders’ recourse against the Company and its service providers for the services they provide to our Company is limited. Consequently, a loss may be suffered with respect to our Company’s digital assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of our Company or the shareholders is limited.

Risk Factors Related to the Digital Asset Markets

Prices of cryptocurrencies have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations.

Several factors may affect the price of cryptocurrencies, including:

●	Total cryptocurrencies in existence;

●	Global cryptocurrency supply and demand;

●	Investors’ expectations with respect to the rate of inflation of fiat currencies;

●	Currency exchange rates;

●	Interest rates;

●	Cryptocurrency market fragmentation and consolidation;

●	Fiat currency withdrawal and deposit policies of cryptocurrency exchanges and liquidity of such exchanges;

●	Interruptions in service from or failure of major cryptocurrency exchanges;

●	Cyber theft of cryptocurrencies from online cryptocurrency wallet providers, or news of such theft from such providers, or theft from individual cryptocurrency wallets;

●	Investment and trading activities of hedge funds and other large cryptocurrency investors;

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

●	Regulatory measures, if any, that restrict or facilitate the ability to buy, sell or hold cryptocurrencies or use cryptocurrencies as a form of payment;

●	Maintenance and development of the open-source software protocol of the cryptocurrency network;

●	Increased competition from other forms of cryptocurrency or payments services;

●	Manipulative trading activity on cryptocurrency exchanges, which are largely unregulated;

●

The adoption of such cryptocurrencies as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable cryptocurrency;

●	Forks in the applicable cryptocurrency network;

●	Consumer preferences and perceptions of such cryptocurrency specifically and cryptocurrencies generally; and

●	Fees associated with processing a transaction of such cryptocurrency and the speed at which such transactions are settled.

If cryptocurrency markets continue to be subject to sharp fluctuations, shareholders may experience losses as the value of the Company’s investments decline. Even if shareholders are able to hold their shares in the Company for the long-term, their shares may never generate a profit, since cryptocurrency markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, shareholders should be aware that there is no assurance that cryptocurrencies will maintain their long-term value in terms of future purchasing power.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets in general and, consequently, the value of our Company.

Digital asset exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. As a result, the marketplace may lose confidence in digital asset exchanges.

For example, over the past several years, some digital asset exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 digital assets worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex and our Company suffered a corresponding decrease in value. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Negative perception, a lack of stability in digital asset markets and the closure or temporary shutdown of digital asset exchanges due to fraud, failure or security breaches may reduce confidence in the digital assets and digital asset exchanges, which could adversely affect the value of our Company.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of our Company.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of our Company.

Risks Related to Our Common Stock

Our common stock currently trades on the Pink Tier of OTC Markets and is Labeled as a “Shell Risk.”

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “WTCG” and the Company is currently labeled as a “Shell Risk” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The Company plans to change its name to “Descrypto Holdings, Inc.” and to update its trading symbol. To do so, FINRA must clear the name change. There can be no assurance that FINRA will process the name change.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the Share Exchange, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act. While we believe that as a result of the Share Exchange, the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for shareholders that invest directly into the Company (as opposed to shareholders who acquire shares in the public secondary trading market) there is no arbitrage mechanism to keep the price of our shares closely linked to the value of the digital assets we invest in and our shares may trade at a substantial premium over, or substantial discount to, the value of the digital assets we invest in per share.

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for shareholders that invest directly into the Company, the Company cannot rely on arbitrage opportunities resulting from differences between the price of our shares and the price of the relevant digital asset to keep the price of our shares closely linked to the relevant digital assets we invest in. As a result, the value of our shares may not approximate, and our shares may trade at a substantial premium over, or discount to, the value of the digital assets we invest in held by the Company, on the OTC Pink Tier secondary trading market.

Our shares may trade on the OTC Pink Tier at a price that is at, above or below the Company’s digital assets we invest in as a result of the non-current trading hours between OTC Pink Tier and markets for the digital assets we invest in.

OTC Pink Tier will be open for trading in our shares for a limited period each day, but the digital assets we invest in may trade in 24-hour marketplaces. If the price of the digital assets we invest in drops significantly during hours OTC Pink Tier is closed, for example, shareholders may not be able to sell their shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. These premiums or discounts may have an adverse effect on an investment in our shares if an investor sells or acquires its shares during a period of discount or premium, respectively. If we fail to meet the continued listing standards of the OTC Pink Tier, our shares may no longer be permitted to trade, which may adversely affect the market price and liquidity of our shares.

Our shares of common stock are currently quoted for trading on the OTC Pink Tier. In order to continue trading on the OTC Pink Tier, we must maintain a minimum per share bid price, a minimum amount of market capitalization, minimum net tangible assets, and a minimum public float, among other requirements. If we are unable to comply with the OTC Pink Tier rules, this could result in an inability of our shares to trade on this platform, resulting in adverse consequences for our shareholders, including limited availability of market quotations for our shares and reduced liquidity for the trading of our shares.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

Our Company is not registered as an investment company under the Investment Company Act, and we believe our Company is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

Our Company will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, we believe our Company is not a commodity pool for purposes of the CEA, and our Company is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of our Company. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Security threats to the Company’s digital asset holdings could result in the halting of Company operations and a loss of Company assets or damage to the reputation of our Company, each of which could result in a reduction in the price of our Company’s shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. We believe that our Company’s digital assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our Company’s digital assets and will only become more appealing as our Company’s assets grow. To the extent that our Company is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, our Company’s digital assets may be subject to theft, loss, destruction or other attack.

An actual or perceived breach of our digital asset holdings could harm our Company’s operations, result in loss of our Company’s assets, damage our Company’s reputation and negatively affect the market perception of the effectiveness of our Company, all of which could in turn reduce demand for our Company, resulting in a reduction in the price of our Company’s shares. Our Company may also cease operations, the occurrence of which could similarly result in a reduction in the price of our Company’s shares.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock. If our stockholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,
●	changes in general economic conditions,
●	changes in market valuations of similar companies,
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,
●	poor reviews;
●	loss of a major customer, partner or joint venture participant; and
●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or if our common stock shares will ever be able to trade, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 10,000,000,000 shares of common stock. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Risk Factors Related to the Regulation of our Company

Regulatory changes or actions may affect the value of our Company or restrict the use of digital assets, mining activity or the operation of the digital asset networks or markets in a manner that adversely affects the value of our Company.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (CFPB), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries, have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in us or our ability to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Many blockchain startups use digital asset networks, to launch their initial coin offerings, also known as ICOs. In July 2017, the SEC determined that tokens issued by The DAO, for instance, were securities under the U.S. securities laws. The SEC reasoned that the unregistered sale of digital asset tokens can, in certain circumstances, including initial coin offerings, be considered illegal public offering of securities. In November 2018, the SEC determined that two other token issuances by companies called CarrierEQ, Inc., (d/b/a Airfox) and Paragon Coin, Inc. were unregistered securities offerings. And in September 2019, the SEC determined that the token issuance of EOS by a company called Block.one, was an unregistered securities offering and ordered Block.one to pay a $24 million civil penalty. The SEC could make a similar determination with respect to digital tokens distributed in other initial coin offerings. If the SEC were to determine that digital assets we invest in are a security, our Company would be subject to additional regulatory and compliance requirements under U.S. federal securities laws, including the Investment Company Act. In addition, the SEC’s determination or a market expectation of the SEC’s determination that any digital asset is a security could adversely affect the market price of digital assets generally and thus the value of our Company.

Furthermore, a number of foreign jurisdictions have, like the SEC, also recently opined on the sale of digital asset tokens, including through initial coin offerings. For example, China and South Korea have banned initial coin offerings entirely and other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of the date of this Annual Report, the FCA has not yet finalized its proposed ruling. A determination that a digital asset we own is a security under U.S. or foreign law could adversely affect the value of our Company.

Additionally, concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2020, in connection with the mining process, over 138 million tera hashing operations are performed every second, non-stop on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the digital asset network’s total energy consumption, including the costs of cooling the machines that perform these calculations. Due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on digital asset mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of a digital asset network of digital assets that we own, by making it easier for a malicious actor or botnet to manipulate the blockchain in such network.

The Company is not registered as a money transmitter or money services business, and our operations may be adversely affected if it is required to do so.

The Company believes it is not a money transmitter or money services business. If it is deemed to be money transmitter and/or money services business, the Company would be subject to significant additional regulation and costs. This could lead to significant changes with respect to operations of the Company, and suspensions of operations. It could also lead to a decrease in the value of our Company’s shares.

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of digital assets we invest in. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, our Company will hold certain types of digital currency that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of our Company.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, and therefore may have an adverse effect on the value of our Company.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for our Company to continue to be treated as a grantor Company for U.S. federal income tax purposes.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located at 9440 Santa Monica Blvd., Suite 301, Beverly Hills, CA, which is an office space provided to us at no charge by MACA. The Company’s management generally works remotely from various locations throughout the United States. We believe that this arrangement is adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary. The Company does not have a formal lease pursuant to which it uses these offices, and does not have a monthly rent obligation for use of these premises.

Item 3.	Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our common stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “WTCG”, where the Company is currently labeled as a “shell risk” at this time. The Company plans to update its symbol pending FINRA clearance of the Company’s name change to “Descrypto Holdings, Inc.” The name change will not be effective until FINRA completes its review of the Issuer Company Related Action Notification Form for the name change, which the Company has submitted to FINRA. There can be no assurance that FINRA will process the name change.

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	Common Stock (1)
	Low	High
Fiscal 2020
First Quarter (August 1, 2019 to October 31, 2019)	$0.0150	$0.0410
Second Quarter (November 1, 2019 to January 31, 2020)	$0.0160	$0.0844
Third Quarter (February 1, 2020 to April 30, 2020)	$0.0310	$0.4501
Fourth Quarter (May 1, 2020 to July 31, 2020)	$0.0637	$0.2300

Fiscal 2021
First Quarter (August 1, 2020 to October 31, 2020)	$0.0780	$0.4600
Second Quarter (November 1, 2020 to January 31, 2021)	$0.3200	$0.8000
Third Quarter (February 1, 2021 to April 30, 2021)	$0.6000	$0.3800
Fourth Quarter (May 1, 2021 to July 31, 2021)	$0.4200	$1.5000

Fiscal 2022
First Quarter (August 1, 2021 to October 31, 2021)	$0.3242	$1.3000
Second Quarter (November 1, 2021 to January 31, 2022) (1)	$0.9000	$0.5150

(1)	Through November 12, 2021.

On November 12, 2021, the closing price of our common stock was $0.85. As of November 12, 2021, we had 258,166,672 shares of common stock issued and outstanding.

Holders

As of November 15, 2021, there were approximately 473 holders of record of our common stock.

Dividends

The Company has not paid any dividends on its common stock to date. The existing covenants under certain of our credit facilities also place limits on our ability to issue dividends and repurchase stock.

It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the board of directors declaring any dividends in the foreseeable future on our common stock. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not anticipate paying dividends, and if we are not successful in establishing an orderly public trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we may not pay dividends in the foreseeable future, we may have trouble raising additional funds which could affect our ability to expand our business operations.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of W Technologies, Inc. and its subsidiary (together, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Transition Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Transition Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Transition Report on Form 10-K.

Overview

On July 29, 2021, pursuant to the closing of a share exchange, W Technologies, Inc. (“W Technologies”) acquired Krypto Ventures, Inc., f/k/a KryptoBank Co., Inc. (“Krypto Ventures”), Krypto Ventures thereafter became a wholly owned subsidiary of W Technologies, and the business of Krypto Ventures became our business going forward.

We are a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets though acquiring minority positions in newly issued and listed coins and/or tokens. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

We seek to invest in companies with:

●	defensible barriers to entry,
●	proven value propositions,
●	identifiable growth opportunities or operational improvements, and
●	paths to sustainable competitive advantages.

We expect to provide strategic guidance through a network of experienced executives with operational and industry expertise, as well as financing support and other resources necessary to drive value.

Plan of Operations

Over the next 12 months, we expect to require approximately $2,000,000 in operating funds to carry out our intended plan of operations. We expect that by August 2022, we will have invested in a diverse portfolio of digital assets, and will have completed an acquisition of (or be in negotiations for the acquisition of) a blockchain technology company.

We are planning to obtain the funds necessary to execute our plan of operations from various capital raises, including potentially through private placements or our common stock or the issuance and sales of convertible notes, as well as potentially through a registration statement or an offering statement filed with the SEC.

There can be no assurance that we will be able to obtain the necessary funds for our foregoing operations on terms that are acceptable to us or at all, and there can be no assurance that our plan of operations can be executed as planned, or at all.

RESULTS OF OPERATIONS

During the seven months ended July 31, 2021, we generated revenue of $0. During the years ended December 31, 2020 and 2019 we generated revenue of $0. The lack of revenue was a result of an inability to execute on any business due to limited capital and management resources.

Operating expenses during the seven months ended July 31, 2021 were $16,045. Operating expenses during the years ended December 31, 2020 and 2019 were $626 and $647, respectively. The increase in expenses was due to a rise in fixed general administrative expenses.

Operating expenses during the seven months ended July 31, 2021 were $16,045 and consisted of professional fees of $13,500, general and administrative fees of $1,722 and advertising expenses of $823. Operating expenses during the year ended December 31, 2020 were $626. Operating expenses for the year ended December 31, 2019 were $647. Expenses increased during 2021 mainly due to higher professional fees, as well as general and administrative expenses during the seven months.

There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of July 31, 2021, we had $53,178 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the seven months ended July 31, 2021 and for the year ended December 31, 2020:

	Seven Month Period Ended July 31, 2021	Year Ended December 31, 2020
Net cash used in operating activities	$(15,934)	$(180)
Net cash used in investing activities	18,664	(710)
Net cash provided by financing activities	50,000	-
Net increase (decrease) in Cash	52,730	(890)
Cash, beginning	448	1,338
Cash, ending	$53,178	$448

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse e

Effects of Coronavirus on the Company

If the current outbreak of the coronavirus continues, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal governments. The continued coronavirus outbreak may also restrict our ability to raise funding when needed, and may cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our Company.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Transition Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of July 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to material weaknesses that we identified in our internal control over financial reporting, including a lack of formal documentation of controls and processes, a lack of segregation of duties, and a lack of formal review process. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We expect to address the material weakness by hiring additional qualified members of management. Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial results.

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm in accordance with applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Aleksandr Rubin	43	Chief Executive Officer, President, Secretary, Principal Financial Officer, Principal Accounting Officer and Director

Meir Wexler	41	Chief Investment Officer and Director

Aleksandr Rubin. Mr. Rubin joined the Company as its Chief Executive Officer and as a Director on July 29, 2021, and was appointed as the Company’s President, Secretary, Principal Financial Officer and Principal Accounting Officer on August 4, 2021. Mr. Rubin has over 15 years of experience in investment banking, private equity, leveraged finance, investment management and consulting for middle market companies. Since 2018, he has served as the Managing Director of Fort Lawton Capital LLC, a boutique private equity firm focused primarily on originating investment opportunities and supporting relationships with middle market intermediaries where he has advised on deal originations, capital deployment, deal structuring and portfolio monitoring. Prior to joining Fort Lawton, Mr. Rubin was a Partner at Glenwood Capital, a merchant banking firm specializing in the corporate finance requirements of closely-held, middle market companies. Before joining Glenwood in 2005, he was an Associate at Broadband Capital Management. There, he worked with issuers and financial sponsors on a variety of transactions, including mergers, acquisitions, PIPEs, buyouts and public offerings. Earlier in his career, Mr. Rubin was a founding member of a technology consulting firm, where he developed and managed the implementation of enterprise systems. Since December 2019, Mr. Rubin has been consulting on an independent basis in various capacities for companies in the cryptocurrency space, assisting in negotiations for over $30 million in various transactions (debt and equity) into listed cryptocurrency companies.

Meir Wexler. Mr. Wexler joined the Company as its Chief Investment Officer and as a Director on July 29, 2021. In June 2016, Mr. Wexler founded D2B, LLC, a boutique advisory firm that assisted start-ups in the blockchain space, where he served as the company’s Chief Executive Officer until January 2021. In this position, Mr. Wexler helped companies with their initial coin offerings through pitch-deck creation, whitepaper formation, marketing and tokenomics. He also became a crypto-analyst, doing deep dives and due diligence work on companies issuing tokens either as ICOs (initial coin offerings) or IDOs (initial decentralized exchange offerings.

Within the crypto-asset space, Mr. Wexler is currently involved in DeFi (decentralized finance) including bridges and wrapped tokens for cross-chain finance, which entails working primarily with companies whose platforms and wallets have the ability to be used for staking, lending, borrowing and yield farming. In addition to his position at D2B, LLC, Mr. Wexler is also an advisor to several companies. In this role, he connects companies to specific resources within the blockchain space. These companies include Intercoin, Geojam, Pilates Metrics and Cafe Joe USA, which in 2018 was an early-adopter in accepting crypto-assets for goods purchased. Mr. Wexler was an early investor in several crypto-assets including Binance Coin (BNB), Cardano, (ADA), Chainlink (LINK), Polygon (MATIC), Eos (EOS), Xrp (XRP), Decentraland (MANA), Basic Attention Token (BAT), DigiByte (DGB), Swarm (SWM), Neo (NEO), Ox (ZRX), Bitrue (BTR), KuCoin (KCS), Icon (ICX), Monaco (MCO), Hyprr (UDOO) and Bumper (BUMP).

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our Company and could be considered more form than substance at this time.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

Until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended July 31, 2021 for:

●	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended July 31, 2021, and
●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at July 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2021 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aleksandr Rubin (1),	7/31/2021	$--	$--	$--	$--	$--	$--
Chief Executive Officer, President, Principal Financial Officer and Principal Accounting Officer	7/31/2020	$--	$--	$--	$--	$--	$--

Mikael Lundgren (2),	7/31/2021	$--	$--	$--	$--	$--	$--
Former Chief Executive Officer	7/31/2020	$--	$--	$--	$--	$--	$--

(1) Mr. Rubin was appointed Chief Executive Officer on July 29, 2021, and was appointed President, Principal Financial Officer and Principal Accounting Officer on August 4, 2021.

(2) Mr. Lundgren ceased to be an executive officer on July 29, 2021. As compensation for Mr. Lundgren’s services as Chief Executive Officer, we accrued annual compensation as of March 1, 2020 at a rate of $10,000 per month. For the fiscal year ended July 31, 2020, we accrued an aggregate of $50,000 for such services. The Company continued to accrue compensation at a monthly rate of $10,000 to Mr. Lundgren until his resignation from the Company on July 29, 2021. However, upon his resignation, Mr. Lundgren forgave all accrued compensation payable to him by the Company.

Employment Agreements

Rubin Employment Agreement

The Company entered into an employment agreement with Mr. Rubin for his services as Chief Executive Officer of the Company. The initial term of Mr. Rubin’s employment agreement commenced on July 30, 2021 (the “Employment Start Date”) and will continue for a period of six months, to be automatically renewed for additional six month terms unless the Company notifies Mr. Rubin of its intent to not renew his employment at the end of a term.

As compensation for Mr. Rubin’s services, the Company agreed to grant Mr. Rubin a one-time issuance of shares of the Company’s common stock equal to 1% of the Company’s outstanding common stock as of July 30, 2021, to vest in equal six month increments on the last day of each calendar month following the Employment Start Date (i.e. the first vesting was to occur on August 31, 2021).

In addition, Mr. Rubin is entitled to receive a performance bonus upon meeting pre-determined periodic Key Performance Indicators (“KPIs”). If such KPIs are met, the Company will grant Mr. Rubin an option to purchase up to 1% of the Company’s outstanding common stock for a purchase price to be mutually agreed upon at the one-year anniversary of Mr. Rubin’s Employment Start Date. KPIs have not yet been set.

Mr. Rubin’s employment with the Company is “at-will”, meaning that either the Company can terminate Mr. Rubin’s employment with the Company at any time, without cause. If Mr. Rubin’s employment with the Company is terminated, vesting of shares granted to Mr. Rubin as compensation for his services as CEO will cease, and any unvested shares granted to Mr. Rubin will be forfeited.

Wexler Employment Agreement

The Company has entered into an employment agreement with Meir Wexler for his services as Chief Investment Officer of the Company. The initial term of Mr. Wexler’s employment agreement commenced on June 30, 2021 (the “Employment Start Date”) and will continue for a period of six months, to be automatically renewed for additional six month terms unless the Company notifies Mr. Wexler of its intent to not renew his employment at the end of a term.

As compensation for Mr. Wexler’s services, the Company agreed to grant Mr. Wexler a one-time issuance of shares of the Company’s common stock equal to 0.5% of the Company’s outstanding common stock as of July 30, 2021 which will vest in equal six month increments on the last day of each month following the Employment Start Date (i.e. the first vesting to occur on August 31, 2021).

In addition, Mr. Wexler is entitled to receive a performance bonus upon meeting pre-determined periodic KPIs. If such KPIs are met, the Company will grant Mr. Wexler an option to purchase up to 0.5% of the Company’s outstanding common stock for a purchase price to be mutually agreed upon at the one-year anniversary of Mr. Wexler’s Employment Start Date. KPIs have not yet been set.

Mr. Wexler’s employment with the Company is “at-will”, meaning that either the Company can terminate Mr. Wexler’s employment with the Company at any time, without cause. If Mr. Wexler’s employment with the Company is terminated, vesting of shares granted to Mr. Wexler as compensation for his services as Chief Investment Officer will cease, and any unvested shares granted to Mr. Wexler will be forfeited.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2021, there were no outstanding options, warrants or equity awards.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Executive Compensation Philosophy

Our Board determines the compensation given to our executive officers in its sole determination. Our Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board reserves the right to grant performance base stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue and profits we are able to generate each month, both of which are a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board, which we do not currently have any immediate plans to award.

Director Compensation

Historically, the Company’s directors have not received compensation for their service. In the future, we expect that a board committee will review and make recommendations to the board regarding compensation of directors, including equity-based plans. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of November 15, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our current named executive officers and directors that beneficially own shares of our common stock; and
●	all our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, named executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (2)
Directors and Executive Officers:
Max Wexler	—	—%
Aleksandr Rubin	—	—%
All directors and officers as a group (2 persons)	—	—%

5% Stockholders:
Balance Labs, Inc. (3)	119,584,736	46.1%
Lyons Capital, LLC (4)	56,945,112	22.0%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2) Based on 258,166,672 shares of the Company’s common stock issued and outstanding as of November 15, 2021.

(3) As disclosed in that certain Schedule 13D filed with the SEC on September 10, 2021 by Balance Labs, Inc. Represents shares held by Balance Labs, Inc. Michael D. Farkas is the beneficial holder of approximately 59.9% of the issued and outstanding capital stock of Balance Labs, Inc, holding 11,888,889, 1,400 and 1,098,526 shares of common stock of Balance Labs, Inc. through Balance Holdings, LLC, Shilo Security Solutions, Inc., and Shilo Holding Group LLC, respectively, as of May 18, 2021.

(4) Represents shares held by Lyons Capital, LLC. Jason Lyons is the Chief Executive Officer of Lyons Capital LLC, and has voting and dispositive power over the shares held by Lyons Capital LLC.

Equity Compensation Plan Information

The table below sets forth information as of September 30, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors must review and approve any related person transaction we propose to enter into. Any potential related party transaction that is brought to the Board’s attention will be analyzed by the Board, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the Board of Directors will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the Board of Directors must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
●	whether there are business reasons for us to enter into the transaction;
●	whether the transaction would impair the independence of an outside director; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the Board of Directors who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the remaining members of the Board of Directors, participate in some or all of the Board’s discussions of the transaction. Upon completion of its review of the transaction, the Board of Directors may determine to permit or to prohibit the transaction.

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2020 and 2019 is $112,167 and $112,167, respectively. The Company has accrued interest of $28,996 and $13,647 as of December 31, 2020 and 2019. The Company accrued $15,349 and $14,085 of interest expense related to these notes during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2018, the Company loaned $15,000 to iGrow Systems Inc, a related party, as part of their initial funding. On July 15, 2019, The Company converted the $15,000 note into 150,000 shares of iGrow Systems Inc’s common stock at a price of $0.10 per share. The investment is recorded on the Company’s balance sheet using the cost method of accounting.

During the year ended December 31, 2019, the Company made a series of notes receivables to Balance Labs LLC, a related party, totaling $30,000, this amount was offset by $471 of expenses paid in 2018 by Balance Labs LLC on behalf of the company, and by an $8,000 repayment made during the same year. Furthermore, during the year ended December 31, 2020, the Company loaned an additional $710 to Balance Labs LLC. The notes receivable have a stated interest rate of 12% annually and are due in one year. The balances of the notes receivable as of December 31, 2020 and 2019, including interest, were $27,280 and $23,965, respectively. For the years ended December 31, 2020 and December 31, 2019, the Company recorded $2,605 and $2,437 of interest income, respectively. On June 4, 2021, the Company received full payment of the notes receivable due from Balance Labs LLC, for a total of $28,164, which included all principal and interest owed.

During the seven months ended July 31, 2021, a shareholder of the Company advanced a total of $16,306 in order to fund operations.

During the seven months ended July 31, 2021, the Company accrued interest expense in the amount of $8,954 on the related party notes payable.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by Hudgens CPA, PLLC, our independent registered public accounting firm (“Hudgens”), for the fiscal year ended July 31, 2021 and by Slack & Company CPAs, LLC, our former independent registered public accounting firm, for the fiscal year ended July 31, 2020 for:

●

Professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”);

●

Assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);

●	Tax compliance, advice, and planning (“Tax Fees”); and
●	Other products or services provided (“Other Fees”)

were as follows:

	Fiscal Year Ended July 31, 2021	Fiscal Year Ended July 31, 2020
Audit Fees	$22,000	$15,079
Audit Related Fees (1)	$--	$13,682
Tax Fees	$--	$--
All Other Fees	$--	$--
Total	$22,000	$28,761

Our Board of Directors has determined that the services provided by Hudgens are compatible with maintaining the independence of the auditor as our independent registered public accounting firm.

Pre-Approval Policy

The Board of Directors reviews and approves the audit and non-audit services to be provided by our independent registered public accounting firm during the year, considers the effect that performing those services might have on audit independence and approves management’s engagement of our independent registered public accounting firm to perform those services.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the registrant and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included beginning on page F-1 of this Transition Report on Form 10-K.

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Transition Report on Form 10-K.

(3)	Exhibits

Exhibit No.	Document
2.1

Share Exchange Agreement dated June 15, 2021 by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

2.2

Amendment and Acknowledgement Pursuant to Share Exchange Agreement by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on December 18, 2020).
3.2	Certificate of Withdrawal for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.3	Certificate of Withdrawal for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.4	Amended and Rested Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the SEC on February 4, 2021).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
10.2

Securities Exchange Agreement dated July 13, 2021 between W Technologies, Inc. and Mid Atlantic Capital Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).

10.3

Promissory Note dated July 9, 2021 issued by KryptoBank to Lyons Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).

10.4

Promissory Note dated June 29, 2021 issued by KryptoBank to Balance Labs, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).

10.5

Promissory Note dated January 17, 2018 issued by KryptoBank to Lyons Capital LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).

10.6†	CEO Employment Agreement between the Company and Aleksandr Rubin (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
10.7†	CIO Employment Agreement between the Company and Meir Wexler (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

† Management contract, compensation plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	W TECHNOLOGIES, INC.

	By:	/s/ Aleksandr Rubin
	Name:	Aleksandr Rubin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aleksandr Rubin	Chief Executive Officer and Director	November 15, 2021
Aleksandr Rubin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Meir Wexler	Director	November 15, 2021
Meir Wexler

W TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of W Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of W Technologies, Inc. (the Company) as of July 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the seven-month period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for each of the seven-month period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Reverse Merger

Description of the Matter In 2021, the Company was the accounting acquiree in a transaction accounted for as a “reverse merger” where a non-public company was the accounting acquirer as further described in Note 1. The Company consolidated the two entities effective July 29, 2021, in accordance with ASC 805 Business Combinations. The Company performed an assessment of the carrying value of the private company and calculated the appropriate amounts to record relating to the recapitalization on the balance sheet and more specifically, the equity section of the balance sheet.

Auditing the Company’s accounting of the reverse merger and ultimate consolidation of the two entities is complex due to the judgment involved related to the recapitalization of the accounting acquiree’s equity and the application of the consolidation in accordance with ASC 805 Business Combinations.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over their accounting for business combinations. Our testing included among other things, recalculating the significant components of the recapitalization, agreeing the terms of the merger agreement to the application of the recapitalization and tested the balances of the accounting acquirer. We also tested the equity components of the consolidated group from the recapitalization forward and the consolidation of the two entities for the year to determine it is presented in accordance with ASC 805 Business Combinations.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2021.
Houston, Texas
November 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Kryptobank Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kryptobank Co. (the “Company”) as of December 31, 2020, and 2019, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company has experienced net losses since inception and used cash in operations. The Company has an accumulated deficit and a working capital deficit as of December 31, 2020. The Company has relied on loans from founders to fund its operations. These factors raise substantial doubt about the Company’ s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ LIGGETT & WEBB , P.A.

We have served as the Company’s auditor since 2015.

Boynton Beach, Florida

July 1, 2021

W Technologies, Inc.

Balance Sheets

	July 31, 2021 (Consolidated)	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash	$53,178	$448	$1,338
Total Current Assets	53,178	448	1,338

Property and equipment, net	9,445	56	501

Other Assets
Notes and interest receivable - related party	-	27,280	23,965
Investment - Related Party	15,000	15,000	15,000
Intangible Assets	-	2,835	2,835

Total Assets	$77,623	$45,619	$43,639

Liabilities and Stockholders’ Deficit
Accounts payable	17,428	17,428	17,428
Accrued expenses – related party	54,525	$28,996	$13,646
Notes payable - related party	162,167	112,167	112,167
Total Current Liabilities	234,120	158,591	143,241

Total Liabilities	$234,120	$158,591	$143,241

Stockholders’ Deficit
Preferred Stock, $.0001 par value: Authorized 50,000,000 shares, none issued and outstanding as of July 31, 2021, December 31, 2020 and December 31, 2019	-	-	-
Common Stock, $.0001 par value: Authorized 10,000,000,000 shares, 259,376,620, issued and outstanding as of July 31, 2021, and 233,474,958 as of December 31, 2020 and December 31, 2019 respectively	25,937	23,347	23,347
Additional Paid-in Capital	(30,993)	(12,097)	(12,097)
Accumulated Deficit	(151,441)	(124,222)	(110,852)
Total Stockholders’ Deficit	(156,497)	(112,972)	(99,602)

Total Liabilities and Stockholders’ Deficit	$77,623	$45,619	$43,639

The accompanying notes are an integral part of the financial statements.

W Technologies, Inc.

Statements of Operations

	Seven Months Ended July 31, 2021 (Consolidated)	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$-	$-	$-

General and administrative expenses	16,045	626	647
Total Operating Expenses	16,045	626	647

Other Income and Expenses
Interest income - related party	884	2,605	2,437
Interest expense - related party	(9,223)	(15,349)	(14,085)
Impairment expense	(2,835)	-	-
Total Other Income and Expenses	(11,174)	(12,744)	(11,648)

Net Loss	$(27,219)	$(13,370)	$(12,295)

Weighted average Number of Common Shares Outstanding-Basic and Diluted	233,719,313	233,474,958	233,474,958

Net Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

W Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common shares		paid in	Accumulated	stockholders'
	Shares	Amount	Capital	deficit	deficit
Balance December 31, 2018	233,474,958	23,347	(12,097)	(98,557)	(87,307)

Net loss				(12,295)	(12,295)
					-
Balance December 31, 2019	233,474,958	23,347	(12,097)	(110,852)	(99,602)

Net loss				(13,370)	(13,370)

Balance December 31, 2020	233,474,958	23,347	(12,097)	(124,222)	(112,972)

Shares issued in connection with reverse merger	25,901,662	2,590	(18,896)		(16,306)
Net loss	-	-	-	(27,219)	(27,219)

Balance July 31, 2021 (Consolidated)	259,376,620	25,937	(30,993)	$(151,441)	(156,497)

The accompanying notes are an integral part of the financial statements.

W Technologies, Inc.

Statements of Cash Flows

	Seven Months Ended July 31, 2021 (Consolidated)	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash Flows from Operating Activities
Net Loss	$(27,219)	$(13,370)	$(12,295)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	111	445	445
Impairment	2,835	-	-
Change in Operating Assets and Liabilities:
Interest Receivable from Related Party	(884)	(2,605)	(2,437)
Accrued expenses – related party	9,223	15,350	14,086
Net Cash Used in Operating Activities	(15,934)	(180)	(201)

Cash Flow from Investing Activities
Issuance of notes receivable from Related Party, net of repayments	28,164	(710)	(22,000)
Purchase of property and equipment	(9,500)	-	-
Net Cash Provided by Investing Activities	18,664	(710)	(22,000)

Cash Flow from Financing Activities
Issuance of notes payable	50,000	-	-
Net Cash Provided by Financing Activities	50,000	-	-

Net Change in Cash	52,730	(890)	(22,201)
Cash at beginning of the Year	448	1,338	23,539

Cash at end of the Year	$53,178	$448	$1,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure for non-cash investing and financing activities:
Reclassification of accrued interest into principal	$-	$-	$12,167
Conversion of notes receivable to investment - related party	$-	$-	$15,000
Reclassification of due to related party to notes receivable from related party	$-	$-	$471
Reverse Merger	$16,306	$-	$-

The accompanying notes are an integral part of the financial statements.

W TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

Note 1 – Business Organization and Nature of Operations

KryptoBank Co. (“KryptoBank Co” or the “Company”) was incorporated on December 27, 2017 under the laws of the State of Delaware. KryptoBank Co is a firm currently in the process of enabling users to transact worldwide with any cryptocurrency, fiat currency, stock, or commodity.

On July 29, 2021, The Company entered into a share exchange agreement with KryptoBank Co. (“KryptoBank”) and its stockholders, pursuant to which the Company issued common stock representing 90% (233,474,958 shares) of the Company’s total issued and outstanding common stock in exchange for 100% interest in Kryptobank. Pursuant to the terms of the exchange agreement, previous note holders were issued shares of common stock as settlement of the outstanding notes payable. As a result, Kryptobank became a wholly owned subsidiary of the Company and assumed net liabilities of $16,306. This transaction is being accounted for as reverse merger by which Krytobank is deemed to be the accounting acquirer. Consequently, the assets, liabilities and historical operations are those of Kryptobank.

Note 2 – Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception and used $14,166 of cash in operating activities for the seven months ended July 31, 2021. The Company has an accumulated deficit of $151,441 and a working capital deficit of $180,942 as of July 31, 2021. The Company has relied on loans from founders to fund its operations. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will be successful. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements and related disclosures for the seven months ended July 31, 2021 and the years ended December 31, 2020 and 2019, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and the financial position of the Company.

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of W Technologies, Inc. and  KryptonBank Co.. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2021, December 31, 2020 and December 31, 2019, the Company has $0, $0 and $0 in cash equivalents, respectively.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to valuation and useful life of intangible assets and deferred tax assets. Actual results could materially differ from those estimates.

Revenue Recognition

The Company accounts for its revenues under FASB ASC 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of July ,31, 2021, December 31, 2020 and 2019. The Company’s 2017, 2018, 2019 and 2020 tax returns are filed as part of consolidated tax returns of Balance Labs, Inc., a majority shareholder which remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their financial statements herein. The Company holds one investment which it accounts for under the cost method. On November 9, 2018, the Company loaned $15,000 to iGrow Systems Inc, a related party. On July 15, 2019, the Company converted the note into 150,000 shares of iGrow Systems Inc.’s common stock at a price of $0.10 per share. This investment is recorded on our balance sheet using the cost method as of July 31, 2021, December 31, 2020 and December 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the periods. As of July 31, 2021, December 31, 2020 and 2019, there were no common share equivalents outstanding, respectively.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2020 and December 31, 2019, advertising, marketing, and promotion expense was $0 and $0, respectively. Advertising, marketing and promotional expense for the seven months ended July 31, 2021 was $823.

Property and equipment

Property and equipment consist of a website the Company developed in order to market its services.

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Property and equipment as of July 31, 2021, December 31, 2020, and December 31, 2019 consisted of the following:

	2021	2020	2019
Website	$10,836	$1,336	$1,336
Less Accumulated Amortization	$(1,391)	(1,280)	(835)
Property and Equipment, net	$9,445	$56	$501

There were no additions during the years ended December 31, 2020, and 2019 respectively. Amortization expense during the years ended December 31, 2020, and 2019 were $445 and $445, respectively.

During the seven months ended July 31, 2021, the company incurred costs of $9,500 in revising and updating the website. The costs were capitalized and will be amortized over the 3 year useful life of the website. Amortization expense for the seven months ended July 31, 2021, was $111.

Intangible Assets

Intangible Assets as of July 31, 2021, December 31, 2020 and December 31, 2019 consisted of the following:

	2021	2020	2019
Trademarks and domain name	$-	$2,835	$2,835
Total	$-	$2,835	$2,835

There were no additions to Intangible Assets during the seven month period ended July 31, 2021, and the years ended December 31, 2020 and 2019, respectively.

During the seven months ended July 31, 2021, the Company evaluated the intangibles and determined that an impairment of $2,835 was deemed necessary due to lack of activity related to the trademarks.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 – Stockholders’ Equity

Common Stock

The Company has 10,000,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Preferred Stock

The Company has 50,000,000 authorized preferred shares with a par value of $0.0001 per share. There are no issued or outstanding preferred shares as of July, 31, 2021, December 31, 2020 or 2019, respectively.

Note 5 – Related Party Transactions

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2020 and 2019 is $112,167 and $112,167, respectively. The Company has accrued interest of $28,996 and $13,647 as of December 31, 2020 and 2019. The Company accrued $15,349 and $14,085 of interest expense related to these notes during the years ended December 31, 2020 and 2019, respectively. The Company accrued $8,954 of interest expense related to these notes during the seven months ended July 31, 2021.

During the year ended December 31, 2018, the Company loaned $15,000 to iGrow Systems Inc, a related party, as part of their initial funding. On July 15, 2019, The Company converted the $15,000 note into 150,000 shares of iGrow Systems Inc’s common stock at a price of $0.10 per share. The investment is recorded on the Company’s balance sheet using the cost method of accounting.

During the year ended December 31, 2019, the Company made a series of notes receivables to Balance Labs LLC, a related party, totaling $30,000, this amount was offset by $471 of expenses paid in 2018 by Balance Labs LLC on behalf of the company, and by an $8,000 repayment made during the same year. Furthermore, during the year ended December 31, 2020 the Company loaned an additional $710 to Balance Labs LLC. The notes receivable have a stated interest rate of 12% annually and are due in one year. The balances of the notes receivable as of December 31, 2020 and 2019, including interest were $27,280 and $23,965, respectively. For the years ended December 31, 2020 and December 31, 2019, the Company recorded $2,605 and $2,437 of interest income, respectively. On June 4, 2021, the Company received full payment of the notes receivable due from Balance Labs LLC, for a total of $28,164, which included all principal and interest owed.

During the seven months ended July 31, 2021, a shareholder of the Company advanced a total of $16,306 in order to fund operations.

Note 6 – Commitments and Contingencies

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

COVID-19

The coronavirus pandemic may adversely impact our operations and demand for our products and services and our ability to find new clients. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford our services.

Note 7 – Notes Payable – Related Party

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during the years ended December 31, 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of December 31, 2020 and 2019 is $112,167 and $112,167, respectively. The Company has accrued interest of $28,996 and $13,647 as of December 31, 2020 and 2019. The Company recorded $15,349 and $14,085 of interest expense related to these notes during the years ended December 31, 2020 and 2019, respectively.

On June 29, 2021, the Company issued an unsecured promissory note in the amount of $25,000 to Balance Labs, Inc., a shareholder. The note carries an interest rate of 12% per annum and is due on the earlier of June 28, 2022 or the date on which the Company raises at least $200,000 from investors.

On July 9, 2021, the Company issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a shareholder. The note carries an interest rate of 12% per annum and is due on the earlier of June 28, 2022, or the date on which the Company raises at least $200,000 from investors.

Note 8 – Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The Company files its tax returns as part of Balance Labs Inc’s consolidated tax returns. The Company has the following net deferred tax asset:

	As of July 31, 2021	As of December 31, 2020	As of December 31, 2019
Net operating loss carryforward	38,066	31,166	27,889
Valuation allowance	(38,066)	(31,166)	(27,889)

Net deferred tax assets	$-	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Seven Months ended July 31, 2021	For the Year ended December 31, 2020	For the Year ended December 31, 2019

Expected federal statutory rate	(21)%	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%	(4.35)%
Change in valuation allowance	25.35%	25.35%	25.35%

Income tax provision (benefit)	-	-	-

As of July 31, 2021, the Company had $150,651 of net operating loss carryovers (“NOLs”) which will be carried forward indefinitely subject to limitations. The valuation allowance increased by approximately $6,900 for the seven months ended July 31, 2021, $3,277 for the year ended December 31, 2020, and by $3,004 for the year ended December 31, 2019.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits may be realized in future periods. The Company has not yet established that it can generate taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

Note 9 – Subsequent Events

Management has evaluated subsequent events through November 15, 2021, and determined that there are no transactions that require additional accounting or disclosure.