Form 10-Q
period 2021-10-31
W Technologies, Inc.
filed 2021-12-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 000-24520

W Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 N. Flagler Drive, Suite 600 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 514-0936

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 15, 2021, there were 259,376,620 shares of common stock, par value $0.0001, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this quarterly report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this quarterly report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Transition Report on Form 10-KT for the transition period from January 1, 2021 to July 31, 2021, filed with the Securities and Exchange Commission on November 15, 2021, as the same may be updated from time to time.

All forward-looking statements attributable to us in this quarterly report apply only as of the date of this quarterly report and are expressly qualified in their entirety by the cautionary statements included in this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	October 31, 2021	July 31, 2021

Assets
Current assets:
Cash	$23,085	$53,178
Total current assets	23,085	53,178

Property and equipment, net	8,653	9,445

Other assets
Investment - related party	15,000	15,000

Total Assets	$46,738	$77,623

Liabilities and Stockholders’ Deficit
Accounts payable	17,428	17,428
Accrued expenses – related party	59,403	$54,525
Notes payable - related party	162,167	162,167
Total current liabilities	238,998	234,120

Total Liabilities	$238,998	$234,120

Stockholders’ Deficit
Preferred Stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	-	-
Common Stock, $0.0001 par value: 10,000,000,000 shares authorized; 259,376,620 issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	25,937	25,937
Additional paid-in capital	2,497,929	(30,993)
Accumulated deficit	(2,716,126)	(151,441)
Total stockholders’ deficit	(192,260)	(156,497)

Total Liabilities and Stockholders’ Deficit	$46,738	$77,623

The accompanying notes are an integral part of the unaudited financial statements.

W Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020
	(Consolidated)
Revenue	$-	$-

General and administrative expenses	2,559,808	45
Total operating expenses	2,559,808	45

Other income and expenses
Interest income – related party	-	651
Interest expense – related party	(4,877)	(4,228)
Total other income and expenses	(4,877)	(3,577)

Net Loss	$(2,564,685)	$(3,622)

Weighted average number of common shares outstanding-basic and diluted	259,376,620	233,474,958

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

W Technologies, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Shares		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance July 31, 2021 (Consolidated)	259,376,620	$25,937	$(30,993)	$(151,441)	$(156,497)

Stock-based compensation	-	-	2,528,922		2,528,922

Net loss	-	-	-	(2,564,685)	(2,564,685)

Balance October 31, 2021 (Consolidated)	259,376,620	$25,937	$2,497,929	$(2,716,126)	$(192,260)

Balance July 31, 2020	233,474,958	$23,347	$(12,097)	$(129,361)	$(118,111)

Net loss	-	-	-	(3,622)	(3,622)

Balance October 31, 2020	233,474,958	$23,347	$(12,097)	$(132,983)	$(121,733)

The accompanying notes are an integral part of the unaudited financial statements.

W Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020
	(Consolidated)
Cash Flows from Operating Activities
Net loss	$(2,564,685)	$(3,622)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	792	-
Stock-based compensation	2,528,923	-
Change in operating assets and liabilities:
Interest receivable from related party		(651)
Accrued expenses – related party	4,877	4,228
Net cash used in operating activities	(30,093)	(45)

Cash Flow from Investing Activities
Issuance of notes receivable from related party, net of repayments	-	(815)
Purchase of property and equipment	-	-
Net cash provided by investing activities	-	(815)

Net Cash Provided by Financing Activities	-	-

Net change in cash	(30,093)	(860)
Cash at beginning of the year	53,178	1,338

Cash at end of the year	$23,085	$478

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

Note 1 – Business Organization and Nature of Operations

KryptoBank Co. (“KryptoBank”) was incorporated on December 27, 2017 under the laws of the State of Delaware. KryptoBank is a firm currently in the process of enabling users to transact worldwide with any cryptocurrency, fiat currency, stock, or commodity.

On July 29, 2021, W Technologies, Inc. (the “Company”) entered into a share exchange agreement with KryptoBank and its stockholders, pursuant to which the Company issued common stock representing 90% (233,474,958 shares) of the Company’s total issued and outstanding common stock in exchange for 100% interest in KryptoBank. Pursuant to the terms of the exchange agreement, previous note holders were issued shares of common stock as settlement of the outstanding notes payable. As a result, KryptoBank became a wholly owned subsidiary of the Company and assumed net liabilities of $16,306. This transaction is being accounted for as reverse merger by which KrytoBank is deemed to be the accounting acquirer. Consequently, the assets, liabilities and historical operations are those of KryptoBank.

Note 2 – Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception and used $30,093 of cash in operating activities for the three months ended October 31, 2021. The Company has an accumulated deficit of $(2,716,126) and a working capital deficit of $192,011 as of October 31, 2021. The Company has relied on loans from founders to fund its operations. There is substantial doubt about the Company to continue as a going concern. This will not sustain the Company without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations for the next year. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will be successful. The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s unaudited consolidated financial statements and related disclosures for the three months ended October 31, 2021 and October 31, 2020, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation

The accompanying unaudited financial statements reflect the consolidation of the individual financial statements of W Technologies, Inc. and KryptoBank. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2021 and July 31, 2021, the Company did not have any cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to valuation and useful life of intangible assets and deferred tax assets. Actual results could materially differ from those estimates.

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

Revenue Recognition

The Company accounts for its revenues under Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation.

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

The Company adopted the provisions of ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of October 31, 2021, and 2020. The Company’s 2017, 2018, 2019 and 2020 tax returns are filed as part of consolidated tax returns of Balance Labs, Inc., a majority shareholder (“Balance Labs”), which remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their financial statements herein. The Company holds one investment which it accounts for under the cost method. On November 9, 2018, the Company loaned $15,000 to iGrow Systems Inc., a related party (“iGrow”). On October 15, 2019, the Company converted the note into 150,000 shares of iGrow’s common stock at a price of $0.10 per share. This investment is recorded on the Company’s balance sheets using the cost method of $15,000 as of October 31, 2021 and July 31, 2021, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities.

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the periods. As of October 31, 2021, and October 31, 2020, there were no common share equivalents outstanding, respectively.

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company’s financial instruments, including cash, accounts payable, and the short-term debt, the carrying amounts approximate fair value due to their short maturities.

The Company adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended October 31, 2021 and October 31, 2020 marketing and promotion expense was $0 and $0, respectively.

Property and equipment

Property and equipment consist of a website the Company developed in order to market its services.

Property and equipment as of October 31, 2021 and July 31, 2021 consisted of the following:

	October 31, 2021	July 31, 2021
Website	$10,836	$10,836
Less Accumulated Amortization	$(2,183)	(1,391)
Property and Equipment, net	$8,653	$9,445

There were no additions during the three months ended October 31, 2021. Amortization expense for the three months ended October 31, 2021 and 2020 was $792 and $45, respectively.

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

Note 4 – Stockholders’ Equity

Common Stock

The Company has 10,000,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on any matter on which action of the Company’s stockholders is sought.

Preferred Stock

The Company has 50,000,000 authorized preferred shares with a par value of $0.0001 per share. There are no issued or outstanding preferred shares as of October 31, 2021 or July 31, 2021.

On July 30, 2021, the Company granted 1.5%, or 3,890,649 shares of common stock, of all issued and outstanding shares as of that date to officers of the Company. The shares are to vest monthly over a 6-month period. The shares were valued at the market price on the date of grant of $1.30 per share. The Company recognized $2,528,923 in compensation expense during the three months ended October 31, 2021.

On November 17, 2021, one of the officers of the Company resigned his position and agreed to forfeit 0.5% of the shares granted.

Note 5 – Related Party Transactions

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of October 31, 2021 and July 31, 2021 is $112,167 and $112,167, respectively. The Company has accrued interest due to related parties of $43,097 and $38,220 as of October 31, 2021 and July, 31, 2021, respectively.

In 2018, the Company loaned $15,000 to iGrow, a related party, as part of its initial funding. On July 15, 2019, the Company converted the $15,000 note into 150,000 shares of iGrow common stock at a price of $0.10 per share. This investment is recorded on the Company’s balance sheets at cost of $15,000 as of October 31, 2021 and July 31, 2021, respectively.

During fiscal year 2021, a shareholder of the Company advanced a total of $16,306 in order to fund operations.

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

COVID-19

The coronavirus pandemic may adversely impact the Company’s operations and demand for its products and services and its ability to find new clients. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on small businesses and their ability to generate revenues which effects their ability to afford the Company’s services.

Note 7 – Notes Payable – Related Party

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during 2018 and 2017. The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of October 31, 2021 and July 31, 2021 is $112,167 and $112,167, respectively.

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

On June 29, 2021, the Company issued an unsecured promissory note in the amount of $25,000 to Balance Labs, a shareholder. The note carries an interest rate of 12% per annum and is due on the earlier of June 28, 2022 or the date on which the Company raises at least $200,000 from investors.

On July 9, 2021, the Company issued an unsecured promissory note in the amount of $25,000 to Lyons Capital LLC, a shareholder (“Lyons Capital”). The note carries an interest rate of 12% per annum and is due on the earlier of June 28, 2022, or the date on which the Company raises at least $200,000 from investors.

The Company recorded interest expense on the related party notes of $4,877 and $4,228 for the three months ended October 31, 2021 and 2020, respectively.

Note 8 – Income Taxes

On December 22, 2017, then-President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal alternative minimum tax.

The Company files its tax returns as part of Balance Labs’ consolidated tax returns. The Company has the following net deferred tax asset:

	As of October 31, 2021	As of July 31, 2021
Net operating loss carryforward	2,501,980	31,166
Valuation allowance	(2,501,980)	(31,166)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Three Months Ended October 31, 2021	For the Three Months Ended October 31, 2020

Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Change in valuation allowance	25.35%	25.35%

Income tax provision (benefit)	-	-

W Technologies, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended October 31, 2021

As of October 31, 2021, the Company had $2,501,980 of net operating loss carryovers, which will be carried forward indefinitely subject to limitations. The valuation allowance increased by approximately $2,540,046 for the three months ended October 31, 2021, and $3,622 for the three months ended October 31, 2020.

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

Note 9 – Subsequent Events

On November 18, 2021, the Company entered into a Redemption Agreement (the “Redemption Agreement”), dated as of November 18, 2021, by and among the Company and the following stockholders of the Company: Balance Labs, Lyons Capital, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (collectively, the “Redeeming Stockholders”). Pursuant to the terms of the Redemption Agreement, the Redeeming Stockholders agreed to sell, and the Company agreed to purchase, an aggregate of 163,432,468 shares of the Company’s common stock (the “Redeemed Shares”), representing 70.0% of the shares of common stock held by the Redeeming Stockholders, at a purchase price of $0.000001 per share (the “Redemption”). The Redemption closed on November 18, 2021. As a result of the Redemption, the Redeemed Shares were cancelled and returned to the status of authorized and unissued shares of common stock.

Also on November 18, 2021, following the Redemption:

(i)	Pursuant to a subscription agreement dated November 18, 2021 (the “MACA Subscription Agreement”), Mid Atlantic Capital Associates, Inc. (“MACA”) purchased 17,321,268 shares of common stock from the Company for a purchase price of $1,732 (representing a $0.0001 purchase price per share) (the “MACA Purchase”);
(ii)	Pursuant to a subscription agreement dated November 18, 2021 (the “Leone Subscription Agreement”), Leone Group, LLC (“Leone”) purchased 81,716,234 shares of common stock from the Company for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “Leone Purchase”); and
(iii)	Pursuant to a subscription agreement dated November 18, 2021 (the “ACV Subscription Agreement”), American Capital Ventures, Inc. (“ACV”) purchased 81,716,234 shares of common stock from the Company for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “ACV Purchase” and collectively with the MACA Purchase and the ACV Purchase, the “Share Purchases”).

As a result of the Redemption and the Share Purchases:

(i)	Balance Labs’ percentage ownership of the Company’s outstanding common stock decreased from 46.1% to 13.0%;
(ii)	Lyons Capital’s percentage ownership of the Company’s outstanding common stock decreased from 22.0% to 6.2%;
(iii)	MACA’s percentage ownership of the Company’s outstanding common stock increased from 3.0% to 9.0%;
(iv)	Leone’s percentage ownership of the Company’s outstanding common stock increased from 2.7% to 32.1%; and
(v)	ACV’s percentage ownership of the Company’s outstanding common stock increased from 2.7% to 32.1%.

In addition, on November 18, 2021, the Company’s Board of Directors (the “Board”) increased the size of the Board from two members to four members and named Laura Anthony and Howard Gostfrand as directors to fill the newly created vacancies, to serve in such positions until their earlier respective death, resignation or removal from office. Ms. Anthony was also appointed Chairman of the Board. Ms. Anthony is the sole owner of Leone. Mr. Gostfrand is the sole owner of ACV. At the same time, the Board also appointed (i) Mr. Gostfrand to serve as the Company’s Chief Executive Officer and Principal Financial Officer; and (ii) Ms. Anthony to serve as the Company’s President, Chairperson and Secretary. Immediately thereafter, Aleksandr Rubin and Meir Wexler resigned as members of the Board and Mr. Rubin resigned from all officer positions with the Company.

The Redemption, the Share Purchases and the officer and director changes discussed above resulted in a change in control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of W Technologies, Inc. and its subsidiary (together, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Transition Report on Form 10-KT for the transition period from January 1, 2021 to July 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements

Overview

On July 29, 2021, pursuant to the closing of a share exchange, W Technologies, Inc. (“W Technologies”) acquired Krypto Ventures, Inc., f/k/a KryptoBank Co., Inc. (“Krypto Ventures”), Krypto Ventures thereafter became a wholly owned subsidiary of W Technologies, and the business of Krypto Ventures became our business going forward.

We are a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets with a focus on assets that that promote environmental, social and governance (“ESG”) policies. We are focused on digital financial services, NFT’s and tokenization of assets which combined provide for a robust ecosystem providing our shareholders an opportunity to invest in an emerging industry with exponential growth opportunity. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

We intend to acquire companies with:

●	ESG policies and priorities,
●	proven value propositions,
●	identifiable growth opportunities or operational improvements, and
●	paths to sustainable competitive advantages.

We expect to provide strategic guidance through a network of experienced executives with operational and industry expertise, as well as financing support and other resources necessary to drive value.

On November 18, 2021, we entered into that certain Redemption Agreement (the “Redemption Agreement”), dated as of November 18, 2021, by and among W Technologies and the following stockholders of W Technologies: Balance Labs, Inc. (“Balance Labs”), Lyons Capital, LLC (“Lyons Capital”), Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (collectively, the “Redeeming Stockholders”). Pursuant to the terms of the Redemption Agreement, on November 18, 2021, the Redeeming Stockholders sold to us an aggregate of 163,432,468 shares of our common stock (the “Redeemed Shares”), representing 70% of the shares of common stock held by the Redeeming Stockholders, for a purchase price of $163 (representing a purchase price of $0.000001 per share) (the “Redemption”). The Redemption closed on November 18, 2021. As a result of the Redemption, the Redeemed Shares were cancelled and returned to the status of authorized and unissued shares of common stock.

Also on November 18, 2021, following the Redemption:

(iv)	Pursuant to a subscription agreement dated November 18, 2021 (the “MACA Subscription Agreement”), Mid Atlantic Capital Associates, Inc. (“MACA”) purchased 17,321,268 shares of common stock from us for a purchase price of $1,732 (representing a $0.0001 purchase price per share) (the “MACA Purchase”);
(v)	Pursuant to a subscription agreement dated November 18, 2021 (the “Leone Subscription Agreement”), Leone Group, LLC (“Leone”) purchased 81,716,234 shares of our common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “Leone Purchase”); and
(vi)	Pursuant to a subscription agreement dated November 18, 2021 (the “ACV Subscription Agreement”), American Capital Ventures, Inc. (“ACV”) purchased 81,716,234 shares of common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “ACV Purchase” and collectively with the MACA Purchase and the ACV Purchase, the “Share Purchases”).

As a result of the Redemption and the Share Purchases:

(vi)	Balance Labs’ percentage ownership of our outstanding common stock decreased from 46.1% to 13.0%;
(vii)	Lyons Capital’s percentage ownership of our outstanding common stock decreased from 22.0% to 6.2%;
(viii)	MACA’s percentage ownership of our outstanding common stock increased from 3.0% to 9.0%;
(ix)	Leone’s percentage ownership of our outstanding common stock increased from 2.7% to 32.1%; and
(x)	ACV’s percentage ownership of our outstanding common stock increased from 2.7% to 32.1%.

In addition, on November 18, 2021, our Board of Directors (the “Board”) increased the size of the Board from two members to four members and named Laura Anthony and Howard Gostfrand as directors to fill the newly created vacancies, to serve in such positions until their earlier respective death, resignation or removal from office. Ms. Anthony was also appointed Chairman of the Board. Ms. Anthony is the sole owner of Leone. Mr. Gostfrand is the sole owner of ACV. At the same time, the Board also appointed (i) Mr. Gostfrand to serve as our Chief Executive Officer and Principal Financial Officer; and (ii) Ms. Anthony to serve as our President, Chairperson and Secretary. Immediately thereafter, Aleksandr Rubin and Meir Wexler resigned as members of the Board and Mr. Rubin resigned from all officer positions with us.

The Redemption, the Share Purchases and the officer and director changes discussed above resulted in a change in control of W Technologies.

Plan of Operations

Over the next 12 months, we expect to require approximately $3,000,000 in operating funds to carry out our intended plan of operations. We have executed a term sheet to acquire a revenue generating company offering innovative and easy to use infrastructure and integration with third party APIs that power crypto tokenomics, NFT creators, digital wallets, crowdfunding platforms and neobanks. We plan to close on the acquisition in January 2022.

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

RESULTS OF OPERATIONS

During the three months ended October 31, 2021 and 2020, we generated no revenue. During this three month period, we have been working diligently to pursue our business plans and expect to generate revenue within the next quarter.

Operating expenses during the three months ended October 31, 2021 and 2020 were $2,559,848 and $45, respectively. The increase in expenses was due to a rise in fixed general administrative expenses.

Operating expenses during the three months ended October 31, 2021 were $2,559,848 and consisted of professional fees of $25,972, and general and administrative fees of $4,954. Operating expenses during three months ended October 31, 2020 were $45 and consisted of general and administrative fees. Expenses increased during 2021 due to higher professional fees, as well as general and administrative expenses during the three months ended October 31, 2020.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and development stage of our business.

Liquidity and Capital Resources

As of October 31, 2021, we had $23,085 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(30,093)	$(45)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	(815)
Net increase (decrease) in cash	(30,093)	(860)
Cash, beginning	53,178	1,338
Cash, ending	$23,085	$478

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, continue to experience net negative cash flows from operations. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business sector and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible infrastructure on which to promote their products and services through the Internet and blockchain technology, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect.

Effects of Coronavirus on the Company

If the current recurring outbreak of the coronavirus continues and its variations, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal governments. The continued coronavirus outbreak may also restrict our ability to raise funding when needed and may cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and as such may materially harm our Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Transition Report on Form 10-KT for the transition period from January 1, 2021 to July 31, 2021, as filed with the SEC on November 15, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2021, pursuant to the MACA Subscription Agreement, MACA purchased 17,321,268 shares of common stock from us for a purchase price of $1,732 (representing a $0.0001 purchase price per share). Also on November 18, 2021, pursuant to the Leone Subscription Agreement, Leone purchased 81,716,234 shares of our common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share). In addition, on November 18, 2021, pursuant to the ACV Subscription Agreement, ACV purchased 81,716,234 shares of common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share).

The above securities issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K promulgated under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of amendment to certificate of incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2021).

3.2	Termination of Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

10.1	Redemption Agreement dated as of November 18, 2021 by and between the registrant, Balance Labs, Inc., Lyons Capital, LLC, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC(incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)..

10.2	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.3	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Leone Group, LLC. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.4	Subscription Agreement dated as of November 18, 2021 by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W Technologies, Inc.

Date: December 15, 2021	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

