Form 10-Q
period 2022-01-31
Descrypto Holdings, Inc.
filed 2022-03-22
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 000-24520

Descrypto Holdings, Inc.

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

As of March 21, 2022, there were 24,113,137 shares of common stock, par value $0.0001, issued and outstanding.

1

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

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

DESCRYPTO HOLDINGS, Inc.

(formerly W Technologies, Inc.)

CONSOLIDATED Balance Sheets

(Unaudited)

	January 31, 2022	July 31, 2021
Assets
Current Assets:
Cash	$107,827	$53,178
Total Current Assets	107,827	53,178

Property and equipment, net	7,862	9,445

Other Assets
Investment - Related Party	15,000	15,000

Total Assets	$130,689	$77,623

Liabilities and Stockholders’ Deficit
Accounts payable	17,428	17,428
Accrued expenses – related party	64,410	$54,525
Notes payable - related party	162,167	162,167
Total Current Liabilities	244,005	234,120

Total Liabilities	$244,005	$234,120

Stockholders’ Deficit
Undesignated Preferred Stock, $0.0001 par value per share: Authorized 50,000,000 shares, 177,600 issued and outstanding as of January 31, 2022, and none as of July 31, 2021	-	-
Series A Preferred Stock, $0.0001 par value per share: Authorized 200,000 shares, 177,600 and 0 shares issued and outstanding at January 31, 2022 and July 31, 2021, respectively	18	-
Common Stock, $0.0001 par value per share: Authorized 10,000,000,000 shares, 99,610,006, issued and outstanding as of January 31, 2022, and 259,376,620 as of July 31, 2021	9,961	25,937
Additional Paid-in Capital	3,199,203	(30,993)
Stock payable	268	-
Subscription receivable	(25,000)	-
Accumulated Deficit	(3,297,766)	(151,441)
Total Stockholders’ Deficit	(113,316)	(156,497)

Total Liabilities and Stockholders’ Deficit	$130,689	$77,623

The accompanying notes are an integral part of the financial statements.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021
	(Consolidated)		(Consolidated)
Revenue	$-	$-	$-	$-

General and administrative expenses	576,795	490	3,136,602	535
Total Operating Expenses	576,795	490	3,136,602	535

Other Income and Expenses
Interest income - related party		651		1,302
Interest expense - related party	(4,845)	(2,664)	(9,723)	(6,892)
Total Other Income and Expenses	(4,845)	(2,013)	(9,723)	(5,590)

Net Loss	(581,640)	$(2,503)	$(3,146,325)	$(6,125)

Weighted average Number of Common Shares Outstanding-Basic and Diluted	238,808,190	233,474,958	249,092,405	233,474,958

Net Loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

Statements of Changes in Stockholders’ Deficit

(Unaudited)

					Additional				Total
	Preferred shares		Common shares		paid in	Stock	Stock	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	deficit	deficit
Balance July 31, 2021 (Consolidated)	-	-	259,376,620	25,937	(30,993)	-	-	$(151,441)	(156,497)

Stock based Compensation	-	-	-	-	2,528,922	-	-	-	2,528,922

Net loss	-	-	-	-	-	-	-	(2,564,685)	(2,564,685)

Balance October 31, 2021 (Consolidated)			259,376,620	25,937	2,497,929			(2,712,024)	(192,260)

Share Redemption	-	-	(163,432,468)	(16,343)	16,180	-	-	-	(163)

Shares Issued for Financing	-	-	181,266,236	18,127	124,969	(25,000)	-	-	118,095

Share Exchange	177,600	18	(177,600,382)	(17,760)	17,742	-	-	-	-

Stock-Based Compensation	-	-	-	-	542,283	-	268	-	268

Net loss	-	-	-	-	-	-	-	(581,640)	(581,640)

Balance January 31,2022 (Consolidated)	177,600	18	99,610,006	9,961	2,656,983	(25,000)	268	(2,751,006)	(113,316)
Balance July 31, 2020	-	-	233,474,958	23,347	(12,097)	-	-	(118,651)	(107,401)

Net Loss	-	-	-	-	-	-	-	(3,622)	(3,622)

Balance October 31, 2021	-	-	233,474,958	23,347	(12,097)	-	-	(122,273)	(111,023

Net Loss	-	-	-	-	-	-	-	(2,503)	(2,503)

Balance January 31, 2021	-	-	233,474,958	23,347	(12,097)	-	-	(124,776)	(113,526)

The accompanying notes are an integral part of the financial statements.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31, 2021	Six Months Ended January 31, 2021
	(Consolidated)
Cash Flows from Operating Activities
Net Loss	$(3,146,325)	$(6,125)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,583	445
Stock based compensation	3,071,573	-
Change in Operating Assets and Liabilities:
Interest Receivable from Related Party		(1,302)
Accrued expenses – related party	9,722	6,892
Net Cash Used in Operating Activities	(63,447)	(90)

Net Cash Provided by Financing Activities
Proceeds from sale of stock	118,096	-
Net Cash Provided from Financing Activities	118,096	-

Net Change in Cash	54,649	(90)
Cash at beginning of the Year	53,178	523

Cash at end of the Year	$107,827	$433

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure for non-cash investing and financing activities:
Share Exchange	$17,760	$-
Share Redemption	$163	-

The accompanying notes are an integral part of the financial statements.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

Note 1 – Business Organization and Nature of Operations

Descrypto Holdings, Inc. (the “Company”) was originally incorporated in Nevada in 1986. The Company reincorporated in Massachusetts in 1987 and reincorporated in Delaware in 1996 as IMSCO Technologies, Inc. In 2001, the Company changed its name to Global Sports and Entertainment, Inc. In 2002, the Company changed its name to GWINN, Inc. The Company changed its name to Winning Edge International, Inc. in 2006 and in 2007, the Company changed its name to W Technologies. On November 2, 2021, the Company filed with the Delaware Secretary of State a certificate of amendment to certificate of incorporation in order to change its corporate name, effective December 31, 2021, from W Technologies, Inc. to Descrypto Holdings, Inc. (the “Name Change”). The Name Change will not be effective for trading purposes, however, until it is cleared by the Financial Industry Regulatory Authority (FINRA).

On July 29, 2021, the Company entered into a share exchange agreement with KryptoBank Co. (“KryptoBank”) and its stockholders, pursuant to which the Company issued common stock representing 90% (233,474,958 shares) of the Company’s total issued and outstanding common stock in exchange for 100% interest in KryptoBank. KryptoBank was incorporated in Delaware on December 27, 2017. Pursuant to the terms of the exchange agreement, previous note holders were issued shares of common stock as settlement of the outstanding notes payable. As a result, KryptoBank became a wholly owned subsidiary of the Company and assumed net liabilities of $16,306. This transaction was accounted for as a reverse merger by which KrytoBank is deemed to be the accounting acquirer. Consequently, the assets, liabilities and historical operations are those of KryptoBank. In November 2021, KryptoBank’s name was changed to Descrypto, Inc.

Subsequently, the Company entered into that certain Redemption Agreement (the “Redemption Agreement”), dated as of November 18, 2021, by and among the Company and the following stockholders of the Company: Balance Labs, Inc. (“Balance Labs”), Lyons Capital, LLC (“Lyons Capital”), Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (collectively, the “Redeeming Stockholders”). Pursuant to the terms of the Redemption Agreement, the Redeeming Stockholders agreed to sell, and the Company agreed to purchase, an aggregate of 163,432,468 shares of the Company’s common stock, representing 70.0% of the shares of common stock held by the Redeeming Stockholders, at a purchase price of $0.000001 per share (the “Redemption”).

On November 18, 2021, pursuant to the terms of the Redemption Agreement, the Company paid an aggregate of $163 to the Redeeming Stockholders in exchange for the transfer of a total of 163,432,468 shares of common stock (the “Redeemed Shares”). As a result of the Redemption, the Redeemed Shares were cancelled and returned to the status of authorized and unissued shares of common stock.

Also on November 18, 2021, following the Redemption:

(i)	Pursuant to a subscription agreement dated November 18, 2021 (the “MACA Subscription Agreement”), MACA purchased 17,321,268 shares of Common Stock from the Company for a purchase price of $1,732 (representing a $0.0001 purchase price per share) (the “MACA Purchase”);
(ii)	Pursuant to a subscription agreement dated November 18, 2021 (the “Leone Subscription Agreement”), Leone purchased 81,716,234 shares of Common Stock from the Company for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “Leone Purchase”); and
(iii)	Pursuant to a subscription agreement dated November 18, 2021 (the “ACV Subscription Agreement”), ACV purchased 81,716,234 shares of Common Stock from the Company for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “ACV Purchase” and collectively with the MACA Purchase and the ACV Purchase, the “Share Purchases”).

In addition, on November 18, 2021, the Board of Directors (the “Board”) of the Company increased the size of the Board from two members to four members and named Laura Anthony and Howard Gostfrand as directors of the Company to fill the newly created vacancies, to serve in such positions until their earlier respective death, resignation or removal from office. Ms. Anthony was also appointed Chairman of the Board. Ms. Anthony is the sole owner of Leone. Mr. Gostfrand is the sole owner of ACV. At the same time, the Board also appointed (i) Mr. Gostfrand to serve as Chief Executive Officer and Principal Financial Officer of the Company; and (ii) Ms. Anthony to serve as President and Secretary of the Company. Immediately thereafter, Aleksandr Rubin and Meir Wexler resigned as members of the Board and Mr. Rubin resigned from all officer positions with the Company.

As a result of the Redemption and the Share Purchases:

●	Each of ACV and Leone owns 33.1% of the Company’s outstanding common stock;
●	Balance Labs owns 13.0% of the Company’s outstanding common stock;
●	MACA owns 9.0% of the Company’s outstanding common stock; and
●	Lyons Capital owns 6.2% of the Company’s outstanding common stock.

The Redemption, the Share Purchases and the officer and director changes discussed above resulted in a change in control of the Company.

We are a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets with a focus on assets that that promote environmental, social and governance (“ESG”) policies. We are focused on digital financial services, NFTs and tokenization of assets which combined provide for a robust ecosystem providing our shareholders an opportunity to invest in an emerging industry with exponential growth opportunity. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

Note 2 – Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception and used $63,447 of cash in operating activities for the six months ended January 31, 2022. The Company has an accumulated deficit of $3,297,766 and a working capital deficit of $136,179 as of January 31, 2022. The Company has relied on loans from founders to fund its operations. There is substantial doubt about the Company’s ability to continue as a going concern. The Company’s current operations cannot be sustained without additional funds. Management plans to raise additional capital within the next year ended that will sustain its operations going forward. In addition, the Company will begin an active marketing campaign to market its services. There can be no assurance that such a plan will be successful. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s unaudited consolidated financial statements and related disclosures for the six months ended January 31, 2022 and January 31, 2021, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and the financial position of the Company.

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of Descrypto Holdings, Inc. (formerly W Technologies, Inc.) and KryptoBank Co. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents. At January 31, 2022, and January 31, 2021 the Company had $107,827, and $433 in cash equivalents, respectively.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

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

Revenue Recognition

The Company accounts for its revenues under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation.

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s financial statements as of January 31, 2022, and 2021. The Company’s 2017, 2018, 2019 and 2020 tax returns are filed as part of consolidated tax returns of Balance Labs, Inc., a majority shareholder which remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

Investments

When the fair value of an investment is indeterminable, the Company accounts for its investments that are under 20% of the total equity outstanding using the cost method. For investments in which the Company holds between 20-50% equity and is non-controlling are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, the Company consolidates those entities into their financial statements herein. The Company holds one investment which it accounts for under the cost method. On November 9, 2018, the Company loaned $15,000 to iGrow Systems Inc, a related party. On October 15, 2019, the Company converted the note into 150,000 shares of iGrow Systems Inc.’s common stock at a price of $0.10 per share. This investment is recorded on our balance sheet using the cost method as of January 31, 2022 and January 31, 2021.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

Net Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the periods. As of January 31, 2022, and January 31, 2021, there were no common share equivalents outstanding, respectively.

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

Advertising, Marketing and Promotional Costs

Advertising, marketing, and promotional expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended January 31, 2022 and January 31, 2021 marketing, advertising and promotion expense was $0 and $0, respectively.

Property and equipment

Property and equipment consist of a website the Company developed in order to market its services.

Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the related assets.

Property and equipment as of January 31, 2022 and July 31, 2021 consisted of the following:

	January 31, 2022	July 31, 2021
Website	$10,836	$10,836
Less Accumulated Amortization	$(2,974)	(1,391)
Property and Equipment, net	$7,862	$9,445

There were no additions during the six months ended January 31, 2022 and 2021, respectively. Amortization expense during the six months ended January 31, 2022, and 2021 were $1,583 and $445, respectively.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

Note 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, $0.0001 par value per share. Of this amount, 48,800,000 shares of preferred stock remain undesignated.

The Company has designated an authorized 200,000 shares of the preferred stock as Series A. Each share of Series A Preferred Stock is convertible at the election of the holder at any time into 1,000 shares of common stock; has the right to vote on as converted basis (1,000 votes per share); and will receive dividends and distributions to common shareholders on an as converted basis.

During the three months ended January 31, 2022, two board members and officers of the Company exchanged 177,600,382 shares of common stock for 177,600 shares of Series A Preferred shares.

Common Stock

The Company has 10,000,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

On November 18, 2021, the Company entered into a Redemption Agreement (the “Redemption Agreement”), dated as of November 18, 2021, by and among the Company and the following stockholders of the Company: Balance Labs, Lyons Capital, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (collectively, the “Redeeming Stockholders”). Pursuant to the terms of the Redemption Agreement, the Redeeming Stockholders agreed to sell, and the Company agreed to purchase, an aggregate of 163,432,468 shares of the Company’s common stock (the “Redeemed Shares”), representing 70.0% of the shares of common stock held by the Redeeming Stockholders, at a purchase price of $0.000001 per share (the “Redemption”). The redemption closed on November 18, 2021. As a result of the redemption, the redeemed shares were cancelled and returned to the status of authorized and unissued shares of common stock. The $163 owed to the former shareholders is recorded in accrued liabilities.

During the three months ended January 31, 2022, the Company sold 181,266,236 shares of common stock for total proceeds of $143,095. $25,000 of the total proceeds from the sales of common stock was received subsequent to the period end and is recorded as a subscription receivable as of January 31, 2022.

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 1% of the outstanding common stock on that date (2,593,766 shares) to be earned over the following six-month period beginning on August 1st. In November 2021, the officer resigned his position with the Company and executed a termination agreement granting him 1,385,625 shares in place of the shares granted in the employment agreement. As the shares were issued subsequent January 31, 2022, the shares were recorded as a stock payable.

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 0.5% of the outstanding common stock on that date (1,296,883 shares) to be earned over the following six-month period beginning on August 1st. As the shares were not issued as of January 31, 2022 but were fully earned as of that date, the shares were recorded as a stock payable.

Total stock compensation expense for the six months ended January 31, 2022, and 2021 was $3,071,573 and $0, respectively.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

Note 5 – Related Party Transactions

During fiscal year 2018, the Company loaned $15,000 to iGrow Systems Inc., a related party, as part of its initial funding. On July 15, 2019, the Company converted the $15,000 note into 150,000 shares of iGrow Systems Inc.’s common stock at a price of $0.10 per share. The investment is recorded on the Company’s balance sheet using the cost method of accounting.

During the twelve months ended July 31, 2021, a shareholder of the Company advanced a total of $16,306 in order to fund operations.

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

Note 7 – Notes Payable – Related Party

The Company, as part of its initial funding, borrowed a total of $100,000 from its founders during the years ended December 31, 2018 and 2017.  The notes have a stated interest rate of 12% compounded annually and are due on demand. The balance outstanding as of July 31, 2021 and January 31, 2022 is $112,167 and $112,167, respectively.

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

During the six months ended January 31, 2022 and 2021, the Company accrued interest of $9,722 and $6,892, respectively.

DESCRYPTO HOLDINGS, INC.

(formerly W Technologies, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

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

The Company files its tax returns as part of Balance Labs’ consolidated tax returns. The Company has the following net deferred tax asset:

As of January 31, 2022, the Company had $2,751,006 of net operating loss carryovers, which will be carried forward indefinitely subject to limitations. The valuation allowance increased by approximately $34,920 for the three months ended January 31, 2022, and $2,503 for the three months ended January 31, 2021.

	As of January 31, 2022	As of January 31, 2021
Net operating loss carryforward	74,752	31,166
Valuation allowance	(74,752)	(31,166)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Three Months Ended January 31, 2022	For the Three Months Ended January 31, 2021

Expected federal statutory rate	(21)%	(21)%
State Effect on tax rate, net of federal benefit	(4.35)%	(4.35)%
Change in valuation allowance	25.35%	25.35%

Income tax provision (benefit)	-	-

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

Note 9 – Subsequent Events

In February 2022, the Company received $25,000 from an investor relieving the subscription receivable.

In February 2022, the Company redeemed 77,382,494 shares of common stock from shareholders for an aggregate purchase price of $774.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Descrypto Holdings (f/k/a W Technologies, Inc.) and its subsidiary (together, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Transition Report on Form 10-KT for the transition period from January 1, 2021 to July 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements

Overview

We are a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets with a focus on assets that that promote environmental, social and governance (“ESG”) policies. We are focused on digital financial services, NFTs and tokenization of assets which combined provide for a robust ecosystem providing our shareholders an opportunity to invest in an emerging industry with exponential growth opportunity. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

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

On November 2, 2021, we filed with the Delaware Secretary of State a certificate of amendment to certificate of incorporation in order to change our corporate name, effective December 31, 2021, from W Technologies, Inc. to Descrypto Holdings, Inc. (the “Name Change”). The Name Change will not be effective for trading purposes, however, until it is cleared by the Financial Industry Regulatory Authority (FINRA).

Recent Developments

Change of Control

On November 18, 2021, we entered into that certain Redemption Agreement (the “2021 Redemption Agreement”), dated as of November 18, 2021, by and among us and the following stockholders of Descrypto: Balance Labs, Inc. (“Balance Labs”), Lyons Capital, LLC (“Lyons Capital”), Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (“Avon Road”) (collectively, the “2021 Redeeming Stockholders”). Pursuant to the terms of the 2021 Redemption Agreement, on November 18, 2021, the 2021 Redeeming Stockholders sold to us an aggregate of 163,432,468 shares of our common stock (the “2021 Redeemed Shares”), representing 70% of the shares of common stock held by the 2021 Redeeming Stockholders, for a purchase price of $163 (representing a purchase price of $0.000001 per share) (the “2021 Redemption”). The 2021 Redemption closed on November 18, 2021. As a result of the 2021 Redemption, the 2021 Redeemed Shares were cancelled and returned to the status of authorized and unissued shares of common stock.

Also on November 18, 2021, following the 2021 Redemption:

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

As a result of the 2021 Redemption and the Share Purchases:

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

The 2021 Redemption, the Share Purchases and the officer and director changes discussed above resulted in a change in control of Descrypto.

Series A Preferred Stock

On January 10, 2022, we filed a Certificate of Designations of Preferences and Rights of Series A Preferred Stock (the “Series A Certificate”) with the Delaware Secretary of State, creating the Series A preferred stock (the “Series A Preferred”), with 200,000 shares authorized for issuance.

Each share of Series A Preferred is initially convertible into 1,000 shares of common stock at the election of the holder at any time. On any matter submitted to the holders of common stock for a vote or on which the holders of common stock have a right to vote, each share of Series A Preferred will have a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible and the Series A Preferred will vote together with the common stock as one class.

The Series A Preferred will participate in any dividends, distributions or payments to the holders of the common stock on an as-converted basis. Series A Preferred is not entitled to receive any distribution of the Company’s assets or surplus funds upon a liquidation, merger or similar event.

Share Exchange Agreement

On January 13, 2022, we entered into a Share Exchange Agreement (the “ACV Agreement”) by and between the Company and ACV. Pursuant to the terms of the ACV Agreement, the Company agreed to acquire from ACV 88,800,191 shares of common stock owned by ACV in exchange for the issuance of 88,800 shares of Series A Preferred by the Company to ACV. Such shares were issued to ACV on January 13, 2022.

Also on January 13, 2022, the Company entered into a Share Exchange Agreement (the “Leone Agreement”) by and between the Company and Leone. Pursuant to the terms of the Leone Agreement, the Company agreed to acquire from Leone 88,800,191 shares of common stock owned by Leone in exchange for the issuance of 88,800 shares of Series A Preferred by the Company to Leone. Such shares were issued to Leone on January 13, 2022.

2022 Common Stock Redemption Agreements

On February 18, 2022, we entered into certain Redemption Agreements (each, a “2022 Redemption Agreement” and collectively, the “2022 Redemption Agreements”), dated as of February 18, 2022, by and among the Company and each of the following holders of the Company’s common stock: Balance Labs, Aleksandr Rubin, Ronald Cons, Avon Road, 2018 Investor Trust, Congregation Boro Minyan, Rachel Jacobs, Jessica Beren, Aros, LLC, Lyons Capital, MACA, and J and K Ventures, LLC (collectively, the “2022 Redeeming Stockholders”). Pursuant to the terms of the 2022 Redemption Agreements, each of the 2022 Redeeming Stockholders agreed to sell, and the Company agreed to purchase, 80% of such 2022 Redeeming Stockholders’ common stock holdings at a purchase price of $0.00001 per share.

On February 18, 2022, pursuant to the terms of the 2022 Redemption Agreements, the Company paid an aggregate of $773.82 to the 2022 Redeeming Stockholders in exchange for the transfer of a total of 77,382,494 shares of common stock (the “2022 Redeemed Shares”), representing 80% of the shares of common stock held by the 2022 Redeeming Stockholders (the “2022 Redemption”). As a result of the 2022 Redemption, the 2022 Redeemed Shares were returned to the status of authorized and unissued shares of common stock.

Prior to, and after giving effect to, the 2022 Redemption, there were three greater than 5% common stockholders of the Company: Balance Labs, Lyons Capital and MACA. Following the 2022 Redemption, such stockholders’ ownership of the common stock was as follows:

Name of Stockholder	No. of Shares of Common Stock Owned Following Redemption	Percentage of Outstanding Common Stock Held Following Redemption
Balance Labs	7,175,084	30.23%
Lyons Capital	2,016,707	8.50%
MACA	5,000,000	21.06%

Pursuant to the terms of the 2022 Redemption Agreements, the 2022 Redemption Agreements will be null and void and the 2022 Redeemed Shares will be reissued to the respective 2022 Redeeming Stockholders if the Company does not raise at least $1.5 million in financing and enter into a definitive agreement for the acquisition of a blockchain based company within 12 months of February 18, 2022.

Series A Preferred Redemption Agreements

Also on February 18, 2022, we entered into certain Redemption Agreements (each, a “Series A Redemption Agreement” and together, the “Series A Redemption Agreements”), dated as of February 18, 2022, by and between the Company and each of the following holders of the Series A Preferred: ACV and Leone Group (together, the “Redeeming Series A Stockholders”). Pursuant to the terms of the Series A Redemption Agreements, each of the Redeeming Series A Stockholders agreed to sell, and the Company agreed to purchase, 80% of such Redeeming Series A Stockholders’ holdings of Series A Preferred, for a purchase price of $1.00 in total to each Redeeming Series A Stockholder.

On February 18, 2022, pursuant to the terms of the Series A Redemption Agreements, the Company paid an aggregate of $2.00 to the Redeeming Series A Stockholders in exchange for the transfer of a total of 142,080 shares of Series A Preferred (the “Redeemed Series A Shares”). As a result of the Series A Redemption, the Redeemed Series A Shares were returned to the status of authorized and unissued shares of Series A Preferred Stock.

Following the Series A Redemption, such stockholders’ ownership of the Series A Preferred was as follows:

Name of Stockholder	No. of Shares of Series A Preferred Stock Owned Following Redemption	Percentage of Outstanding Series A Preferred Stock Held Following Redemption
ACV	17,760	50.00%
Leone	17,760	50.00%

Pursuant to the terms of the Series A Redemption Agreements, the Series A Redemption Agreements will be null and void and the Redeemed Series A Shares will be reissued to the respective Redeeming Series A Stockholders if the Company does not raise at least $1.5 million in financing and enter into a definitive agreement for the acquisition of a blockchain based company within 12 months of February 18, 2022.

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

RESULTS OF OPERATIONS

During the three and six months ended January 31, 2022 and 2021, we generated no revenue. During this period, we have been working diligently to pursue our business plans and expect to generate revenue within the next quarter.

Operating expenses during the three months ended January 31, 2022 and 2021 were $576,795 and $490, respectively. The increase in expenses was due to an increase in fixed general administrative expenses. Operating expenses during the six months ended January 31, 2022 and 2021 were $3,136,602 and $535, respectively. The increase in expenses was primarily due to an increase in stock-based compensation expenses.

Operating expenses for the three months ended January 31, 2022 were $576,795 and consisted of stock-based compensation expenses of $542,651, professional fees of $30,073, and general and administrative fees of $4,051. Operating expenses for the three months ended January 31, 2021 were $490 and consisted of general and administrative fees. Expenses increased during the three months ended January 31, 2022 due to higher stock-based compensation expenses, professional fees, and general and administrative expenses during this period.

Operating expenses for the six months ended January 31, 2022 were $3,136,602 and consisted of stock-based compensation expenses of $542,651, professional fees of $30,073, and general and administrative fees of $4,051. Operating expenses for the six months ended January 31, 2021 were $535 and consisted of general and administrative fees. Expenses increased during the six months ended January 31, 2022 due to higher stock-based compensation expenses, professional fees, and general and administrative expenses during this period.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and development stage of our business.

Liquidity and Capital Resources

As of January 31, 2022, we had $107,827 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2022 and 2021:

	Six Months Ended January 31,
	2022	2021
Net cash used in operating activities	$(63,447)	$(90)
Net cash used in investing activities	-	-
Net cash provided by financing activities	118,096	(90)
Net increase (decrease) in cash	54,649	(90)
Cash, beginning	53,178	523
Cash, ending	$107,827	$433

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

We anticipate that we will incur operating losses in the next 12 months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business sector and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible infrastructure on which to promote their products and services through the Internet and blockchain technology, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 13, 2022, the Company issued 88,800 Series A Preferred shares to ACV in exchange for 88,800,191 shares of common stock. Also on January 13, 2022, the Company issued 88,800 Series A Preferred shares to Leone in exchange for 88,800,191 shares of common stock.

During the three months ended January 31, 2022, the Company sold 181,266,236 shares of common stock for total proceeds of $143,095. $25,000 of the total proceeds from the sales of common stock was received subsequent to the period end and is recorded as a subscription receivable as of January 31, 2022.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Termination of Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.1	Redemption Agreement dated as of November 18, 2021 by and between the registrant, Balance Labs, Inc., Lyons Capital, LLC, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.2	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.3	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.4	Subscription Agreement dated as of November 18, 2021 by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.5	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.6	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.7	Form of Redemption Agreement (Common Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.8	Form of Redemption Agreement (Series A Preferred Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DESCRYPTO HOLDINGS, INC.

Date: March 22, 2022	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

