Form 10-Q
period 2022-04-30
Descrypto Holdings, Inc.
filed 2022-06-14
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

(305) 351-9195

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

As of June 14, 2022, there were 38,320,006 shares of common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DESCRYPTO HOLDINGS, Inc.

CONSOLIDATED Balance Sheets

	April 30, 2022	July 31, 2021
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$607,145	$53,178
Total Current Assets	607,145	53,178

Website - net	6,861	9,445

Investment	15,000	15,000

Total Assets	$629,006	$77,623

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$34,062	$17,428
Accounts payable and accrued expenses - related party	-	54,525
Notes payable - related parties	-	162,167
Total Current Liabilities	34,062	234,120

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, preferred stock - $0.0001 par value 200,000 shares authorized, 35,520 and 0 shares issued and outstanding, respectively	4	-
Common stock - $0.0001 par value, 10,000,000,000 shares authorized 25,495,504 and 259,376,620 shares issued and outstanding, respectively	2,551	25,937
Additional paid-in capital	2,517,302	(30,993)
Stock subscription receivable	(100,000)	-
Accumulated deficit	(1,824,913)	(151,441)
Total Stockholders’ Equity (Deficit)	594,944	(156,497)
Total Liabilities and Stockholders’ Equity (Deficit)	$629,006	$77,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESCRYPTO HOLDINGS, INC.

CONSOLIDATED Statements of Operations

(UNAUDITED)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021

General and administrative expenses	(1,525,627)	10,547	1,610,975	11,082

Income (loss) from operations	1,525,627	(10,547)	(1,610,975)	(11,082)

Other income (expense)

Interest income – related parties	-	-	-	1,302
Loss on debt extinguishment - related parties	(52,094)	-	(52,094)	-
Interest expense - related party	(680)	-	(10,403)	(6,892)
Total other income (expense) - net	(52,774)	-	(62,497)	(5,590)

Net income (loss)	$1,472,853	$(10,547)	$(1,673,472)	$(16,672)

Income (loss) per share - basic	$0.04	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	38,524,949	3,955,016	180,445,872	3,955,016

Income (loss) per share - diluted	$0.04	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - diluted	74,044,949	3,955,016	180,445,872	3,955,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESCRYPTO HOLDINGS, INC.

CONSOLIDATED Statements of Changes in Stockholders’ Deficit

(UNAUDITED)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Subscription	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	(Deficit)

July 31, 2021	-	$-	259,376,620	$25,937	$(30,993)	$-	$-	$(151,441)	$(156,497)

Recognition of stock compensation	-	-	-	-	2,528,922	-	-	-	2,528,922

Net loss	-	-	-	-	-	-	-	(2,564,685)	(2,564,685)

October 31, 2021	-	-	259,376,620	25,937	2,497,929	-	-	(2,716,126)	(192,260)

Recognition of stock compensation	-	-	-	-	542,283	-	268	-	542,551

Stock issued for cash	-	-	181,266,236	18,127	125,069	(25,000)	-	-	118,196

Share exchange - related parties	177,600	18	(177,600,382)	(17,760)	17,742	-	-	-	-

Share redemptions	-	-	(163,432,468)	(16,343)	16,180	-	-	-	(163)

Net loss	-	-	-	-	-	-	-	(581,640)	(581,640)

January 31, 2022	177,600	18	99,610,006	9,961	3,199,203	(25,000)	268	(3,297,766)	(113,316)

Collection of subscription receivable	-	-	-	-	-	25,000	-	-	25,000

Share redemptions	(142,080)	(14)	(77,382,494)	(7,737)	6,977	-	-	-	(774)

Stock issued for cash	-	-	1,237,500	123	494,877	-	-	-	495,000

Stock issued for subscription receivable	-	-	250,000	25	99,975	(100,000)	-	-	-

Stock issued for services and true up of previously recognized compensation	-	-	1,645,042	165	(1,545,733)	-	(268)	-	(1,545,836)

Stock issued in conversion of notes payable and accrued interest - related parties	-	-	135,450	14	106,260	-	-	-	106,274

Forgiveness of notes payable and accrued interest - related parties	-	-	-	-	155,743	-	-	-	155,743

Net income	-	-	-	-	-	-	-	1,472,853	1,472,853

April 30, 2022	35,520	$4	25,495,504	$2,551	$2,517,302	$(100,000)	$-	$(1,824,913)	$594,944

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

July 31, 2020	233,474,958	$23,347	$(12,097)	$(118,651)	$(107,401)

Net loss	-	-	-	(3,622)	(3,622)

October 31, 2020	233,474,958	23,347	(12,097)	(122,273)	(111,023)

Net loss	-	-	-	(2,503)	(2,503)

January 31, 2021	233,474,958	23,347	(12,097)	(124,776)	(113,526)

Net loss	-	-	-	(10,547)	(10,547)

April 30, 2021	233,474,958	$23,347	$(12,097)	$(135,323)	$(124,073)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESCRYPTO HOLDINGS, INC.

consolidated Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended April 30,
	2022	2021
Operating activities
Net loss	$(1,673,472)	$(16,672)
Adjustments to reconcile net loss to net cash used in operations
Amortization	2,584	445
Stock issued for services	1,525,637	-
(Gain) loss on debt extinguishment - related parties	52,094	-
Changes in operating assets and liabilities
Increase (decrease) in
Notes receivable – related parties	-	(1,302)
Accounts payable and accrued expenses	16,634	17,006
Accounts payable and accrued expenses - related parties	(6,769)	-
Net cash used in operating activities	(83,292)	(523)

Financing activities
Stock issued for cash	613,196	-
Collection of stock subscription receivable	25,000	-
Cash paid for share common stock and preferred stock redemptions	(937)	-
Proceeds from issuance of convertible debt	-	-
Interest included in convertible note payable	-	-
Proceeds from shareholder advances	-	-
Net cash provided by financing activities	637,259	-

Net increase (decrease) in cash	553,967	(523)

Cash - beginning of period	53,178	523

Cash - end of period	$607,145	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of notes payable and accrued interest - related parties	$155,743
Stock issued in conversion of notes payable and accrued interest - related parties	$54,180	$-
Issuance of common stock for a subscription receivable	$100,000	$-
Share exchange – related parties	$17,760	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

Descrypto Holdings, Inc. and its subsidiary (“Descrypto,” “we,” “our,” “us,” or the “Company”) is a holding company focused on blockchain technology and digital assets, including the world of non-fungible tokens (NFTs) and the metaverse. Descrypto is currently focused on the sports and entertainment aspects of NFTs, including building out a creative studio and NFT platform for the development of crypto art, NFT development and digital entertainment. Descrypto also intends to provide consulting and support services related to the development of decentralized autonomous organizations (“DAOs”). Through its subsidiary, OpenLocker, Inc. (“OpenLocker”), Descrypto is connecting fans and athletes with innovative digital collectibles and through OpenStable, which is part of the OpenLocker ecosystem, Descrypto is providing the first thoroughbred racing digital collectibles to a growing next generation of fans. In general, Descrypto is focused on delivering shareholder value by acquiring and developing high-quality companies and key personnel while increasing the value and adoption of blockchain technologies worldwide.

The parent (Descrypto Holdings, Inc.) and subsidiary are organized as follows:

Company Name		Incorporation Date	State of Incorporation
Descrypto Holdings, Inc.		1996	Delaware
Descrypto, Inc.	*	2017	Delaware
Descrypto Studio, LLC		2022	Wyoming

*	Entity was acquired in a reverse merger on July 29, 2021.

See Note 6 regarding the acquisition of OpenLocker, Inc. which became a wholly owned subsidiary on May 31, 2022.

Reverse Merger

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

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2022, the Company had:

●	Net loss of $1,673,472; and
●	Net cash used in operations of $83,292.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Additionally, at April 30, 2022, the Company had:

●	Accumulated deficit of $1,824,913;
●	Stockholders’ equity of $594,944; and
●	Working capital of $573,083.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $607,145 at April 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these unaudited consolidated financial statements are issued. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities;
●	Continuing to explore and execute prospective partnering or distribution opportunities;
●	Identifying strategic acquisitions; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

During the nine months ended April 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

To date, the Company has not experienced any significant economic impact due to COVID-19.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KT (transition period from January 1, 2021 to July 31, 2021) for the period ended July 31, 2021 filed with the SEC on November 15, 2021.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single operating segment.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Fair Value of Financial Instruments

The Company accounts for financial instruments under FASB ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At April 30, 2022 and July 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At April 30, 2022 and July 31, 2021, respectively, the Company did not have any cash equivalents.

Investment

The Company owns 150,000 shares of iGrow Systems Inc. The shares are valued at cost $15,000 ($0.10/share). The investment is recorded on the Company’s balance sheet using the cost method of accounting.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Goodwill and Impairment

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the nine months ended April 30, 2022 and 2021, the Company determined there were no impairments of goodwill.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses for the three and nine months ended April 30, 2022 and 2021, respectively.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and nine months ended April 30, 2022 and 2021, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and nine months ended April 30, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of April 30, 2022 and July 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended April 30, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $0 and $0 in marketing and advertising costs during the three and nine months ended April 30, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

The Company has no issued or outstanding stock options at April 30, 2022 and July 31, 2021, respectively.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The Company effected a reverse merger and recapitalization on July 29, 2021, as a result, all share and per share amounts have been retroactively restated to the earliest period presented (for the year ended July 31, 2021).

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

For the nine months ended April 30, 2022 and 2021, the Company had potentially dilutive equity securities of 35,520,000 and 0, respectively. These securities consist solely of Series A, convertible preferred stock, which convert into 1,000 shares of common stock for each 1 share of Series A, convertible preferred stock held.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB’s ASC. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of ASUs through the date these unaudited financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

Note 3 – Property and Equipment

Property and Equipment consisted of the following:

			Estimated Useful
	April 30, 2022	July 31, 2021	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	3,975	1,391
Website - net	$6,861	$9,445

Amortization expense for the three months ended April 30, 2022 and 2021 was $792 and $0, respectively.

Amortization expense for the nine months ended April 30, 2022 and 2021 was $2,584 and $445, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Note 4 – Notes Payable – Related Parties and Debt Forgiveness

The following represents a summary of the Company’s notes payable – related parties, key terms, and outstanding balances at April 30, 2022 and July 31, 2021, respectively:

	Note Payable		Note Payable		Note Payable
Terms	Related Parties		Related Party		Related Party
Issuance date of notes	Prior to 2018		June 29, 2021		July 9, 2021
Maturity date	Due on demand		June 28, 2022	A	June 28, 2022	A
Interest rate	12%		12%		12%
Collateral	Unsecured		Unsecured		Unsecured
							Total

Principal	$112,167		$25,000		$25,000		$162,167

Balance - July 31, 2020	$112,167		$-		$-		$112,167
Proceeds from issuance of notes	-		25,000		25,000		50,000
Balance - July 31, 2021	112,167		25,000		25,000		162,167
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable			(25,000)	C	(25,000)	C	(50,000)
Balance - April 30, 2022	$-		$-		$-		$-

A Due on the earlier of June 28, 2022, or the date which the Company raises at least $200,000 from investors.

B These notes were forgiven by the debt holders in February 2022. Total principal and accrued interest totalled $155,743. Since these transactions occurred with related parties, gain on debt forgiveness was recorded as an increase to additional paid-in capital. See Note 5.

C The Company issued 135,450 shares of common stock, having a fair value of $106,274, to settle the outstanding principal and related accrued interest of $54,180 on these notes payable - related parties, resulting in a loss on debt extinguishment of $52,094. See Note 5.

Note 5 – Stockholders’ Equity (Deficit)

At April 30, 2022, the Company had two (2) classes of stock:

Class A Common Stock

-	10,000,000,000 shares authorized
-	Par value - $0.0001
-	Voting at 1 vote per share

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Series A Preferred Stock

-	200,000 shares authorized
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Nine Months Ended April 30, 2022

Stock Issued for Cash

The Company issued 182,503,736 shares of common stock for $638,196 ($0.0001 – $0.40/share).

Stock Issued for a Subscription Receivable

The Company issued 250,000 shares of common stock for $100,000 ($0.40/share). The Company collected the cash in May 2022.

Stock Issued for Services

Year Ended July 31, 2021

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 1% of the outstanding common stock on that date (2,593,766 shares) to be earned over the following six-month period beginning on August 1, 2021. In November 2021, the officer resigned his position with the Company and executed a termination agreement granting him 1,385,625 shares in place of the shares granted in the employment agreement.

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 0.5% of the outstanding common stock on that date (1,296,883 shares) to be earned over the following six-month period beginning on August 1, 2021. These shares were fully earned as of January 31, 2022 and recorded as a stock payable.

Three Months Ended April 30, 2022

During the three months ended April 30, 2022, the Company issued 1,645,042 shares of common stock for services rendered in settling the above stock grants to the former officers having a fair value of $1,525,637 based upon the quoted closing trading price on the modified grant dates.

In order to reflect the proper compensation related to these arrangements, the Company adjusted general and administrative expense by $1,545,936 to reflect the total fair value of the shares issued.

Stock Issued in Conversion of Notes Payable and Accrued Interest – Related Parties

The Company issued 135,450 shares of common stock, having a fair value of $106,274 ($0.70 - $0.87/share), based upon the quoted closing trading price, in connection with the conversion of notes payable and related accrued interest totaling $54,180, resulting in a loss on debt extinguishment of 52,094. See Note 4.

Forgiveness of Notes Payable and Accrued Interest – Related Parties

Certain debt holders forgave notes payable and related accrued interest totaling $155,743 (principal of $112,167 and accrued interest of $43,576). The Company recorded an increase to additional paid in capital related to the debt forgiveness.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Common Stock Share Redemptions

The Company agreed to repurchase common stock from certain shareholders. The Company redeemed 240,814,962 shares ranging from $0.0001 - $0.000001/share for a net amount of $935. The shares were cancelled and are available for future issuances.

Preferred Stock Share Redemptions

The Company agreed to repurchase common stock from certain shareholders. The Company redeemed 142,080 shares at $0.0001/share for a net amount of $2. The shares were cancelled and are available for future issuances.

Share Exchange Agreement – Related Parties

In January 2022, the Company issued 88,800 shares of Series A preferred stock to ACV in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share).

In January 2022, the Company issued 88,800 shares of Series A preferred stock to Leone in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share).

Note 6 – Subsequent Events

Subsequent to April 30, 2022, the Company had the following transactions:

Stock Issued for Cash

The Company issued 162,500 shares of common stock for $65,000 ($0.40/share).

Stock Issued for Services

The Company issued 162,000 shares of common stock for services rendered, having a fair value of $140,940 ($0.87/share), based upon the quoted closing trading price.

Acquisitions and Pro Forma Financial Information

OpenLocker, Inc. (“OL”)

On May 31, 2022, the Company closed a share exchange agreement with OL and issued 12,500,000 shares of common stock, having a fair value of $8,125,000 ($0.65/share), based upon the quoted closing trading price, on the acquisition date, to purchase 100% of OL’s, outstanding stock in a transaction treated as a business combination.

The Company is in the process of assessing the fair value of the net assets acquired and, as a result, the fair value of the net assets acquired may be subject to adjustments pending completion of final valuations and post-closing adjustments.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

In connection with the acquisition of OL, the Company has agreed to the following pursuant to the share exchange agreement:

In addition, the Company agreed to the following pursuant to the terms of the Share Exchange Agreement:

1.	Following the Closing, the Company reserved 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, on terms to be determined by the Company’s Board of Directors (the “Board”);
2.	At the Closing, the Company contributed $300,000 to the operations of OpenLocker, which funds will generally be used for working capital uses and for the payment of OpenLocker payables and costs and expenses incurred by OpenLocker in connection with the Exchange and related transactions, and not for executive salaries, cash bonuses, etc.;
3.	Following the Closing and prior to September 1, 2022, the Company will fund at least an additional $250,000 to the operations of OpenLocker, which will generally be used for working capital uses and not for executive salaries, cash bonuses, etc.;
4.	At the Closing, Mr. Klatsky was named as a member of the Board; and
5.	At the Closing, American Capital Ventures, Inc. (“ACV”), Leone Capital Group LLC (“Leone”) and Mr. Klatsky entered into a voting agreement pursuant to which, subject to the terms and conditions therein, Leone and ACV agreed to vote for Mr. Klatsky as a director of the Company.

Both ACV and Leone are significant stockholders of the Company. Howard Gostfrand, the Company’s Chief Executive Officer, Principal Financial Officer and a member of the Board, is the sole owner of ACV. Laura Anthony, the Company’s President and a member of the Board, is the sole owner of Leone.

OpenLocker became one of the core businesses of the Company following the Closing. OpenLocker is a leading innovator in utilizing blockchain technology to provide digital ownership of NFTs for college athletes and thoroughbred racing stars.

The Share Exchange Agreement includes customary representations, warranties, and covenants by the respective parties and closing conditions, including that all SAFEs shall have been converted or exercised. Consummation of the transactions contemplated under the Share Exchange Agreement is not subject to a financing condition.

See the Current Report on Form 8-K filed with the SEC by the Company on June 6, 2022 for a complete discussion of the transaction.

The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Common stock (12,500,000 shares of common stock ($0.65/share))	$8,125,000

Fair value of consideration transferred	8,125,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	35,725
Total assets acquired	35,725

Accounts payable and accrued expenses	91,151
SAFE Notes	175,000
Total liabilities assumed	266,151

Total identifiable net liabilities	(230,426)

Goodwill	$8,355,426

In connection with the purchase of OL, there were no additional transaction costs incurred.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

(UNAUDITED)

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if the transaction had occurred on August 1, 2021 and 2020, respectively. However, OL was incorporated in August 2021, therefore there were no pro forma operations for OL for the year ended July 31, 2021.

For purposes of presenting the pro forma information for the year ended July 31, 2021, the data consists solely of the Company, while giving effect to the issuance of the 12,500,000 shares of common stock as if this occurred on August 1, 2021.

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

	Nine Months Ended	Year Ended
	April 30, 2022	July 31, 2021

Revenues	$23,162	$-

Net loss	$(1,935,104)	$(121,231)

Loss per share - basic	$(0.01)	$(0.00)

Loss per share - diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic	192,945,872	271,876,620

Weighted average number of shares - diluted	192,945,872	271,876,620

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Descrypto Holdings, Inc. (f/k/a W Technologies, Inc.) and its subsidiary (together, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Transition Report on Form 10-KT for the transition period from January 1, 2021 to July 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements

Overview

Descrypto Holdings, Inc. (“Descrypto,” “we,” “our,” “us,” or the “Company”) is a holding company focused on blockchain technology and digital assets, including the world of non-fungible tokens (NFTs) and the metaverse. Descrypto is currently focused on the sports and entertainment aspects of NFTs, including building out a creative studio and NFT platform for the development of crypto art, NFT development and digital entertainment. Descrypto also intends to provide consulting and support services related to the development of decentralized autonomous organizations (“DAOs”). Through its subsidiary, OpenLocker, Inc. (“OpenLocker”), Descrypto is connecting fans and athletes with innovative digital collectibles and through OpenStable, which is part of the OpenLocker ecosystem, Descrypto is providing the first thoroughbred racing digital collectibles to a growing next generation of fans. In general, Descrypto is focused on delivering shareholder value by acquiring and developing high-quality companies and key personnel while increasing the value and adoption of blockchain technologies worldwide.

Recent Developments

OpenLocker Share Exchange

On May 23, 2022, Descrypto entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) OpenLocker; (ii) all of the stockholders of OpenLocker (together with the Additional Stockholders, as defined in the Share Exchange Agreement, referred to herein as the “OpenLocker Stockholders”); and (iii) Brian Klatsky, as the representative of the OpenLocker Stockholders (the “Stockholders’ Representative”). The Additional Stockholders were holders of certain simple agreements for future equity (“SAFEs”) which had been issued by OpenLocker, which SAFEs were converted into shares of OpenLocker stock prior to the closing of the transactions in the Share Exchange Agreement, and who signed a joinder to the Share Exchange Agreement at the time of such conversion.

The closing of the Share Exchange Agreement occurred on May 31, 2022 (the “Closing”). At the Closing, the Company acquired all of the issued and outstanding shares of common stock of OpenLocker, consisting of 7,957,500 shares of common stock, from the OpenLocker Stockholders in exchange for the issuance to the OpenLocker Stockholders of 12,500,000 shares of the Company’s common stock (“Exchanged Shares”). At the Closing, the Exchanged Shares were issued to the OpenLocker Stockholders pro rata based on the number of shares of OpenLocker stock held by each OpenLocker Stockholder.

As a result of the Closing of the Share Exchange Agreement, OpenLocker became a wholly owned subsidiary of the Company.

In addition, at the Closing, and effective as of the same day:

(i)	The Company agreed to reserve 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, as to be determined by the Board of Directors of the Company (the “Board”);
(ii)	The Company agreed to contribute the sum of $300,000 to the operations of OpenLocker, which funds will generally be used for working capital uses and for the payment of OpenLocker payables and costs and expenses incurred by OpenLocker in connection with the Share Exchange Agreement and related transactions, and not for executive salaries, cash bonuses, etc.;
(iii)	The Board was expanded to be comprised of three persons and Brian Klatsky was appointed as a director; and
(iv)	American Capital Ventures, Inc. (“ACV”), Leone Group LLC (“Leone”) and Mr. Klatsky entered into a voting agreement pursuant to which Leone and ACV agreed to vote their shares to provide that the Board will be comprised of at least three persons, and to vote for Mr. Klatsky as a director of the Company, in each case for a period of three years.

Following the Closing, on June 2, 2022, Howard Gostfrand, Laura Anthony (who are each Directors of the Company), and Mr. Klatsky entered into a similar voting agreement to the voting agreement referenced above, wherein Mr. Klatsky also agreed to vote his shares to provide that the Board will be comprised of at least three persons, and to vote for each of Mr. Gostfrand and Ms. Anthony as directors of the Company for a period of three years from the date of the agreement .

In addition, pursuant to the terms of the Share Exchange Agreement, the Company agreed to fund OpenLocker’s operations with an additional sum of $250,000 (bringing the total amount to fund operations to $550,000) as and when agreed to by the Company and the Stockholders’ Representative but prior to September 1, 2022. The additional funds will also be used toward working capital of OpenLocker and not for executive salaries or cash bonuses.

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
(v)	Pursuant to a subscription agreement dated November 18, 2021 (the “Leone Subscription Agreement”), Leone purchased 81,716,234 shares of our common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “Leone Purchase”); and
(vi)	Pursuant to a subscription agreement dated November 18, 2021 (the “ACV Subscription Agreement”), ACV purchased 81,716,234 shares of common stock from us for a purchase price of $8,172 (representing a $0.0001 purchase price per share) (the “ACV Purchase” and collectively with the MACA Purchase and the ACV Purchase, the “Share Purchases”).

As a result of the 2021 Redemption and the Share Purchases:

(vi)	Balance Labs’ percentage ownership of our outstanding common stock decreased from 46.1% to 13.0%;
(vii)	Lyons Capital’s percentage ownership of our outstanding common stock decreased from 22.0% to 6.2%;
(viii)	MACA’s percentage ownership of our outstanding common stock increased from 3.0% to 9.0%;
(ix)	Leone’s percentage ownership of our outstanding common stock increased from 2.7% to 32.1%; and
(x)	ACV’s percentage ownership of our outstanding common stock increased from 2.7% to 32.1%.

In addition, on November 18, 2021, our Board increased the size of the Board from two members to four members and named Laura Anthony and Howard Gostfrand as directors to fill the newly created vacancies, to serve in such positions until their earlier respective death, resignation or removal from office. Ms. Anthony was also appointed Chairman of the Board. Ms. Anthony is the sole owner of Leone. Mr. Gostfrand is the sole owner of ACV. At the same time, the Board also appointed (i) Mr. Gostfrand to serve as our Chief Executive Officer and Principal Financial Officer; and (ii) Ms. Anthony to serve as our President, Chairperson and Secretary. Immediately thereafter, Aleksandr Rubin and Meir Wexler resigned as members of the Board and Mr. Rubin resigned from all officer positions with us.

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

ACV and Leone Share Exchange Agreements

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

Pursuant to the terms of the Series A Redemption Agreements, the Series A Redemption Agreements will be null and void and the Redeemed Series A Shares will be reissued to the respective Redeeming Series A Stockholders if the Company does not raise at least $1.5 million in financing and enter into a definitive agreement for the acquisition of a blockchain based company within 12 months of February 18, 2022. The Company acquired OL on May 31, 2022.

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

RESULTS OF OPERATIONS

Revenue

During the three and nine months ended April 30, 2022 and 2021, we generated no revenue. During this period, we have been working diligently to pursue our business plans and expect to generate revenue within the next quarter, primarily due to our acquisition of OL.

Operating (Income) Expense

Operating (income) expenses during the three months ended April 30, 2022 and 2021 were $(1,525,627) and $10,547, respectively. The decrease in expenses was primarily due to an adjustment to general and administrative expenses of $1,545,936 to reflect the total fair value of shares issued to former officers.

Operating expenses during the nine months ended April 30, 2022 and 2021 were $1,610,975 and $11,082, respectively. The increase in expenses was primarily due to stock issued for services, and a loss on debt extinguishment – related parties.

Net Income (Loss)

For the three months ended April 30, 2022 and 2021, we had net income (loss) of $1,472,853 and $(10,547), respectively. The decrease in net loss was primarily due to an adjustment to general and administrative expenses of $1,545,936 to reflect the total fair value of shares issued to former officers.

For the nine months ended April 30, 2022 and 2021, we had a net loss of $1,673,472 and $16,672. The increase in net loss was primarily due to stock issued for services, and a loss on debt extinguishment – related parties.

Other Income (Expense) - Net

Other income and loss for the three months ended April 30, 2022 and 2021 was $52,774 and $0, respectively. For 2022, other expenses consisted of loss on debt extinguishment – related parties of $52,094 and interest expense related party of $680.

Other income and loss for the nine months ended April 30, 2022 and 2021 was $62,497 and $5,590, respectively. For 2022, other expenses consisted of loss on debt extinguishment – related parties of $52,094 and interest expense related party of $10,403. For 2021, other expenses - net consisted of interest income – related parties of $1,302 and interest expense related party of $6,892.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and early stage of our business operations.

Liquidity and Capital Resources

As of April 30, 2022, we had $607,145 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2022 and 2021:

	Nine Months Ended April 30,
	2022	2021
Net cash used in operating activities	$(83,292)	$(523)
Net cash used in investing activities	-	-
Net cash provided by financing activities	637,259	-
Net increase (decrease) in cash	553,967	(523)
Cash, beginning	53,178	523
Cash, ending	$607,145	$-

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

Critical Accounting Policies and Estimates

Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended April 30, 2022, the Company had:

●	Net loss of $1,673,472; and
●	Net cash used in operations of $83,292

Additionally, at April 30, 2022, the Company had:

●	Accumulated deficit of $1,824,913
●	Stockholders’ equity of $594,944; and
●	Working capital of $573,083

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $607,145 at April 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,
●	Continuing to explore and execute prospective partnering or distribution opportunities;
●	Identifying strategic acquisitions; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

During the nine months ended April 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of April 30, 2022 and July 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended April 30, 2022 and 2021, respectively.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The Company effected a reverse merger and recapitalization on July 29, 2021, as a result, all share and per share amounts have been retroactively restated to the earliest period presented (for the year ended July 31, 2021).

For the nine months ended April 30, 2022 and 2021, the Company had potentially dilutive equity securities of 35,520,000 and 0, respectively. These securities consist solely of Series A, convertible preferred stock, which convert into 1,000 shares of common stock for each 1 share of Series A, convertible preferred stock held.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended April 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 22, 2022 and May 5, 2022, the Company issued an aggregate of 1,481,867 shares of restricted common stock. Of this amount, the Company (i) sold an aggregate of 1,222,450 shares of restricted common stock to 11 accredited investors at a purchase price of $0.40 per share, for a total purchase price of $488,980, and (ii) issued 259,417 shares of restricted common stock to a former officer and director of the Company, as compensation for prior services.

In addition, on May 31, 2022, the Company issued an aggregate of 12,500,000 shares of common stock in exchange for 7,957,500 shares of OpenLocker common stock.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Redemption Agreement (Common Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.2	Form of Redemption Agreement (Series A Preferred Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.3	Share Exchange Agreement, dated as of May 23, 2022, by and among Descrypto Holdings, Inc., OpenLocker Inc., the stockholders of OpenLocker Inc. party thereto and Brian Klatsky as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DESCRYPTO HOLDINGS, INC.

Date: June 14, 2022	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

