Form 10-K
period 2022-07-31
Descrypto Holdings, Inc.
filed 2022-10-31
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission file number: 000-24520

DESCRYPTO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

625 N. Flagler Drive, Suite 600 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (305) 351-9195

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

As of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on January 31, 2022 as reported by OTC Markets Group, Inc. ($1.00), was approximately $28,526,051.

As of October 31, 2022, there were 38,637,506 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Specifically, forward-looking statements may include statements relating to:

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

Business of OpenLocker

Established on August 25, 2021, OpenLocker is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes using non-fungible tokens (NFTs) to create more immersive experiences for fans. The OpenLocker platform is designed to offer a seamless experience for users who have no prior experience buying or trading digital tokens. Utilizing the Flow blockchain, a fast, scalable and reliable blockchain, OpenLocker is able to use less energy than some other blockchains including Ethereum.

OpenLocker connects the digital and the physical worlds by offering real world utility and a physical token of ownership to fans who purchase a digital collectible on its Web3 platform. The limited-edition Platinum Cards are wallet-sized, metal collectible cards that are hand-signed by the athlete and feature the digital art on one side and QR code on the back which directs to the digital viewer. The digital and physical collectibles will grant access to VIP experiences and enable fans to receive rewards from local, regional and national retailers.

The fan communities in development will feature unique branding and strategic marketing campaigns to bolster fan awareness without the use of university-licensed marks. For instance, the Radford University fan community has been dubbed the Rowdy Redz to pay homage to the school’s rich history while incorporating a fun and edgy feel. OpenLocker collects feedback from student-athletes and die-hard fans to create the collectibles, experiences and utility that will resonate with each fan base.

The OpenLocker mission is to empower athletes to monetize their fan engagement with innovative digital collectibles and to create meaningful experiences for fans by using OpenLocker’s technology to build communities. Each digital token is authenticated on the blockchain with a unique serial number which is assigned to the buyer upon purchase. The selection and pricing of each collection is determined by such factors as the size of the target audience, the athlete’s popularity, and associated utility and goals set forth by the community manager. To further engage super fans and boosters, as well as increase athlete’s earning potential, a one-of-one NFT may also be offered for sale by auction and includes autographed gear/ memorabilia and personalized experiences (meet-and-greet or customized activity) with the athlete, arranged by OpenLocker with the athlete’s input and approval.

The Bone Yard Huskyz Club (BYHC) was created by OpenLocker in January 2022 for the University of Connecticut using the Name, Image and Likeness (NIL) of all 14 eligible members of the men’s basketball team as a proof of concept. The OpenLocker creative team designed a BYHC logo and Huskyz avatar (a takeoff on the university’s Huskies mascot) in the likeness of each of the athletes which were used for branding and promotional purposes. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the NFT release date, which was strategically timed around the basketball team’s season schedule. OpenLocker’s comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followers and promote sales of their own NFTs by word-of-mouth.

A majority of the revenue from the BYHC project was generated on the first day of sales of the NFTs. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 NFTs sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and quick response (QR) code that directs to the NFT viewer on the back. Another stream of revenue was generated in March 2022 as the University of Connecticut basketball team wrapped up their regular season and played post-season tournaments.

OpenLocker’s plan is to take the exclusive fan club model (Bone Yard Huskyz Club), originally created for the University of Connecticut, to other universities in partnership with independent groups working to provide college athletes with NIL opportunities. Since the National Collegiate Athletic Association (NCAA) changed its policy to allow college athletes to benefit from their NIL, alumni and boosters are eager to raise funds in a way that meets NCAA, state and university compliance requirements. OpenLocker anticipates expanding to four to six more colleges in the third quarter of 2022 (prior to the start of the fall football season) and another four to six colleges in the fourth quarter of 2022 (to coincide with basketball pre-season).

OpenLocker’s current revenue model includes (i) profit sharing of primary sales on the OpenLocker platform with partners and athletes, (ii) collecting transaction fees from transactions on OpenLocker’s trading portal, as well as (iii) service fees for additional creative design work, development and product fulfillment services.

OpenLocker has also negotiated deals with several professional lacrosse players to release an NFT collection leading into the 2022 Premier Lacrosse League season. OpenLocker plans to open an online portal for individual athletes to create and sell their own NFT collections and physical collectibles by the third quarter of 2022. While OpenLocker currently does not have licensing agreements with any professional sports leagues, teams or institutions, OpenLocker anticipates finalizing one or more such deals by the end of 2022 and into 2023. However, there can be no assurance that the foregoing can occur as planned, or at all. OpenLocker believes that licensing the NIL of athletes directly with each athlete allows OpenLocker to retain more revenue, while giving the athlete a larger percentage of the profit, which is an important differentiating factor for OpenLocker in the sports NFT space.

Moreover, OpenLocker has been in discussions with athletes outside of the college sports arena, including related to golf and race car driving and foresees opportunities in NASCAR, Ultimate Fighting Championship, and beyond.

OpenLocker launched the OpenStable marketplace in April 2022 to engage the next generation of thoroughbred racing enthusiasts. Through its relationships with owners, trainers and influencers in the racing industry, OpenStable aims to be able to give fans access to exclusive information, real life experiences, and memorabilia so that they may engage in a truly immersive journey covering a racehorse’s career.

The launch strategy for the OpenStable marketplace involved reaching the largest audience of racing fans (both casual and committed) by creating a collection of NFTs featuring the leading contenders in the Kentucky Derby and Kentucky Oaks, as well as scheduling their release on the weekend prior to each of those two prominent races. Per a Memorandum of Understanding (the “MOU”) dated April 15, 2022, OpenLocker and Horse Races Now established terms for a marketing collaboration, whereby Horse Races Now agreed to drive traffic from its app and e-mail marketing campaigns targeted at its existing user base of racing fans, in exchange for OpenLocker paying Horse Races Now 12.5% of its retained revenues (after transaction fees) generated from sales of all NFT collections, on OpenStable.

The MOU has provided OpenLocker with access to the Horse Races Now’s (horseracesnow.com) database of 600,000 users and placement in the app. OpenLocker also executed a weeklong digital promotion in the Daily Racing Form and conducted media interviews, as well as social media campaigns. While the racing season was at its height, OpenLocker benefited from significant traffic to its website and generated some sales of gear, including apparel, hats, pins, and other items featuring each racehorse’s unique brand (also featuring the OpenStable logo). Additional NFT releases are expected to be made over the course of summer 2022, in connection with various racehorses.

Finally, the user-friendly interface that OpenLocker created for college sports fans and emphasis on fan community building is an important differentiator for OpenStable as it seeks to position itself as the next-generation marketing solution within the thoroughbred racing space. As the average fan is currently over 50 years old and likely unfamiliar with blockchain technology, simplifying NFTs is vital for piquing their interest. Offering ownership of digital tokens along with rewards and experiences, both in the virtual and physical realms, also makes OpenStable products attractive to a younger audience with a goal to develop a next generation younger fan engagement around the thoroughbred racing sport.

OpenLocker believes that it has found a unique and attractive market for the application of NFTs by focusing on the college athlete market. For example, pursuant to a Statista survey published on April 8, 2022, in a survey conducted in March 2022, 11 percent of respondents stated that they were avid fans of NCAA men’s college basketball in the United States, whereas 26 percent of respondents stated they were casual fans. The NCAA men’s basketball is the college level of basketball played in the United States and is seen as the final step up before the NBA.

OpenLocker Proprietary Marketplace & Platform

OpenLocker has designed an NFT platform for sports fans with no prior experience with cryptocurrency or digital wallets. The primary marketplace accepts both fiat and cryptocurrency with a variety of payment method options. By operating on the Flow blockchain, OpenLocker is energy-efficient and therefore does not charge minting or gas fees. The platform also supports token-gated access to exclusive information, virtual experiences and gear shops.

To further enhance customer adoption of the technology, OpenLocker provides online documentation and promptly responds to inquiries submitted via email and social media 7 days a week. A step-by-step instruction guide on how to set up a Blocto wallet and claim an NFT after purchase is available on openlocker.io. OpenLocker also publishes information for sports fans about the benefits of NFT ownership and how to navigate the OpenLocker platform.

OpenLocker offers a secondary marketplace for peer-to-peer transactions of only those NFTs that it mints. By creating its own ecosystem for fans to buy, sell and trade NFTs, OpenLocker is able to offer rewards and incentives for fan engagement. A 7.5% fee is collected by OpenLocker, which covers the cost of the blockchain transaction and development while also enabling OpenLocker to pay athletes an additional royalty on residual sales.

Customers

To date OpenLocker’s customers primarily include existing team, athlete, and horse fans such as students, alumni, parents and friends of the athletes as well as new fans that wish to support community engagement. As the NIL market grows and expands, potential customers include any person interested in purchasing an NFT and exploring the burgeoning Web3 environment.

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

2021 was a significant year for digital assets and as the market continues to develop, the world’s financial institutions, policymakers, and investors are watching carefully. Whatever the future holds for digital assets, we believe that we will be the digital asset investment platform that many investors are looking for.

OpenLocker Industry Overview and Market Opportunity

Deloitte Global predicts that NFTs for sports media will generate more than $2 billion in transactions in 2022, approximately double the figure for 2021. By the end of 2022, it is expected that 4 to 5 million sports fans globally will have purchased or been gifted an NFT sports collectible. Interest in sports NFTs is likely to be spurred by activity in the wider NFT market, including that for digital art. In fact, the top five most valuable sales of sports NFTs generated over $100 million by August 2021, and sales figures for the top five most valuable sales are predicted to grow by the end of 2022.

NFTs and NFT marketplaces specifically devoted to college athletes have played an increasingly important role in the rising popularity of digital tokens among sports fans. Our business model has been enabled by the recent change in NCAA policy, effective July 1, 2021, which now allows college athletes to profit from their NIL. A majority of the general public and close to three quarters of college sports fans believe that athletes should be compensated for their NIL, with stronger support among those between the ages of 18 and 34. The younger demographic are also interested in the digital tools enabled by blockchain technology, as well as being part of an exclusive like-minded community. Millennials use social media to connect with peers and others around them; therefore, they are more likely to desire ownership of digital art that they can display online and use as a profile picture.

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

OpenLocker Principal Products and Services

OpenLocker aims to provide a comprehensive suite of NFT products and services, adopting a hybrid flexible model creating products both licensed and non-licensed with colleges, professional sports teams, leagues, brands, etc.

●	Non-Fungible Tokens

OpenLocker creates and sells non-fungible tokens with a license to use an athlete’s NIL. NFTs for each individual athlete are minted on the Flow blockchain in limited edition series to create verifiable digital scarcity and store metadata of value to collectors. Each digital token also includes other benefits such as access to exclusive information, collectibles, memorabilia and experiences.

OpenLocker also plans to pursue partnerships and licensing opportunities with universities, amateur and professional sports organizations, as well as brands.

●	Autographed Physical Collectibles (Authenticated Physical Tokens)

Each NFT which OpenLocker sells comes with a Platinum Card autographed by the athlete. This metal, wallet-sized card has the digital art print sublimated on one side and a QR code printed on the other side which directs to the NFT viewer. The serial number is laser engraved on the card and there is space reserved for the athlete to hand-sign. The physical collectible connects the digital asset to the physical world for fans new to the technology and provides a canvas for the athlete’s authentic signature to be delivered to customers.

●	Gear

OpenLocker also sells exclusive gear, including t-shirts, sweatshirts, hats and pins, in its token-gated gear shops for NFT holders.

●	OpenLocker NFT Marketplace

The OpenLocker NFT Marketplace provides a user-friendly shopping experience for sports fans to purchase NFTs of their favorite athletes using fiat or cryptocurrency. To reduce friction and expedite the checkout process, first-time customers connect their non-custodial digital wallet (Blocto) to the OpenLocker NFT viewer after purchase. Once connected, the customer can then “claim” the NFT purchased to his/her wallet and gain access to utility and rewards program.

●	OpenLocker NFT Trading Portal

The OpenLocker Trading Portal allows peer-to-peer transactions on the Flow blockchain. NFT holders can list their tokens for sale in USD with FUSD, a USD-backed stablecoin, issued as the fungible token for transactions. To purchase an NFT, customers can easily purchase FUSD through the Blocto wallet app in just a few clicks.

●	Sports Branding Services

OpenLocker also provides branding services for individual athletes, university collectives, horse owners/trainers, and other entities interested in creating a distinctive identity, building their fan base, and maximizing revenue. From logo creation and styling to social media messaging and activation campaigns, OpenLocker’s team can provide enhanced support to collaborating colleges and athletes.

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

Competition—OpenLocker

There are several companies that have launched NFT marketplaces featuring college athletes and sports and entertainment in general. Several of those companies are backed by celebrities, venture capital funds and other larger funding sources. In addition, numerous others create digital art for minting and list tokens for sale on OpenSea. OpenSea is the largest NFT marketplace which allows users to both buy and sell NFTs minted on the Ethereum and Polygon blockchains and supports numerous digital wallets. To date, however, there are very few sports focused marketplaces.

The following advantages set OpenLocker apart from its competitors:

●	Tactical Objective

OpenLocker’s user-friendly platform empowers athletes to monetize their fan engagement with innovative digital collectibles. In addition to designing and minting NFTs with the athlete’s NIL, OpenLocker also invests in helping athletes build their “digital currency” with branding support services and integrated marketing strategies. OpenLocker facilitates the distribution of autographed collectibles, gear and any memorabilia that athletes wish to deliver to fans, along with experiences or appearances agreed to by the athlete.

Even in the digital age, the value of an authentic autographed or game-worn jersey is significant for sports fans of all ages. OpenLocker also offers a physical, hand-signed platinum card with the purchase of an NFT on its platform. This metal wallet-sized card is intended to mimic the look and feel of an American Express Black Card so that the fan can feel like a member of an exclusive club.

The release of each NFT collection is designed to target an athlete’s, group of athletes’ or team’s fan base and community. A combination of organic and paid social media campaigns, public relations, advertising and campus activation strategies are used to drive sales. Scheduling drops around peak interest and special events is also critical to maximize the impact of sales and marketing efforts, the most effective times being just prior to the start of a season.

●	Proprietary Solutions

While digital collectibles and Web3 applications are gaining attention and wider use among mainstream brands, OpenLocker strives to remove obstacles to the adoption of blockchain technology. The OpenLocker development team has designed its proprietary NFT platform to be user-friendly, accepting credit and debit cards.

In addition to a searchable NFT marketplace, the OpenLocker and OpenStable platforms support community engagement features such as a token-gated information portal and gear shops. The creative design team and project manager also collaborate on the development of social media and additional digital domains for community building initiatives.

●	College Network

The OpenLocker Business Development team leverages its relationships with college coaches and athletic departments to explore potential partnerships, school licensing opportunities and gain direct access to athletes. OpenLocker is in negotiations with several university-specific collectives established to help college athletes sign NIL deals.

●	Holistic Product Offering

The OpenLocker platform differentiates itself from other NFT platforms by being a one-stop shop for sports fans to purchase both digital and physical collectibles, as well as gear and memorabilia. The varied product offering is particularly attractive to fans who are not familiar with NFTs, less technologically savvy and more inclined to purchase gear and memorabilia.

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

Government Regulation—OpenLocker

We are subject to an extensive and highly-evolving regulatory landscape, and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition. We are also subject to governmental regulations routinely imposed on corporate and/or publicly traded businesses.

Blockchain and digital assets are increasingly becoming subject to governmental regulation, both in the U.S. and internationally. The technology underlying blockchain technology is affected by a number of industry-wide challenges and risks relating to consumer acceptance of blockchain technology, including but not limited to government and quasi-government regulation of NFTs and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems, the maintenance and development of the open-source software protocol of blockchain networks, changes in consumer demographics and public tastes and preferences, the extent to which current interest in NFTs represents a speculative “bubble”.

Digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators have each been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets. Particular focus has been given on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises, as well as the safety and soundness of exchanges or other service providers that hold digital assets for users.

Many federal and state agencies have issued advisories and general public inquiries regarding the risks posed by digital assets, crypto currencies and solutions. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity, both at a “Know Your Customer” and at “Know Your Transaction” levels.

As discussed above, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in ICOs may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Our anticipated business activities, however, do not involve any ICOs nor any fractionalized NFT offerings.

On March 9, 2022, President Biden signed an executive order on cryptocurrencies entitled “Ensuring Responsible Development of Digital Assets” and issued with an accompanying fact sheet, regarding the U.S. government’s strategy for digital assets, defined to include cryptocurrencies and other forms of exchange that are recorded on the blockchain. Citing the need for the federal government to address the role of digital assets in the financial system, the executive order represents the first whole-of-government approach to the benefits and risks of digital assets. It is a general policy statement that reflects the views of the administration, as opposed to a specific proposal for regulation. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Accordingly, depending on the rules, regulations and laws stemming from this executive order, it may have a substantive effect on our current and planned operations. Digital assets currently face an uncertain regulatory landscape in not only the United States, but also abroad.

Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of the services provided by OpenLocker or the ability of OpenLocker to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

The U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2022. Various foreign jurisdictions have, and may continue to in the near future, adopt laws, regulations or directives that affect the digital asset markets and their users, particularly digital assets and their service providers that fall within such jurisdictions’ regulatory scope. They will further require crypto asset service providers to register and comply with its anti-money-laundering (AML) and counter-terrorism financing framework. These measures also provide the government with the authority to close digital asset platforms and service providers that do not comply with specified processes. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia, the United States and elsewhere. Otherwise, they may also negatively affect the value of digital assets.

Federal Regulatory Authorities

The regulatory schemes – both foreign and domestic – possibly affecting DApp technology (“DAPP”), a decentralized application that runs on blockchain network, and other Digital Asset networks may not be fully developed as of the present time. It is possible that any jurisdiction may, in the near or distant future, adopt laws, regulations, policies or rules directly or indirectly affecting the Digital Assets, generally, or restricting the right to acquire, own, hold, sell, convert, trade, lend or use Digital Assets, or to exchange Digital Assets for either fiat currency or other virtual currency, or to operate or participate or transact with a DAPP. It is also possible that government authorities may claim ownership over or ban certain types of Digital Assets or DAPPs or law enforcement agencies (of any or all jurisdictions, foreign or domestic) may take direct or indirect investigative or prosecutorial action related to, among other things, the use, ownership or transfer of Digital Assets, or the operation, participation or transacting with DAPPs, resulting in a change to the value of a Digital Asset or to the development such asset (e.g., the closure and seizure of Silk Road and the closure and seizure of www.libertyreserve.com—the domain name for Liberty Reserve, an online, virtual currency payment processor and money transfer system that the U.S. government alleges acted as a financial hub of the cybercrime world) or DAPP.

CFTC

The Commodity Futures Trading Commission (“CFTC”) has asserted its regulatory authority over Digital Assets, stating that both Bitcoin and Ether are Digital Asset commodities. See IN CASE YOU MISSED IT: Chairman Tarbert Comments on Cryptocurrency Regulation at Yahoo! Finance All Markets Summit, Release Number 8051-19 (Oct. 10, 2019). In addition, the CFTC has brought close to 50 enforcement actions involving the Digital Asset space. See Testimony of Chairman Rostin Behnam Regarding “Examining Digital Assets: Risks, Regulation, and Innovation” (Feb. 09, 2022). For example, the CFTC fined the stablecoin issuer Tether for making misleading statements regarding USDT in October 2021. See CFTC Orders Tether and Bitfinex to Pay Fines Totaling $42.5 Million, Release Number 8450-21 (Oct. 15, 2021). As the primary regulator of derivatives (i.e., futures, options and swaps), the CFTC also has jurisdiction over all such digital currency-linked derivatives, including the platforms that list them and the clearing houses that clear them.

SEC

Although the SEC has not formally asserted regulatory authority over any certain Digital Asset, on April 3, 2019, the SEC published a framework aimed at assisting in determining whether a cryptocurrency is a security (the “Framework”). Alongside the Framework, the SEC also published a no-action letter for TurnKey Jet, Inc. (the “TurnKey Letter”), which marks the first ever no-action letter regarding cryptocurrencies. Per the Framework and the TurnKey Letter, cryptocurrencies cannot be used to raise capital without implicating U.S. securities laws.

Prior to the Framework, the SEC had addressed the regulatory status of cryptocurrency in various contexts. For example, on November 16, 2018, the SEC settled charges against CarrierEQ Inc. (“Airfox”) and Paragon Coin Inc. (“Paragon”), two companies that sold digital tokens in ICOs in 2017. The SEC determined that both AirTokens and PRG tokens were “securities” and that, in turn, Airfox and Paragon violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (together with the rules and regulations thereunder, the “Securities Act”) by offering and selling those securities without having a registration statement filed or in effect with the SEC or qualifying for exemption from registration with the SEC. The orders imposed $250,000 penalties against each company and both companies agreed to return funds to harmed investors, register the tokens as securities, file periodic reports with the SEC, and pay penalties. Airfox and Paragon consented to the orders without admitting or denying the findings.

The SEC has also engaged in an enforcement action involving decentralized finance, charging two individuals, along with their Cayman Islands company, for (1) the unregistered sale of more than $30 million of securities via smart contracts and DApp technology, and (2) for misleading investors regarding the operations and profitability of their business, DeFi Money Market. See SEC Charges Decentralized Finance Lender and Top Executives for Raising $30 Million Through Fraudulent Offerings, SEC Press Release No. 2021-145 (Aug. 06, 2021).

In the event that the DAPPs were deemed to be “issuers” within the meaning of the Securities Exchange Act of 1934, as amended (together with the rules and regulations thereunder, the “Exchange Act”) with respect to the Native Tokens, such Native Tokens could be considered unregistered securities. Such a determination could adversely affect OpenLocker’s liquidity and negatively affect the valuations of the OpenLocker’s Digital Assets.

FinCEN

To the extent that OpenLocker and/or the DAPP engages in money services business activity, including money transmission, as defined by FinCEN, OpenLocker and/or the DAPP may be deemed to fall within the Bank Secrecy Act’s definition of a financial institution, and subject to the Bank Secrecy Act, 31 U.S.C. §§ 5311-5314; 5316-5330, and its implementing regulations, and as such required to register as a money services business with FinCEN. OpenLocker and/or the DAPP would also be required to develop an AML program and adhere to U.S. federal reporting and record keeping requirements. Owners, operators, participants and others who assist in the operation of an unregistered money services business may be subject to civil money penalties under 31 U.S.C. § 5321, and/or criminal liability under 31 U.S.C. § 5322 and 18 U.S.C. § 1960. Such additional legal and regulatory obligations may cause OpenLocker to incur extraordinary expenses and ongoing expenses, possibly affecting an investment in OpenLocker in a material and adverse manner. To the extent OpenLocker limits or reduces the scope of certain activities, investors’ rights or investment initiatives, in order to ensure compliance with laws, or to limit the applicability of government regulation and supervision, investments in OpenLocker may be adversely affected.

State Regulatory Authorities

To the extent that the activities of OpenLocker cause it to be deemed a “money transmitter” (and/or other type of regulated financial services provider, for example, a “virtual currency business” in New York) under state statutes or regulations, it may incur significant fees in becoming licensed in each state in which it does business and may also be required to adhere to state statutes or regulations. To the extent that a state requires an additional license or registration for the DAPP’s activities involving Digital Assets that require the DAPP to obtain a license or register with the state for its activities involving Digital Assets, the DAPP may cease or limit its operations or activities, which may have an adverse effect on OpenLocker. In either case, states may impose fines or penalties with respect to any unlicensed activity. Owners, operators, participants and others who assist in the operation of an unlicensed money transmission or virtual currency business may also be subject to fines or penalties and/or criminal liability under state laws or 18 U.S.C. § 1960, if applicable.

In the event that OpenLocker is required to adhere to state statutes and regulations applicable to money transmitters or virtual currency businesses, such additional legal and regulatory obligations may cause OpenLocker to incur extraordinary expenses and ongoing expenses, possibly affecting an investment in OpenLocker in a material and adverse manner. To the extent that OpenLocker limits or reduces the scope of certain OpenLocker activities, investors’ rights or investment initiatives, in order to limit the applicability of government regulation and supervision over OpenLocker, investment in OpenLocker may be adversely affected.

The effect of any future regulatory change on OpenLocker is impossible to predict, but such change could be substantial and be materially adverse to OpenLocker’s business and results of operations. This risk and others are described below under the heading “Risk Factors”.

Intellectual Property

Trademarks

We own a registered trademark for the character mark “OpenLocker”, which was filed on September 1, 2021 in the category of online advertising and marketing services in the field of sports and NFTs, as well as promoting the sale of goods and services of others by means of contests and incentive award programs; as well as promoting the sale of goods and services of others by OpenLocker.

Patents

While OpenLocker has developed proprietary technology, as defined under Proprietary Marketplace & Platform, OpenLocker has not registered any patents with the United States Patent & Trademark Office.

Employees

As of October 31, 2022, we have no full-time employees. Mr. Gostfrand serves as our Chief Executive Officer and principal financial officer, and Ms. Anthony serves as our President. OpenLocker uses contractors on an as-needed basis to fulfill its staffing needs. Mr. Klatsky serves as President of OpenLocker, Ms. Klatsky serves as Chief Operating Officer of OpenLocker, Mr. Washington serves as Chief Creative Officer of OpenLocker, and Mr. Goldman serves as Head of Business Development and Community Strategy of OpenLocker.

Organizational History

Descrypto was originally incorporated in Delaware in 1986. Descrypto changed domicile to Massachusetts in 1987. Until July 7, 1992, Descrypto was engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. Descrypto discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. Descrypto changed its state of domicile again in Delaware in May 1996 and concurrently changed its name to IMSCO Technologies, Inc. At the time, Descrypto switched its focus to developing technology that achieves molecular separation with innovative applications of electrostatics. Descrypto ultimately abandoned these endeavors and continued to go through shifts in its business operations. In 2001, Descrypto changed its name to Global Sports and Entertainment, Inc. In 2002, Descrypto changed its name to GWIN, Inc. Descrypto changed its name to Winning Edge International, Inc. in 2006 and in 2007, to W Technologies, Inc.

In June 2021, the Company closed upon a share exchange agreement with Krypto Ventures pivoting the Company into the blockchain technology and digital asset business. While remaining focused on blockchain technology and digital assets, in November 2021, the Company redeemed a large portion of the common stock issued in the Krypto Ventures transaction and current management took over the Company operations.

Effective December 31, 2021, the Company changed its name to “Descrypto Holdings, Inc.”, and on April 12, 2022, the Company began trading under its current symbol - “DSRO”.

Descrypto is now a holding company focused on blockchain technology and digital assets, including the burgeoning world of non-fungible tokens (NFTs) and the metaverse. Descrypto is currently focused on the sports and entertainment aspects of NFTs including building out a creative studio and NFT platform for the development of crypto art, NFT development and digital entertainment. Descrypto also intends to provide consulting and support services related to the development of decentralized autonomous organizations.

Through the acquisition of OpenLocker, Descrypto is connecting fans and athletes with innovative digital collectibles and through OpenStable, which is part of the OpenLocker ecosystem, Descrypto is providing the first thoroughbred racing digital collectibles to a growing next generation of fans.

Series A Preferred Stock

On January 10, 2022, the Company filed a Certificate of Designations of Preferences and Rights of Series A Preferred Stock with the Delaware Secretary of State, authorizing 200,000 shares of Series A preferred stock (the “Series A Preferred”). Each share of Series A Preferred is convertible into 1,000 shares of common stock, at the election of the holder, at any time. On any matter submitted to the holders of common stock for a vote or on which the holders of common stock have a right to vote, each share of Series A Preferred will have a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible. The Series A Preferred will vote together with the common stock as one class. The Series A Preferred will participate in any dividends, distributions or payments to the holders of the common stock on an as-converted basis. Series A Preferred is not entitled to receive any distribution of the Company’s assets or surplus funds upon a liquidation, merger or similar event.

On January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement (the “ACV Agreement”) by and between the Company and ACV. Pursuant to the terms of the ACV Agreement, the Company acquired 88,800,191 shares of common stock from ACV in exchange for the issuance of 88,800 shares of Series A Preferred stock.

Also on January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement (the “Leone Agreement”) by and between the Company and Leone. Pursuant to the terms of the Leone Agreement, the Company acquired 88,800,191 shares of common stock from Leone in exchange for the issuance of 88,800 shares of Series A Preferred.

Series A Preferred Redemptions

On February 18, 2022, the Company entered into and closed certain Redemption Agreements (each, a “Series A Redemption Agreement”), by and between the Company and ACV and Leone (together, the “Redeeming Series A Stockholders”). Pursuant to the terms of the Series A Redemption Agreements, each of the Redeeming Series A Stockholders sold, and the Company purchased, 80% of the Redeeming Series A Stockholders’ holdings of Series A Preferred, for an aggregate purchase price of $2.00.

On February 18, 2022, pursuant to the terms of the Series A Redemption Agreements, the Company paid an aggregate of $2.00 to the Redeeming Series A Stockholders in exchange for the transfer of a total of 142,080 shares of Series A Preferred (the “Redeemed Series A Shares”) to the Company. As a result of the Series A Redemption, the Redeemed Series A Shares were returned to the status of authorized and unissued shares of Series A Preferred Stock.

Following the Series A Redemption, ownership of the Series A Preferred was as follows:

Name of Stockholder	No. of Shares of Series A Preferred Stock Owned Following Redemption	Percentage of Outstanding Series A Preferred Stock Held Following Redemption
ACV	17,760	50.00%
Leone	17,760	50.00%

The Series A Redemption Agreements will be null and void and the Redeemed Series A Shares will be reissued to the respective Redeeming Series A Stockholders if the Company does not raise at least $1.5 million in financing and enter into a definitive agreement for the acquisition of a blockchain based company within 12 months of February 18, 2022. As of October 26, 2022, the Company has satisfied the condition to enter into an agreement for the acquisition and has raised $860,000 in financing through the sale of 2,150,000 shares of Company’s common stock, at $0.40 per share.

2022 Common Stock Redemption Agreements

On February 18, 2022, the Company entered into certain Redemption Agreements (each, a “2022 Redemption Agreement” and collectively, the “2022 Redemption Agreements”), by and among the Company and each of the following holders of the Company’s common stock: Balance Labs, Aleksandr Rubin, Ronald Cons, Avon Road, 2018 Investor Trust, Congregation Boro Minyan, Rachel Jacobs, Jessica Beren, Aros, LLC, Lyons Capital, MACA, and J and K Ventures, LLC (collectively, the “2022 Redeeming Stockholders”). Pursuant to the terms of the 2022 Redemption Agreements, each of the 2022 Redeeming Stockholders agreed to sell, and the Company agreed to purchase, 80% of such 2022 Redeeming Stockholders’ common stock holdings at a purchase price of $0.00001 per share.

On February 18, 2022, pursuant to the terms of the 2022 Redemption Agreements, the Company paid an aggregate of $773.82 to the 2022 Redeeming Stockholders in exchange for the transfer of a total of 77,382,494 shares of common stock (the “2022 Redeemed Shares”), representing 80% of the shares of common stock held by the 2022 Redeeming Stockholders. As a result of the redemption, the 2022 Redeemed Shares were returned to the status of authorized and unissued shares of common stock.

The 2022 Redemption Agreements will be null and void and the 2022 Redeemed Shares will be reissued to the respective 2022 Redeeming Stockholders if the Company does not raise at least $1.5 million in financing and enter into a definitive agreement for the acquisition of a blockchain based company within 12 months of February 18, 2022. As of October 28, 2022, the Company has satisfied the condition to enter into an agreement for the acquisition and has raised $860,000 in financing through the sale of 2,150,000 shares of Company’s common stock, at $0.40 per share.

Organizational History of OpenLocker

OpenLocker was incorporated under the laws of the State of Delaware on August 25, 2021. As discussed above, on May 31, 2022, pursuant to the closing of the transactions pursuant to the Share Exchange Agreement, Descrypto acquired OpenLocker.

Item 1A.	Risk Factors

RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere herein, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements”.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to Our Business and Industry

●	We are an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.
●	Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.
●	We may suffer from lack of availability of additional funds.
●	We may be unable to scale our operations successfully.
●	The requirements of remaining a public company may strain our resources and distract management, which could make it difficult to manage our business.
●	Descrypto may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm its operating results, dilute its stockholders’ ownership, increase its debt or cause it to incur significant expense.
●	Our financial results fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of Descrypto’s stock.
●	Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.
●	If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

Risks Related to Cryptocurrency and Digital Assets

●	The trading prices of many digital assets have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of cryptocurrencies in general, could have a material adverse effect on the value of Descrypto.
●	Our risk management efforts may not be effective to prevent fraudulent activities by third-party providers or other parties, which could expose us to material financial losses and liability and otherwise harm our business.
●	Digital assets were only introduced within the past decade, and the success of OpenLocker will be impacted by number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
●	Digital assets represent a new and rapidly evolving industry, and the value of OpenLocker depends significantly on the acceptance of digital assets as payment, such as cryptocurrencies.
●	A determination that any of the digital assets we invest in is a “security” may adversely affect the value of the digital assets we invest in and the value of OpenLocker, and result in potentially extraordinary, nonrecurring expenses to, or termination of, OpenLocker.
●	Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.
●	Certain cryptocurrencies may rely on a public or third-party blockchain and the success of such blockchain may have a direct impact on the success and value of cryptocurrencies held by OpenLocker.

Risks Relating to NFTs

●	The market for NFTs is relatively new and subject to significant volatility.
●	NFT collectibles may be a relatively illiquid asset.
●	There may be virtual currency tax implications.

Risks Related to Our Common Stock

●	Descrypto’s common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	Descrypto’s common stock constitutes restricted securities and is subject to limited transferability.

●	Descrypto’s common stock price may decrease due to factors beyond our control.
●	Descrypto’s common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of Descrypto’s common stock and increase transaction costs to sell those shares.
●	The market price for Descrypto’s common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.
●	Descrypto does not intend to pay dividends for the foreseeable future.

Risks Related to Our Business and Industry

Our OpenLocker subsidiary is an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

OpenLocker was incorporated in Delaware on August 25, 2021. We have limited experience and a limited operating history in which to assess our future prospects as a company. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

Our current business model, including operating the OpenLocker subsidiary has a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We pivoted into the blockchain based business in July 2021. We have limited experience in this business sector and a limited operating history in which to assess our future prospects as a company. In addition, the market for our products and services and Web3 in general is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

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

Since the original incorporation of OpenLocker on August 25, 2021, it has experienced operating losses. We have also experienced operating losses and in the last several years, prior to the acquisition of OpenLocker, have had no revenues. Our cash flow may be inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our products and services and continue growing our existing operations and our ability to raise funds as needed. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. We had a loss from operations of $2,494,217 for the year ended July 31, 2022. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for our Company to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect or the timeframe in which it may occur. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for us. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

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

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on acquisitions or on potential acquisition targets, the management team may not have sufficient time to focus on its existing business and operations. This diversion of attention could have material and adverse consequences on our operations and its ability to be profitable.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If OpenLocker is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm us.

If the current outbreak of the coronavirus continues, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our operations, including any in person fan events or experiences. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal government. The continued coronavirus outbreak may also restrict our ability to raise funding when needed and may also cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond our control and knowledge. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our business.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of our markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The requirements of remaining a public company may strain our resources and distract management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition. We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) including maintaining internal controls over financial reporting, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Currently, our President’s law firm is providing legal services necessary to maintain our reporting obligations under the Exchange Act without charge. If our President were to leave or otherwise cease providing these services without charge, we could incur significant additional expenses which could harm our business.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our own information systems, vendors’ information systems and third-party application programming interfaces (APIs), to conduct our business. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” identity thieves, nation states and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

While we have taken steps to protect our confidential and personal information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information. Such incidents could adversely affect our business operations, reputation, and client relationships. Any such breach would require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines. Although we maintain an insurance policy that covers data security, privacy liability and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. Insurance coverage may not be available in the future or may not be available at affordable prices. We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

Any actual or perceived failure of our platform to block malware or prevent failures or security breaches or incidents could harm our reputation, cause the platform to be perceived as insecure, underperforming, or unreliable, impede our efforts to attract and retain customers, and otherwise negatively impact our business, results of operations and financial condition.

We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks and data. Computer malware, viruses and computer hacking, fraudulent use, social engineering (including spear phishing attacks) and general hacking have become more prevalent, and such incidents or incident attempts have been initiated against our customers in the past and may occur against our customers in the future. This risk is accentuated because hackers may be more inclined to hack us in anticipation of stealing our cryptocurrency. We may become the target of cyber-attacks by third parties seeking unauthorized access to our customers’ confidential data, which could disrupt our ability to provide some or all of the services on the platform or lead to exposure of customer information. Additionally, we use certain third-party service providers to store and process data on our behalf, and they face a variety of security risks. We have taken steps to protect customer information that might pass through our platform. However, our security measures or those of our third-party service providers could be breached or we could suffer data loss or unauthorized access to, or use of, our platform or the systems or networks used in our business.

It is virtually impossible for us to entirely mitigate the risk of these security threats, and the security, performance, and reliability of our platform may be disrupted by third parties, including competitors, hackers, disgruntled employees, former employees, or contractors. Certain kinds of viruses or malware can corrupt basic functionalities of device operating systems to allow hackers to access or misdirect our customers’ digital assets.

We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information, and we use third-party service providers to store and process certain data for us. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we take steps in an effort to protect the security of our platform and the availability, integrity, confidentiality and security of our data, our security measures or those of our third-party providers could fail and result in unauthorized access to or use of our platform or unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data.

Whether or not accurate, a market perception that our platform is insecure, underperforming or unreliable could result in:

●	A loss of existing or potential customers or third-party relationships;
●	Harm to our financial condition and results of operations;
●	Delay or inability to attain market acceptance of our platform;
●	Expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident;
●	Negative publicity and damage to our reputation and brand; and
●	Legal claims and demands (including for stolen assets or information, repair of system damages, and compensation to customers), litigation, regulatory audits, proceedings or investigations, and other liabilities.

Any actual or perceived security breach or other incident may also lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities and prevent future security breaches or incidents, as well as the incurring of significant expenses for remediation that may include liability for stolen assets or information, repair of system damage that may have been caused, and other liabilities. We have incurred and expect to incur significant expenses in an effort to prevent security breaches and other incidents, including deploying additional personnel and protection technologies, training personnel and engaging third-party experts and consultants.

Furthermore, because data security is a competitive factor in our industry, we make statements publicly, including in our privacy policies and terms of service, providing assurances about the security of our platform, including descriptions of our security measures. Should any of these statements be untrue or become untrue, even though circumstances beyond our reasonable control, we may face claims, investigations or other proceedings by U.S. federal and state regulators, as well as foreign regulators and private parties.

If we fail to integrate our platform with a variety of software applications, operating systems, and platforms that are developed by others, our platform may become less marketable, less competitive or obsolete, and our business, operating results, and financial condition would be adversely impacted.

Our customers and prospective customers expect our platform to integrate with a variety of software systems, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. In general, we rely heavily on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. In the future we expect to integrate our platform with additional third-party APIs and we anticipate that we will be unable to rely on long-term written contracts to govern our relationships with these providers and instead will be subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. As such, our business, operating results, and financial condition could be adversely impacted.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets or enter into strategic alliances and collaborations, to initiate and then expand our operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies and assets and limited experience with forming strategic alliances and collaborations. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliances or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or equity securities as consideration. Any such issuance of securities would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Because we do not have an audit or compensation committee, shareholders will have to rely on our entire Board of Directors to perform these functions.

We do not have an audit or compensation committee. These functions are performed by our Board of Directors of as a whole. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We expect to face intense competition, often from companies with greater resources and experience than we have.

To acquire qualified companies, we are likely to face competition from companies that have substantially greater financial, technological, managerial and research and development resources and experience than we have. In addition, if we are successful in closing an acquisition of one or more target companies, these acquired companies are likely to face competition for their service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we have. If we are unable to compete successfully, we may be unable to grow, sustain our revenue or be successful in achieving our business plan.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to it for its operations will negatively impact its business, prospects, liquidity and financial condition.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As our growth plans proceed and development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our Company.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into new markets as we seek to expand our business and seek to acquire complementary businesses may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

If we are unable to develop and maintain our brand and reputation for our service and product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we will serve and for the companies we acquire. If problems arise with our future products or services, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Any failure to protect our future intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights of the companies we expect to acquire. We expect to rely upon a combination of trademark and trade secret laws, as well as license and other contractual provisions, to protect our intellectual property and other proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market products similar to ours or use trademarks similar to ours, each of which could materially harm our business. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new products, services, technologies, and geographic regions subjects us to additional risks.

We may have limited or no experience in our newer markets, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. For example, the NFTs on which we have recently focused may prove to be speculative and not sustain the value they currently have to our clients. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

The impact of epidemics or pandemics may limit our future business both from the demand and supply sides. Our sale people may not be able to effectively engage with customers due to restrictions on travel, conferences and in-person meetings. Our supply chain may be impacted by production and distribution delays. Due to these factors, we may limit future operations to reduce expenses until events support and allow normal business procedures.

Our current business and future acquired businesses and/or operations both domestic and abroad, and the businesses of our potential customers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of the novel coronavirus (COVID-19) as well as the variants.

The growth of the businesses we acquire may, in part, be reliant on the willingness of customers to invest in their products and solutions. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause customers to avoid purchases which would delay sales of those products and solutions.

Our financial results fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of our stock.

Our revenues, expenses and operating results are difficult to predict given our limited history of current operations. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	Our ability to increase our brand awareness;
●	Our ability to attract new customers;
●	Our ability to increase our customer base;
●	The amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;
●	Our ability to introduce new mobile payment offerings or customer services in a competitive environment;
●	Technical difficulties consumers might encounter in using our NFTs; and
●	Our ability to manage third-party outsourced operations;

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the trading price of our common stock.

We intend to make acquisitions that could disrupt our operations and adversely impact our business and operating results.

We intend to attempt to acquire complementary Web3 businesses and to support the transition and integration of acquired operations with our ongoing business as a part of our growth strategy. Other than as disclosed herein, we currently have no binding commitments or agreements with respect to any such acquisitions and there can be no assurance that we will eventually consummate any acquisitions. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. In addition, acquisitions also involve other risks, including risks inherent in entering markets in which we have no or limited prior experience and the potential loss of key employees.

Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly but not limited to Howard Gostfrand, Laura Anthony, Brian Klatsky, Lauren Klatsky, Kemah E. P. Washington, and Rafi Goldman . We do not have employment agreements with these individuals, and they could terminate their employment with us at any time. As a result, these officers may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our Company, we may lose a significant number of relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

In addition, as our business expands, we will need to add new information technology and engineering personnel to maintain and expand our systems and customer support personnel to serve our growing customer base. If we are unable to hire and successfully train employees or contractors in these areas, users of our platform may have negative experiences and we may lose customers, which would diminish the value of our brand and harm our business. The market for recruiting qualified information technology and other personnel is extremely competitive, and we may experience difficulties in attracting and retaining employees. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully or implement our plans for expansion.

We have an evolving business model with still untested growth initiatives.

We have an evolving business model and intend to implement new strategies to grow our business in the future. Among other strategies for organic growth, we intend to recruit partners to sell our NFT products and other digital assets. There can be no assurance that we will be successful in developing new product categories or in entering new specialty markets or in implementing any other growth strategies. Similarly, there can be no assurance that we already have or will be able to obtain or retain any employees, consultants or other resources with any specialized skills or relationships to successfully implement our strategies in the future.

We rely on third-party systems to conduct our business and relationships with payment processors, advertisers, third party sellers of our NFTs, and our revenues and market share may decrease if these third-party relationship and systems are unavailable in the future or if they no longer offer quality performance.

We rely on third-party computer systems and third-party service providers, including payment services such as Stripe, and Wyre for credit card verifications and confirmations, to host our website and to advertise and deliver the products sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain the products or services of these or other third parties or deterioration in their performance could impair the timing and quality of our own service. If our service providers fail to deliver high-quality services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us. In addition, our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices, for the availability of any specific services and generally may be terminated by either party. If we are unable to develop and maintain relationships with these third-party suppliers that will allow us to obtain sufficient levels of service on acceptable commercial terms, such inability could harm our business, prospects, financial condition and results of operations.

We are subject to cyber security risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

We may not be able to compete successfully against existing or future competitors including larger, well-established and well-financed NFT companies.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing and devote substantially more resources to systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against existing or future competitors.

Our business depends on effective marketing, including marketing via email and social networking messaging, and we intend to increase our spending on marketing and branding, which may adversely affect our financial results.

We depend on effective marketing to attract customers and merchants. We depend on email and social networking messaging to promote our site and offerings and to generate a substantial portion of our revenues. If we are unable to develop, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business. Further, as part of our growth strategies, we intend to increase our spending on marketing and branding initiatives significantly, which may adversely affect our financial results. There is no assurance that any increase in our marketing or branding expenditures will result in increased market shares or will ultimately have a positive effect on our financial results.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our NFT platform and design studio businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our platform and use those of our competitors. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

Use of social media may adversely impact our reputation.

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms and devices at any time. Information posted may be adverse to our interests, may be inaccurate, and may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or otherwise compromise valuable company assets, all of which could harm our business, prospects, financial condition and results of operations.

Risks Related to Digital Assets

Whether a particular non-fungible token (NFT) or other crypto assets is a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to properly characterize an NFT or other crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets (which includes NFTs) fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether each NFT that we seek to facilitate listing and sale on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT listed and sold on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on our platform, we only permit listing on our platform of those NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given NFT as a security or non-security for purposes of determining whether our platform will allow the listing of such NFT, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that NFTs offered or sold on our platform are securities, we would not be able to offer such NFTs until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an NFT listed and sold on our platform was a security may also result in us determining that it is advisable to remove NFTs from our platform that have similar characteristics to the NFT that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the NFT in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased such NFTs on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar NFTs, which could negatively impact our business, operating results, and financial condition.

We rely on third party platforms to operate our NFT Marketplace.

We rely on third-party platforms and software providers such as MetaMask and OpenSea to operate our NFT marketplace and perform auctions of NFTs. If we are unable to maintain a good relationship with such platform providers; if the terms and conditions or pricing of such platform providers change; if we violate or cannot comply with the terms and conditions of such platforms; or if any such platform loses market share or falls out of favor or is unavailable for a prolonged period of time, access to and use of our NFT marketplace will suffer.

There are risks associated with operating a marketplace for NFTs.

The regulatory regime governing blockchain technologies, cryptocurrencies, and tokens is uncertain, and new regulations or policies may materially affect our NFT marketplace and our business generally. There are risks associated with marketplaces for NFTs that sell user generated content, including but not limited to, counterfeit assets, intellectual property violations, unregistered sales of securities, assets on smart contracts with bugs, and assets that may become untransferable. These risks could create liability and have an adverse effect on the Company.

Our risk management efforts may not be effective to prevent fraudulent activities by third-party providers or other parties, which could expose us to material financial losses and liability and otherwise harm our business.

We contract with third-party providers for applications available through our platform, as well as some services required to maintain the platform. We may be targeted by parties, including customers, hackers, or third-party providers, who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised email accounts, employee or insider fraud, account takeover, or other types of fraud. We may suffer losses from acts of financial fraud committed by our employees or third parties.

The techniques used to perpetrate fraud on our platform and the applications accessed through our platform are continually evolving, and we expend considerable resources to monitor and combat them, and to inform customers of the limits to the control we have over third-party provider activities. Additionally, when we introduce new products and applications, or expand existing products, we may not be able to identify all risks created by the new products or applications. Our risk management policies and procedures may not be sufficient to identify all of the risks to which we or our customers are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we or our customers may become subject in the future. Furthermore, our risk management policies and procedures may contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses.

The growth of our business will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management policies and procedures. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our platform, services or agreements with third parties to mitigate fraud risks. Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party providers.

Digital assets were only introduced within the past decade, and our success will be impacted by number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets (such as cryptocurrencies) were only introduced within the past decade, and the medium-to-long term value of such assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the nascency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. As our primary business plan involves dealing directly with digital assets, the realization of one or more of the following risks could materially adversely affect our business:

●	Digital asset networks and the software used to operate digital assets are in the early stages of development. Given the nascency of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.
●	The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.
●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network would affect the ability to transfer digital assets, and, consequently, their value.
●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
●	Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
●	In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Such occurrences can reduce confidence in digital assets as a whole. Any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of OpenLocker.

Moreover, because digital assets, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict at this time.

Digital assets represent a new and rapidly evolving industry, and the value of OpenLocker depends significantly on the acceptance of digital assets as payment, such as cryptocurrencies.

Cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect our value:

●	Digital assets – for example, Bitcoin – have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of such digital by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions; process wire transfers to or from digital asset exchanges, digital asset-related companies, or service providers; or maintain accounts for persons or entities transacting in digital assets.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
●	Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, and exchanges or businesses that facilitate transactions in Bitcoin, for example, may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks.

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

As of December 31, 2021, the largest 100 Bitcoin wallets held approximately 15% of the digital assets in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of digital assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of digital assets, increasing risk for investment in our Company.

Certain cryptocurrencies may rely on a public or third-party blockchain and the success of such blockchain may have a direct impact on the success and value of cryptocurrencies held by us.

Some cryptocurrencies are built on existing third-party blockchains and are partly dependent on the effectiveness and success of such blockchains, as well as the success of other blockchain and decentralized data storage systems that are being used by the issuer of the cryptocurrencies. There is no guarantee that any of these systems or will continue to exist or be successful. This could lead to disruptions of our operations and could negatively affect us.

Digital assets held by us may be negatively affected by technological advances that undermine the cryptographic consensus mechanism underpinning blockchain and distributed ledger protocols.

Advances in cryptography or technical advances such as the development of quantum computing could present risks to the viability of digital asset by undermining or vitiating the cryptographic consensus mechanism that underpins blockchain and distributed ledger protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the use of cryptocurrencies, resulting in a significant loss of value for our shareholders.

Risks Relating to NFTs

The market for NFTs is relatively new and subject to significant volatility.

The valuation of NFTs depends considerably on scarcity and the perception of potential and existing owners and buyers of an NFT’s worth and each other, along with other cultural factors and the exclusivity and availability of distribution channels. It is extremely difficult to anticipate the market for an NFT, however the value of NFTs, like many other digital assets, may change substantially and in a rapid and unpredictable manner. NFTs are a hard-to-value asset and valuation methodology is still developing. As such, the valuations of the NFTs held and sold by us may change significantly over time. Additionally, a decline in the market for collectible NFTs generally or specific types of NFT collectibles, or adverse market conditions generally (due to general economic conditions, market preferences or cultural factors) would result in either the failure of our NFT collectibles to maintain or increase in value or alternatively a decrease in value of our NFT collectibles compared to the acquisition price. There is a limited basis for us to evaluate the possible merits or risks of offering any particular NFT product or service. For these and additional reasons, offering NFT products and services, are speculative and involve a high degree of risk.

NFT collectibles may be a relatively illiquid asset.

While many digital assets can be bought and sold easily, in the case of NFT collectibles, we will need to identify buyers who are willing to pay a certain price for a particular, one-of-a-kind item. If we elect to dispose of an NFT collectible through an auction house, commissions will be to the auction house that will reduce our returns. In addition, following a sale at auction, a successful bidder may fail to pay in accordance with the timescales laid down by the relevant auction house resulting in either (i) delayed payment by said bidder; or (ii) the need for us to sell the work either privately, via a gallery or at a subsequent auction, in either case resulting in losses for us.

There may be virtual currency tax implications.

On March 25, 2014, the Internal Revenue Service (the “Service”) issued a notice regarding certain U.S. federal tax implications of transactions in, or transactions that use, “virtual currency” (the “Notice”). According to the Notice, virtual currency is treated as property, not currency, for U.S. federal tax purposes, and “general tax principles applicable to property transactions apply to transactions using virtual currency”. In part, the Notice provides that the character of gain or loss from the sale or exchange of virtual currency depends on whether the virtual currency is a capital asset in the hands of the taxpayer. Accordingly, in the United States, certain transactions in virtual currency are taxable events and subject to information reporting to the Service to the same extent as any other payment made in property.

Additionally, the Service recently issued a revenue ruling regarding certain tax consequences of “hard forks” and “airdrops” of a virtual currency (the “Revenue Ruling”). The Revenue Ruling provides that a taxpayer does not have gross income as a result of a hard fork of a virtual currency the taxpayer owns if the taxpayer does not receive units of a new virtual currency. However, an airdrop of a new virtual currency following a hard fork generally results in ordinary income to the taxpayer if the taxpayer receives units of new cryptocurrency.

Although the Service has issued the Notice and the Revenue Ruling, the U.S. Department of Treasury and the Service may publish future guidance that provides for adverse tax consequences to our Company. Those tax laws and regulations change on an ongoing basis and that they may be changed with retroactive effect. Moreover, the interpretation and application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. As a result, the U.S. federal tax consequences impacting us are uncertain, and our net asset value at the time any subscriptions, withdrawal or exchanges of Interests occur may not accurately reflect our direct or indirect tax liabilities, including on any historical realized or unrealized gains (including those tax liabilities that are imposed with retroactive effect). In addition, our net asset value at the time any subscriptions, withdrawals or exchanges of Interests occur may reflect a direct or indirect accrual for tax liabilities, including estimates of such tax liabilities, that may not ultimately be paid. Accounting standards may also change, creating an obligation for our Company to accrue for a tax liability that was not previously required to be accrued for or in situations in which it is not expected that we will directly or indirectly be ultimately subject to such tax liability.

Risks Related to Our Common Stock

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be six months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of a transaction reported on Form 8-K on August 4, 2021, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act. While we believe that we ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
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

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock. If Descrypto’s stockholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;
●	changes in general economic conditions;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments;
●	poor reviews;
●	loss of a major customer, partner or joint venture participant; and
●	the addition or loss of key managerial and collaborative personnel.

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

The market price for our common stock is particularly volatile, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

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

We have never declared nor paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of its public reporting could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located at to 625 N. Flagler Drive, Suite 600, West Palm Beach, Florida 33401. This office space is provided to us at no charge by one of our executive officers and directors. In addition, OpenLocker maintains an office at 320 Broad Street, Red Bank, NJ 07701. The lease for OpenLocker’s office is for an initial term of two years at $500 per month. The lease does not contain any renewal options. During the period September 1, 2021 through May 31, 2022, no rent was due. The Company is required to pay a total of $7,500 over a 15-month period from June 1, 2022 through August 31, 2023. The Company is leasing the office space from a family member of OpenLocker’s Chief Executive Officer. We believe that these properties are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

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

Price Range of Securities

Since October 2022, our common stock has traded on the OTCQB tier of OTC Market Group LLC’s Marketplace under the symbol “DSRO.” Prior to April 2022, our common stock traded under the symbol “WTCG.”

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

	Common Stock (1)
	Low	High
Fiscal 2021
First Quarter (August 1, 2020 to October 31, 2020)	$0.0780	$0.4600
Second Quarter (November 1, 2020 to January 31, 2021)	$0.3200	$0.8000
Third Quarter (February 1, 2021 to April 30, 2021)	$0.6000	$0.3800
Fourth Quarter (May 1, 2021 to July 31, 2021)	$0.4200	$1.5000

Fiscal 2022
First Quarter (August 1, 2021 to October 31, 2021)	$0.3242	$1.3000
Second Quarter (November 1, 2021 to January 31, 2022) (1)	$0.9000	$0.5150
Third Quarter (February 1, 2022 to April 30, 2022)	$1.1000	$0.5400
Fourth Quarter (May 1, 2022 to July 31, 2022)	$0.8700	$0.2000

Fiscal 2023
First Quarter (August 1, 2022 to October 31, 2022) (1)	$0.6990	$0.3330

(1)	Through October 28, 2022.

On October 28, 2022, the closing price of our common stock was $0.53. As of October 28, 2022, we had 38,637,506 shares of common stock issued and outstanding.

Holders

As of October 28, 2022, there were approximately 513 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended July 31, 2022, the Company issued an aggregate of 182,978,736 shares of restricted common stock to accredited investors, at a purchase price per share of $0.40, for an aggregate purchase price of $828,096.

On May 31, 2022, the Company issued an aggregate of 12,500,002 shares of common stock in exchange for 7,957,500 shares of OpenLocker common stock.

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

During the year ended July 31, 2022, the Company redeemed 142,080 shares of Series A preferred stock at $0.0001 per share for a net amount of $3. The shares were cancelled and are available for future issuances.

During the year ended July 31, 2022, the Company redeemed 240,814,962 shares at prices ranging from $0.00001 to $0.000001 per share for a net amount of $935. The shares were cancelled and are available for future issuances.

During the year ended July 31, 2022, the Company issued 135,450 shares of common stock, having an aggregate fair value of $106,274 (per share purchase prices ranging from $0.70 to $0.87 per share, based upon the then-quoted closing trading price) in connection with the conversion of notes payable and related accrued interest totaling $54,180, resulting in a loss on debt extinguishment of 52,094.

During the year ended July 31, 2022, certain debt holders forgave notes payable and related accrued interest totaling $155,743 (principal of $112,167 and accrued interest of $43,576). The Company recorded an increase to additional paid in capital related to the debt forgiveness.

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 1% of the outstanding common stock on that date (2,593,766 shares) to be earned over the following six-month period beginning on August 1, 2021. In November 2021, the officer resigned his position with the Company and executed a termination agreement granting him 1,385,625 shares in place of the shares granted in the employment agreement. In addition, on July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 0.5% of the outstanding common stock on that date (1,296,883 shares) to be earned over the following six-month period beginning on August 1, 2021. These shares were fully earned as of January 31, 2022. During the three months ended April 30, 2022, the Company issued 1,645,042 shares of common stock for services rendered in settling the above stock grants to the former officers having a fair value of $1,525,637 based upon the then-quoted closing trading price on the modified grant dates. In order to reflect the proper compensation related to these arrangements, the Company adjusted general and administrative expense by $1,545,936 to reflect the total fair value of the shares issued.

On October 5, 2022, pursuant to the Series A Subscription Agreements, the Company issued an aggregate of 9,000 Series A Preferred Shares to the Series A Purchasers. Of this amount, the Company (i) issued 3,000 Series A Preferred Shares to ACV at a purchase price of $0.66666666 per share, for a total purchase price of $2,000, (ii) issued 3,000 Series A Preferred Shares to Leone at a purchase price of $0.66666666 per share, for a total purchase price of $2,000, and (iii) issued 3,000 Series A Preferred Shares to Brian Klatsky at a purchase price of $0.66666666 per share, for a total purchase price of $2,000. After giving effect to these issuances, the Company has 44,520 Series A Preferred Shares outstanding.

The Company believes that the issuances of the foregoing securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Descrypto Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

Overview

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

Business of OpenLocker

Established on August 25, 2021, OpenLocker is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes using non-fungible tokens (NFTs) to create more immersive experiences for fans. The OpenLocker platform is designed to offer a seamless experience for users who have no prior experience buying or trading digital tokens. Utilizing the Flow blockchain, a fast, scalable and reliable blockchain, OpenLocker is able to use less energy than some other blockchains including Ethereum.

OpenLocker connects the digital and the physical worlds by offering real world utility and a physical token of ownership to fans who purchase a digital collectible on its Web3 platform. The limited-edition Platinum Cards are wallet-sized, metal collectible cards that are hand-signed by the athlete and feature the digital art on one side and QR code on the back which directs to the digital viewer. The digital and physical collectibles will grant access to VIP experiences and enable fans to receive rewards from local, regional and national retailers.

The fan communities in development will feature unique branding and strategic marketing campaigns to bolster fan awareness without the use of university-licensed marks. For instance, the Radford University fan community has been dubbed the Rowdy Redz to pay homage to the school’s rich history while incorporating a fun and edgy feel. OpenLocker collects feedback from student-athletes and die-hard fans to create the collectibles, experiences and utility that will resonate with each fan base.

The OpenLocker mission is to empower athletes to monetize their fan engagement with innovative digital collectibles and to create meaningful experiences for fans by using OpenLocker’s technology to build communities. Each digital token is authenticated on the blockchain with a unique serial number which is assigned to the buyer upon purchase. The selection and pricing of each collection is determined by such factors as the size of the target audience, the athlete’s popularity, and associated utility and goals set forth by the community manager. To further engage super fans and boosters, as well as increase athlete’s earning potential, a one-of-one NFT may also be offered for sale by auction and includes autographed gear/ memorabilia and personalized experiences (meet-and-greet or customized activity) with the athlete, arranged by OpenLocker with the athlete’s input and approval.

The Bone Yard Huskyz Club (BYHC) was created by OpenLocker in January 2022 for the University of Connecticut using the Name, Image and Likeness (NIL) of all 14 eligible members of the men’s basketball team as a proof of concept. The OpenLocker creative team designed a BYHC logo and Huskyz avatar (a takeoff on the university’s Huskies mascot) in the likeness of each of the athletes which were used for branding and promotional purposes. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the NFT release date, which was strategically timed around the basketball team’s season schedule. OpenLocker’s comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followers and promote sales of their own NFTs by word-of-mouth.

A majority of the revenue from the BYHC project was generated on the first day of sales of the NFTs. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 NFTs sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and quick response (QR) code that directs to the NFT viewer on the back. Another stream of revenue was generated in March 2022 as the University of Connecticut basketball team wrapped up their regular season and played post-season tournaments.

OpenLocker’s plan is to take the exclusive fan club model (Bone Yard Huskyz Club), originally created for the University of Connecticut, to other universities in partnership with independent groups working to provide college athletes with NIL opportunities. Since the National Collegiate Athletic Association (NCAA) changed its policy to allow college athletes to benefit from their NIL, alumni and boosters are eager to raise funds in a way that meets NCAA, state and university compliance requirements. OpenLocker anticipates expanding to four to six more colleges in the third quarter of 2022 (prior to the start of the fall football season) and another four to six colleges in the fourth quarter of 2022 (to coincide with basketball pre-season).

OpenLocker’s current revenue model includes (i) profit sharing of primary sales on the OpenLocker platform with partners and athletes, (ii) collecting transaction fees from transactions on OpenLocker’s trading portal, as well as (iii) service fees for additional creative design work, development and product fulfillment services.

OpenLocker has also negotiated deals with several professional lacrosse players to release an NFT collection leading into the 2022 Premier Lacrosse League season. OpenLocker plans to open an online portal for individual athletes to create and sell their own NFT collections and physical collectibles by the third quarter of 2022. While OpenLocker currently does not have licensing agreements with any professional sports leagues, teams or institutions, OpenLocker anticipates finalizing one or more such deals by the end of 2022 and into 2023. However, there can be no assurance that the foregoing can occur as planned, or at all. OpenLocker believes that licensing the NIL of athletes directly with each athlete allows OpenLocker to retain more revenue, while giving the athlete a larger percentage of the profit, which is an important differentiating factor for OpenLocker in the sports NFT space.

Moreover, OpenLocker has been in discussions with athletes outside of the college sports arena, including related to golf and race car driving and foresees opportunities in NASCAR, Ultimate Fighting Championship, and beyond.

OpenLocker launched the OpenStable marketplace in April 2022 to engage the next generation of thoroughbred racing enthusiasts. Through its relationships with owners, trainers and influencers in the racing industry, OpenStable aims to be able to give fans access to exclusive information, real life experiences, and memorabilia so that they may engage in a truly immersive journey covering a racehorse’s career.

The launch strategy for the OpenStable marketplace involved reaching the largest audience of racing fans (both casual and committed) by creating a collection of NFTs featuring the leading contenders in the Kentucky Derby and Kentucky Oaks, as well as scheduling their release on the weekend prior to each of those two prominent races. Per a Memorandum of Understanding (the “MOU”) dated April 15, 2022, OpenLocker and Horse Races Now established terms for a marketing collaboration, whereby Horse Races Now agreed to drive traffic from its app and e-mail marketing campaigns targeted at its existing user base of racing fans, in exchange for OpenLocker paying Horse Races Now 12.5% of its retained revenues (after transaction fees) generated from sales of all NFT collections, on OpenStable.

The MOU has provided OpenLocker with access to the Horse Races Now’s (horseracesnow.com) database of 600,000 users and placement in the app. OpenLocker also executed a weeklong digital promotion in the Daily Racing Form and conducted media interviews, as well as social media campaigns. While the racing season was at its height, OpenLocker benefited from significant traffic to its website and generated some sales of gear, including apparel, hats, pins, and other items featuring each racehorse’s unique brand (also featuring the OpenStable logo). Additional NFT releases are expected to be made over the course of summer 2022, in connection with various racehorses.

Finally, the user-friendly interface that OpenLocker created for college sports fans and emphasis on fan community building is an important differentiator for OpenStable as it seeks to position itself as the next-generation marketing solution within the thoroughbred racing space. As the average fan is currently over 50 years old and likely unfamiliar with blockchain technology, simplifying NFTs is vital for piquing their interest. Offering ownership of digital tokens along with rewards and experiences, both in the virtual and physical realms, also makes OpenStable products attractive to a younger audience with a goal to develop a next generation younger fan engagement around the thoroughbred racing sport.

OpenLocker believes that it has found a unique and attractive market for the application of NFTs by focusing on the college athlete market. For example, pursuant to a Statista survey published on April 8, 2022, in a survey conducted in March 2022, 11 percent of respondents stated that they were avid fans of NCAA men’s college basketball in the United States, whereas 26 percent of respondents stated they were casual fans. The NCAA men’s basketball is the college level of basketball played in the United States and is seen as the final step up before the NBA.

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

RESULTS OF OPERATIONS

Revenues

During the year ended July 31, 2022 and the seven months ended July 31, 2021, we generated revenues of $208 and $0, respectively. The lack of revenue was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses for the year ended July 31, 2022 and the seven months ended July 31, 2022 were $2,494,425 and $16,045, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Loss from Operations

Loss from operations for the year ended July 31, 2022 and the seven months ended July 31, 2022 was $2,494,217 and $16,045, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Net Loss

Net loss for the year ended July 31, 2022 and the seven months ended July 31, 2022 was $2,556,714 and $27,219, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of July 31, 2022, we had $607,135 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the year ended July 31, 2022 and the seven months ended July 31, 2021:

	Year Ended July 31, 2022	Seven Month Period Ended July 31, 2021
Net cash used in operating activities	$(286,527)	$(15,934)
Net cash provided by investing activities	13,326	18,664
Net cash provided by financing activities	827,158	50,000
Net increase in cash	553,957	52,730
Cash, beginning	53,178	448
Cash, ending	$607,135	$53,178

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

As reflected in the accompanying consolidated financial statements, for the year ended July 31, 2022, the Company had:

●	Net loss of $2,556,714; and
●	Net cash used in operations of $286,527

Additionally, at July 31, 2022, the Company had:

●	Accumulated deficit of $2,708,155
●	Stockholders’ equity of $5,719,109; and
●	Working capital of $506,260

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $607,135 at July 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the year ended July 31, 2022 and the period ended July 31, 2021, the Company determined there were no impairments of goodwill.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses for the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

Revenue Recognition

OpenLocker generates revenue from two main sources, primary sales of NFTs on its online store and commissions collected from sales on the secondary marketplace.

Revenue is recognized in accordance with FASB Topic ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of an NFT to its customer. Currently, all sales contain a single performance obligation.

All payments are received from third-party payment processing providers. The Company receives payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relate to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of an NFT and where no further performance obligations are required:

●	Shopify payouts from credit/debit cards transactions typically occur 2-3 days after date of sale,
●	PayPal payments are received same day; and
●	Cryptocurrency payments are deposited immediately into OpenLocker’s Coin Payments account.

The Company also recognizes revenues generated from the 5% commission fee collected on secondary marketplace sales transacted on the OpenLocker Trading Portal site, operated by Mint Blockchain Solutions, which is deposited into a blocto wallet. The platform uses FUSD (1:1 USD-backed stablecoin) as the fungible token on the Flow network. Conversion from FUSD to USD and transfers to company bank account will be made on a monthly basis.

Shipping fees collected from customers for physical collectibles are included with revenues received from Shopify payouts. The majority of those collectibles have not yet been shipped due to a delay in receiving the goods from our vendor. Prior to the product shipping, any amounts received in advance are accounted for as contract liabilities (deferred revenue).

Software Development Costs

Internal-use software development costs are accounted for in accordance with ASC 350- 40, “Internal-Use Software”. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred.

Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years).

Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs will be included in cost of goods sold in the statements of operations.

For the year ended July 31, 2022 and the period ended July 31, 2021, the Company expensed $46,667 and $0, respectively, in software development costs.

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

Reference is made to Pages F-1 through F-33 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of July 31, 2022, our internal control over financial reporting was not effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm in accordance with applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Howard Gostfrand	54	Chief Executive Officer, Principal Financial Officer and Director
Laura Anthony	55	President, Secretary and Chairperson of the Board
Brian Klatsky	50	Director and President of OpenLocker
Lauren Klatsky	47	Chief Operating Officer of OpenLocker

Howard Gostfrand. Mr. Gostfrand has been involved in the financial industry for over 26 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding small-cap and middle market companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stockbroker focused on small-cap companies, having worked in New York City and South Florida.

ACV is an investor relations and consulting firm focused on assisting small public companies with their approach to the investment community. ACV has represented over 150 companies in diverse industries from all over the country as well as internationally. Mr. Gostfrand has worked closely with management teams and understands the challenges associated with being a small and micro-cap company. Mr. Gostfrand has no intention of acting as the investor relations representative for any entity the Company may complete a transaction with. Rather, his years of experience working with small public companies makes him highly qualified to act as Chief Executive Officer of the Company.

Mr. Gostfrand is also an owner and managing member of A.G. Capital Advisors, LLC (“AG Capital”), a consulting and advisory firm for small and middle market private and public companies.

Mr. Gostfrand received a B.S. degree in Marketing Management from Boston University.

Laura Anthony. Ms. Anthony is the founding partner of Anthony L.G., PLLC, which she founded in 2001, a corporate, securities and business transactions law firm, and has been practicing law since 1993. Ms. Anthony provides corporate counsel to small-cap and middle market private and public companies. For 28 years, Ms. Anthony has served clients in areas including but not limited to compliance with Securities Act offer, sale and registration requirements, including private and public offerings; initial public offerings; follow-on offerings and PIPE transactions; compliance with NASDAQ and NYSE American initial and continued listing requirements; compliance with the initial quotation and maintenance of standards for the OTCQB and OTCQX; working with foreign private issuers; Regulation A/A+ offerings; compliance with the registration and reporting requirements under the Exchange Act; mergers and acquisitions; and general contract and business transactions. Ms. Anthony served on the board of directors of Aditx, Inc. (Nasdaq: ADTX), a biotechnology company, from July 2020 through December 2021.

Ms. Anthony is also an owner and managing member of AG Capital.

Ms. Anthony received a B.A. degree in International Economics from Florida Atlantic University and a Juris Doctorate from Florida State University.

Brian Klatsky. Mr. Klatsky is the President and Founder of OpenLocker. He founded OpenLocker in August 2021 to assist student-athletes monetize their Name, Image, and Likeness with blockchain technology. He also heads the OpenStable division which connects thoroughbred racing fans with their favorite horses with NFTs.

Mr. Klatsky is a successful serial entrepreneur with more than 25 years of experience. He currently serves as a registered investment advisor at Gold Coast Wealth Management since 2017. Prior to GCWM, Mr. Klatsky spent 19 years at KCG (formerly Knight Capital). He served as head of NASDAQ cash trading and the deputy global head of cash trading. During his tenure at KCG, Mr. Klatsky managed firm capital and inventory in domestic and international equities for short term and long-term trading portfolios. He specialized in finding value in small cap names that lacked analyst and institutional coverage. Other responsibilities included developing and optimizing an electronic trading environment to provide world class customer service and enhanced liquidity to hundreds of broker dealer and institutional clients. Over the course of his career, he successfully managed over 300 traders and sales traders, client relationships, and firm capital through volatile market conditions and cycles.

Mr. Klatsky received his MBA from the University of Florida’s Hough Graduate School of Business with a global finance specialization from the Hong Kong University of Science and Technology. He obtained his B.S. with a major in Business from Skidmore College where he played college basketball.

He is the founder of Team Rio University (TRU). TRU is a non-profit grassroots basketball program in partnership with the Mario V. Chalmers Foundation and I’m Possible Training. TRU has grown into a nationally recognized Under Armour sponsored program responsible for skill development, life mentoring, academic/college placement assistance, and elite competition for middle school and high school student athletes. Brian is also a Founding Partner of BBN Racing.

Mr. Klatsky joined the board of directors of Descrypto on May 31, 2022.

Lauren Klatsky. Ms. Klatsky is the Chief Operating Officer of OpenLocker and has held this position since September 2021. She is also Customer Relationship Manager for “I’m Possible Northeast Skill Lab”. Prior to that she was Director of Global Skill Labs where she developed and implemented a facility licensing program for two years. Other responsibilities included marketing, brand strategy, contract negotiation and conference management. Over the course of her career, Ms. Klatsky has served as a Marketing & PR specialist for Whole Foods Market and Ming East West. She also owned and operated a boutique Pilates studio for four years, specializing in private training and self-myofascial release techniques.

Ms. Klatsky received her M.S. in physics from the University of California, Los Angeles and obtained a B.S. in physics from the Massachusetts Institute of Technology along with a minor in Science, Technology & Society. She also holds an A.O.S degree in Culinary Arts from the Culinary Institute of America. She is a volunteer coach for Girls on the Run in Central New Jersey.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence & Stockholder Director Nominee Recommendations

We have no independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements. We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

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

Family Relationships

Brian Klatsky and Lauren Klatsky are siblings. Other than the foregoing, there are no family relationships among any of our executive officers or directors.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended July 31, 2022 for:

●	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended July 31, 2022, and
●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at July 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2022 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Howard Gostfrand,	7/31/2022	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Principal Financial Officer (1)	7/31/2021	$—	$—	$—	$—	$—	$—

Laura Anthony,	7/31/2022	$—	$—	$—	$—	$—	$—
President (2)	7/31/2021	$—	$—	$—	$—	$—	$—

Brian Klatsky,	7/31/2022	—	$—	$—	$—	$—	$—
President of OpenLocker, Inc. (3)	7/31/2021	—	$—	$—	$—	$—	$—

(1) Mr. Gostfrand was appointed Chief Executive Officer and Principal Financial Officer on or around November 18, 2021.

(2) Ms. Anthony was appointed President on or around November 18, 2021.

(3) Mr. Klatsky founded OpenLocker, Inc. and was appointed President of OpenLocker, Inc. on or around August 25, 2021.

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2022, there were no outstanding options, warrants or equity awards.

Compensation Plans

As of July 31, 2022, the Company reserved 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, as may be determined by the Board.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2022 by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Common Stock (2)
Directors and Executive Officers:
Howard Gostfrand	20,822,500	(3)	35.1%
Laura Anthony	20,822,500	(4)	35.1%
Brian Klatsky	6,927,113	(5)	16.6%
All directors and officers as a group (4 persons)	48,984,020	(6)	58.6%

5% Stockholders:
Balance Labs, Inc.	7,175,084	(7)	18.6%
Lyons Capital, LLC	2,084,112	(8)	5.4%
Abby Klatsky	3,927,113		10.2%
Brendan O’Brien	3,927,113		10.2%

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

(2) Based on 38,637,506 shares of the Company’s common stock and 44,520 shares of Series A preferred stock issued and outstanding as of October 31, 2022. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time. On any matter submitted to the holders of common stock for a vote or on which the holders of common stock have a right to vote, each share of Series A preferred stock will have a number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible, but without conversion being required in connection therewith. Accordingly, each share of Series A preferred stock has 1,000 votes. The Series A preferred stock votes together with the common stock as one class.

(3) Represents 62,500 shares of common stock and 20,760 shares of Series A preferred stock held by American Capital Ventures, Inc. Howard Gostfrand is the President of American Capital Ventures, Inc., and has voting and dispositive power over the shares held by American Capital Ventures, Inc.

(4) Represents 62,500 shares of common stock and 20,760 shares of Series A preferred stock held by Leone Group LLC. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time. Laura Anthony is the Managing Member of Leone Group LLC and has voting and dispositive power over the shares held by Leone Group, LLC.

(5) Represents 3,927,113 shares of common stock and 3,000 shares of Series A preferred stock held by Mr. Klatsky. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time.

(6) Represents shares held by Mr. Gostfrand, Ms. Anthony, Mr. Klatsky and Ms. Klatsky. Represents 4,052,113 shares of common stock, 44,520 shares of Series A preferred stock, and a vested stock option to purchase 411,907 shares of the Company’s common stock at an exercise price of $0.12 per share. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time.

(7) As disclosed in that certain Schedule 13D/A filed with the SEC on March 7, 2022 by Balance Labs, Inc. Represents shares held by Balance Labs, Inc. Michael D. Farkas is the beneficial holder of approximately 59.9% of the issued and outstanding capital stock of Balance Labs, Inc, holding 11,888,889, 1,400 and 1,098,526 shares of common stock of Balance Labs, Inc. through Balance Holdings, LLC, Shilo Security Solutions, Inc., and Shilo Holding Group LLC, respectively, as of March 7, 2022.

(8) Represents shares held by Lyons Capital, LLC. Jason Lyons is the Chief Executive Officer of Lyons Capital LLC, and has voting and dispositive power over the shares held by Lyons Capital LLC.

Equity Compensation Plan Information

The table below sets forth information as of July 31, 2022.

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

In connection with the acquisition of OpenLocker on May 31, 2022, the Company acquired an existing right-of-use operating lease for office space. The lease is for an initial term of two years at $500 per month. The lease does not contain any renewal options. During the period September 1, 2021 through May 31, 2022, no rent was due. The Company is required to pay a total of $7,500 over a 15 month period from June 1, 2022 through August 31, 2023. The Company is leasing the office space from a family member of OpenLocker’s Chief Executive Officer.

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

	Note Payable		Note Payable		Note Payable
Terms	Related Parties		Related Party		Related Party

Issuance date of notes	Prior to 2018		June 29, 2021		July 9, 2021
Maturity date	Due on demand		June 28, 2022	A	June 28, 2022	A
Interest rate	12%		12%		12%
Collateral	Unsecured		Unsecured		Unsecured

							Total

Principal	$112,167		$25,000		$25,000		$162,167

Balance - July 31, 2020	$112,167		$-		$-		$112,167
Proceeds from issuance of notes	-		25,000		25,000		50,000
Balance - July 31, 2021	112,167		25,000		25,000		162,167
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable			(25,000)	C	(25,000)	C	(50,000)
Balance - July 31, 2022	$-		$-		$-		$-

A Due on the earlier of June 28, 2022, or the date which the Company raises at least $200,000 from investors.

B These notes were forgiven by the debt holders in February 2022. Total principal and accrued interest totaled $155,743. Since these transactions occurred with related parties, gain on debt forgiveness was recorded as an increase to additional paid-in capital. See Note 5.

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

The aggregate fees billed by Hudgens CPA, PLLC, our independent registered public accounting firm (“Hudgens”), for the fiscal years ended July 31, 2022 and 2021 for:

●	Professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”);
●	Assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);
●	Tax compliance, advice, and planning (“Tax Fees”); and
●	Other products or services provided (“Other Fees”)

were as follows:

	Fiscal Year Ended July 31, 2022	Fiscal Year Ended July 31, 2021
Audit Fees	$	$22,000
Audit Related Fees (1)	$	$—
Tax Fees	$	$—
All Other Fees	$	$—
Total	$	$22,000

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

The consolidated financial statements of the registrant and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit No.	Document
2.1	Share Exchange Agreement dated June 15, 2021 by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
2.2	Amendment and Acknowledgement Pursuant to Share Exchange Agreement by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on December 18, 2020).
3.2	Certificate of Withdrawal for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.3	Certificate of Withdrawal for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.4	Amended and Rested Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the SEC on February 4, 2021).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
10.2	Securities Exchange Agreement dated July 13, 2021 between W Technologies, Inc. and Mid Atlantic Capital Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
10.3	Promissory Note dated July 9, 2021 issued by KryptoBank to Lyons Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
10.4	Promissory Note dated June 29, 2021 issued by KryptoBank to Balance Labs, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
10.5	Promissory Note dated January 17, 2018 issued by KryptoBank to Lyons Capital LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
10.6†	CEO Employment Agreement between the Company and Aleksandr Rubin (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
10.7†	CIO Employment Agreement between the Company and Meir Wexler (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Management contract, compensation plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2022	DESCRYPTO HOLDINGS, INC.

	By:	/s/ Howard Gostfrand
	Name:	Howard Gostfrand
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Gostfrand	Chief Executive Officer and Director	October 31, 2022
Howard Gostfrand	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Laura Anthony	President and Chairperson of the Board	October 31, 2022
Laura Anthony

/s/ Brain Klatsky	Director	October 31, 2022
Brian Klatsky

DESCRYPTO HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Descrypto Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Descrypto Holdings, Inc. (the Company) as of July 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, deficit, and cash flows for the year ended July 31, 2022, the seven months ended July 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the for the year ended July 31, 2022, the seven months ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of OpenLocker, Inc.

On May 31, 2022, the Company. The Company acquired 100% equity interest in OpenLocker, Inc.. (Openlocker) for total consideration of $5.14 million. The Company determined that the acquisition was a business combination and accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed at fair value as of the transaction dates. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and identifiable intangible assets acquired. We identified the estimation of the fair value of the consideration transferred, assets acquired, and liabilities assumed in the acquisition as a critical audit matter.

We identified the valuation of the consideration transferred, assets acquired, and liabilities assumed as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used such as forecasted sales growth rates, cash flows, attrition rates, market-based royalty rates, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter were Addressed in the Audit

Our audit procedures related to the following:

●	We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	We obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

●	We obtained valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

●	We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.

/s/Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2021

Houston, Texas

October 31, 2022

Descrypto Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2022	July 31, 2021
Assets

Current Assets
Cash	$607,135	$53,178
Total Current Assets	607,135	53,178

Website - net	6,069	9,445

Other Assets
Operating lease - right-of-use asset - related party	3,630	-
Investment	15,000	15,000
Intangible asset - net	2,244,773	-
Goodwill	2,943,874	-
Total Other Assets	5,207,277	15,000

Total Assets	$5,820,481	$77,623

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$95,165	$17,428
Accounts payable and accrued expenses - related party	-	54,525
Operating lease liability - related party	5,710	-
Notes payable - related parties	-	162,167
Total Current Liabilities	100,875	234,120

Operating lease liability - related party	497	-

Total Liabilities	101,372	234,120

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, preferred stock - $0.0001 par value 200,000 shares authorized, 35,520 and 0 shares issued and outstanding, respectively	4	-
Common stock - $0.0001 par value, 10,000,000,000 shares authorized 38,382,506 and 259,376,620 shares issued and outstanding, respectively	3,839	25,937
Additional paid-in capital	8,423,421	(30,993)
Accumulated deficit	(2,708,155)	(151,441)
Total Stockholders’ Equity (Deficit)	5,719,109	(156,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,820,481	$77,623

The accompanying notes are an integral part of these consolidated financial statements

Descrypto Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended	For the Seven Months Ended
	July 31, 2022	July 31, 2021

Revenues	$208	$-

Operating expenses
Research and development	46,667	-
General and administrative expenses	2,447,758	16,045
Total operating expenses	2,494,425	16,045

Loss from operations	(2,494,217)	(16,045)

Other income (expense)
Interest income - related parties	-	884
Impairment expense	-	(2,835)
Loss on debt extinguishment - related parties	(52,094)	-
Interest expense - related party	(10,403)	(9,223)
Total other income (expense) - net	(62,497)	(11,174)

Net loss	$(2,556,714)	$(27,219)

Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	141,389,889	233,719,313

The accompanying notes are an integral part of these consolidated financial statements

Descrypto Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended July 31, 2022

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

July 31, 2021	-	$-	259,376,620	$25,937	$(30,993)	$(151,441)	$(156,497)

Recognition of stock based compensation	-	-	-	-	3,605,772	-	3,606,040

Share redemptions	(142,080)	(14)	(240,814,962)	(24,079)	23,155	-	(938)

Stock issued in conversion of notes payable and accrued interest - related parties	-	-	135,450	14	106,260	-	106,274

Stock issued for cash	-	-	182,978,736	18,296	809,800	-	828,096

Forgiveness of notes payable and accrued interest - related parties	-	-	-	-	155,743	-	155,743

Stock issued for services and true up of previously recognized compensation	-	-	1,807,042	181	(1,404,809)	-	(1,404,896)

Series A preferred stock issued for common stock - related parties	177,600	18	(177,600,382)	(17,760)	17,742	-	-

Acquisition of Open Locker, Inc.	-	-	12,500,002	1,250	5,140,751	-	5,142,001

Net loss	-	-	-	-	-	(2,556,714)	(2,556,714)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

The accompanying notes are an integral part of these consolidated financial statements

Descrypto Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Seven Months Ended July 31, 2021 and the Year Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2019	233,474,958	$23,347	$(12,097)	$(110,852)	$(99,602)

Net loss	-	-	-	(13,370)	(13,370)

December 31, 2020	233,474,958	23,347	(12,097)	(124,222)	(112,972)

Shares issued in connection with reverse merger	25,901,662	2,590	(18,896)	-	(16,306)

Net loss	-	-	-	(27,219)	(27,219)

July 31, 2021	259,376,620	$25,937	$(30,993)	$(151,441)	$(156,497)

The accompanying notes are an integral part of these consolidated financial statements

Descrypto Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended	For the Seven Months Ended
	July 31, 2022	July 31, 2021
Operating activities
Net loss	$(2,556,714)	$(27,219)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	54,751
Amortization - website	3,376	111
Amortization of operating lease right-of-use asset - related party	559	-
Impairment	-	2,835
Recognition of stock based compensation	3,606,040
Stock issued for services	(1,404,896)	-
Loss on debt extinguishment - related parties	52,094	-
Changes in operating assets and liabilities
Increase (decrease) in
Notes receivable - related parties	-	-
Interest receivable - related parties	-	(884)
Accounts payable and accrued expenses	(34,060)	-
Accounts payable and accrued expenses - related parties	(6,769)	9,223
Operating lease liability - related party	(908)	-
Net cash used in operating activities	(286,527)	(15,934)

Investing activities
Cash acquired in acquisition of Open Locker, Inc.	13,326	-
Issuance of note receivable - related party - net of repayments	-	28,164
Purchase of property and equipment	-	(9,500)
Net cash provided by investing activities	13,326	18,664

Financing activities
Stock issued for cash	828,096	-
Cash paid for share common stock and preferred stock redemptions	(938)	-
Proceeds from issuance of notes payable	-	50,000
Net cash provided by financing activities	827,158	50,000

Net increase in cash	553,957	52,730

Cash - beginning of year	53,178	448

Cash - end of year	$607,135	$53,178

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of Series A, preferred stock into common stock	$17,760	$-
Acquisition of Open Locker, Inc.	$5,142,001	$-
Forgiveness of notes payable and accrued interest - related parties	$155,743	$-
Stock issued in conversion of notes payable and accrued interest - related parties	$54,180	$-
Reverse merger	$-	$16,306

The accompanying notes are an integral part of these consolidated financial statements

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

Descrypto Holdings, Inc. and Subsidiary (collectively, “we,” “us,” “our” or the “Company”) is a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets with a focus on assets that promote environmental, social and governance (“ESG”) policies. We are focused on digital financial services, NFTs and tokenization of assets which combined provide for a robust ecosystem providing our shareholders an opportunity to invest in an emerging industry with exponential growth opportunity. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

The parent (Descrypto Holdings, Inc.) and subsidiary are organized as follows:

Company Name		Incorporation Date	State of Incorporation
Descrypto Holdings, Inc.		1996	Delaware
Descrypto, Inc.	*	2017	Delaware
Descrypto Studio, LLC		2022	Wyoming
Open Locker, Inc.	**	2021	Delaware

*	Entity was acquired in a reverse merger on July 29, 2021.

**	See Note 6 regarding the acquisition of Open Locker, Inc. on May 31, 2022.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended July 31, 2022, the Company had:

●	Net loss of $2,556,714; and
●	Net cash used in operations of $286,527

Additionally, at July 31, 2022, the Company had:

●	Accumulated deficit of $2,708,155
●	Stockholders’ equity of $5,719,109; and
●	Working capital of $506,260

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $607,135 at July 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

During the year ended July 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

To date, the Company has not experienced any significant economic impact due to COVID-19.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s prior period reflects seven months of activity. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KT (transition period from January 1, 2021 to July 31, 2021) for the period ended July 31, 2021 filed with the SEC on November 15, 2021.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with Accounting Standards Codification, ASC 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At July 31, 2022 and 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At July 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At July 31, 2022 and 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the year ended July 31, 2022 and the period ended July 31, 2021, the Company determined there were no impairments of goodwill.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses for the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

There were no impairment losses for the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

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

There were no impairment losses for the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

Operating Lease

From time to time, we may enter into operating lease or sub-lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right- of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right- of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We may have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. Our lease does not include an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

See Note 9.

Revenue Recognition

OpenLocker generates revenue from two main sources, primary sales of NFTs on its online store and commissions collected from sales on the secondary marketplace.

Revenue is recognized in accordance with FASB Topic ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of an NFT to its customer. Currently, all sales contain a single performance obligation.

All payments are received from third-party payment processing providers. The Company receives payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relate to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of an NFT and where no further performance obligations are required:

●	Shopify payouts from credit/debit cards transactions typically occur 2-3 days after date of sale,

●	PayPal payments are received same day; and

●	Cryptocurrency payments are deposited immediately into OpenLocker’s Coin Payments account.

The Company also recognizes revenues generated from the 5% commission fee collected on secondary marketplace sales transacted on the OpenLocker Trading Portal site, operated by Mint Blockchain Solutions, which is deposited into a blocto wallet. The platform uses FUSD (1:1 USD-backed stablecoin) as the fungible token on the Flow network. Conversion from FUSD to USD and transfers to company bank account will be made on a monthly basis.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Shipping fees collected from customers for physical collectibles are included with revenues received from Shopify payouts. The majority of those collectibles have not yet been shipped due to a delay in receiving the goods from our vendor. Prior to the product shipping, any amounts received in advance are accounted for as contract liabilities (deferred revenue).

Software Development Costs

Internal-use software development costs are accounted for in accordance with ASC 350- 40, “Internal-Use Software”. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred.

Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years).

Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs will be included in cost of goods sold in the statements of operations.

For the year ended July 31, 2022 and the period ended July 31, 2021, the Company expensed $46,667 and $0, respectively, in software development costs.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2022 and 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $16,722 and $823 in marketing and advertising costs during the year ended July 31, 2022 and the period ended July 31, 2021, respectively.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

The Company effected a reverse merger and recapitalization on July 29, 2021, as a result, all share and per share amounts have been retroactively restated to the earliest period presented (for the period ended July 31, 2021).

For the year ended July 31, 2022 and the period ended July 31, 2021, the Company had potentially dilutive equity securities of 35,520,000 and 0, respectively. These securities consist solely of Series A, convertible preferred stock, which convert into 1,000 shares of common stock for each 1 share of Series A, convertible preferred stock held.

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 3 – Property and Equipment

Property and Equipment consisted of the following:

			Estimated Useful
	July 31, 2022	July 31, 2021	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	4,767	1,391
Website - net	$6,069	$9,445

During the seven months ended July 31, 2021, the company incurred costs of $9,500 in revising and updating the website.

Amortization expense for the year ended July 31, 2022 and the period ended July 31, 2021, was $3,376 and $111, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 4 – Notes Payable – Related Parties and Debt Forgiveness

The following represents a summary of the Company’s notes payable – related parties, key terms, and outstanding balances at July 31, 2022 and 2021 respectively:

	Note Payable		Note Payable		Note Payable
Terms	Related Parties		Related Party		Related Party

Issuance date of notes	Prior to 2018		June 29, 2021		July 9, 2021
Maturity date	Due on demand		June 28, 2022	A	June 28, 2022	A
Interest rate	12%		12%		12%
Collateral	Unsecured		Unsecured		Unsecured

							Total

Principal	$112,167		$25,000		$25,000		$162,167

Balance - July 31, 2020	$112,167		$-		$-		$112,167
Proceeds from issuance of notes	-		25,000		25,000		50,000
Balance - July 31, 2021	112,167		25,000		25,000		162,167
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable			(25,000)	C	(25,000)	C	(50,000)
Balance - July 31, 2022	$-		$-		$-		$-

A Due on the earlier of June 28, 2022, or the date which the Company raises at least $200,000 from investors.

B These notes were forgiven by the debt holders in February 2022. Total principal and accrued interest totaled $155,743. Since these transactions occurred with related parties, gain on debt forgiveness was recorded as an increase to additional paid-in capital. See Note 5.

C The Company issued 135,450 shares of common stock, having a fair value of $106,274, to settle the outstanding principal and related accrued interest of $54,180 on these notes payable - related parties, resulting in a loss on debt extinguishment of $52,094. See Note 5.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 5 – Stockholders’ Equity (Deficit)

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

Equity Transactions for the Year Ended July 31, 2022

Preferred Stock Share Redemptions

The Company agreed to repurchase common stock from certain shareholders. The Company redeemed 142,080 shares at $0.0001/share for a net amount of $3. The shares were cancelled and are available for future issuances.

Common Stock Share Redemptions

The Company agreed to repurchase common stock from certain shareholders. The Company redeemed 240,814,962 shares ranging from $0.00001 - $0.000001/share for a net amount of $935. The shares were cancelled and are available for future issuances.

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

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Stock Issued for Cash

The Company issued 182,978,736 shares of common stock for $828,096 ($0.0001 – $0.40/share).

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

Stock Issued for Services

Period Ended July 31, 2021

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

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 0.5% of the outstanding common stock on that date (1,296,883 shares) to be earned over the following six-month period beginning on August 1st. These shares were fully earned as of January 31, 2022.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Year Ended July 31, 2022

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

Note 6 – Acquisition and Pro Forma Financial Information for Open Locker, Inc.

OpenLocker, Inc. (“OL”)

On May 31, 2022, the Company entered into a share exchange agreement with OL and issued 12,500,002 shares of common stock, having a fair value of $5,142,001 ($0.41/share), based upon recent cash offering prices in third party sales, to purchase 100% of OL’s, outstanding stock in a transaction treated as a business combination.

The cash price paid by third parties was the best evidence of fair value given the Company is thinly traded on OTC markets and had more sales of stock sold for cash than stock traded on the open market at the time of the transaction.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price consideration is considered preliminary as of July 31, 2022, with the excess purchase price allocated to an intangible asset, which consisted of intellectual property and goodwill and is subject to change. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.

The acquisition of OL was reflected in the accompanying consolidated financial statements at July 31, 2022, the results of operations and cash flows are included in the consolidated financial statements as of and from the acquisition date.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

In addition, the Company agreed to the following pursuant to the terms of the Share Exchange Agreement:

1.	Following the Closing, the Company will reserve 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, on terms to be determined by the Company’s Board of Directors (the “Board”);
2.	At the Closing, the Company will contribute $300,000 to the operations of OpenLocker, which funds will generally be used for working capital uses and for the payment of OpenLocker payables and costs and expenses incurred by OpenLocker in connection with the Exchange and related transactions, and not for executive salaries, cash bonuses, etc.;
3.	Following the Closing and prior to September 1, 2022, the Company will fund at least an additional $250,000 to the operations of OpenLocker, which will generally be used for working capital uses and not for executive salaries, cash bonuses, etc.;
4.	At the Closing, Mr. Klatsky will be named as a member of the Board; and
5.	At the Closing, American Capital Ventures, Inc. (“ACV”), Leone Capital Group LLC (“Leone”) and Mr. Klatsky will enter into a voting agreement pursuant to which, subject to the terms and conditions therein, Leone and ACV will agree to vote for Mr. Klatsky as a director of the Company

Both ACV and Leone are significant stockholders of the Company. Howard Gostfrand, the Company’s Chief Executive Officer, Principal Financial Officer and a member of the Board, is the sole owner of ACV. Laura Anthony, the Company’s President and a member of the Board, is the sole owner of Leone.

It is expected that the business of OpenLocker will become one of the core businesses of the Company following the Closing. OpenLocker is a leading innovator in utilizing blockchain technology to provide digital ownership of NFTs for college athletes and thoroughbred racing stars.

The Share Exchange Agreement includes customary representations, warranties, and covenants by the respective parties and closing conditions, including that all SAFEs shall have been converted or exercised. Consummation of the transactions contemplated under the Share Exchange Agreement is not subject to a financing condition.

See Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2022 for a complete discussion of the transaction.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Common stock (12,500,002 shares of common stock ($0.41/share)) (1)	$5,142,001

Fair value of consideration transferred	5,142,001

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	13,328
Total assets acquired	13,328

Accounts payable and accrued expenses	114,725
Total liabilities assumed	114,725

Total identifiable net liabilities	(101,397)

Amount to allocate to intangible asset and goodwill	5,243,398

Less: allocation for identifiable intangible asset (intellectual property)	2,299,524

Less: allocation for goodwill	2,943,874

$-

(1)	Fair value of common stock issued was determined based upon recent cash offerings with third parties.

In connection with the purchase of OL, there were no additional transaction costs incurred.

The goodwill of $2,943,874 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if the transaction had occurred on August 1, 2021 and 2020, respectively. However, OL was incorporated in August 2021, therefore there were no pro forma operations for OL for the period ended July 31, 2021.

For purposes of presenting the pro forma information for the period ended July 31, 2021, the data consists solely of the Company, while giving effect to the issuance of the 12,500,002 shares of common stock as if this occurred on August 1, 2021.

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

	Nine Months Ended	Period Ended
	April 30, 2022	July 31, 2021

Revenues	$23,162	$-

Net loss	$(1,929,883)	$(121,231)

Loss per share - basic	$(0.01)	$(0.00)

Loss per share - diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic	153,889,891	271,876,622

Weighted average number of shares - diluted	153,889,891	271,876,622

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 7 – Intangible Asset

In connection with the acquisition of OL, the Company recognized an intangible asset related to intellectual property. The Company believes the intellectual property is critical to the success of the business going forward and believes that the fair value ascribed is fully recoverable.

The Company’s intangible asset is as follows:

			Estimated Useful
	July 31, 2022	July 31, 2021	Life (Years)

Gross carrying amount	$2,299,524	$-	7
Accumulated amortization	54,751	-
Net carrying amount	$2,244,773	$-

Amortization expense for the years ended July 31, 2022 and 2021 was $54,751 and $0, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended July 31,

2023	$328,503
2024	328,503
2025	328,503
2026	328,503
2027	328,503
Thereafter	602,256
Total	$2,244,773

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the year ended July 31, 2022 and the period ended July 31, 2021 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2021	-	$-	-	$-	$-
Exercisable - July 31, 2021	-	$-	-	$-	$-
Granted	864,489	$0.14	-	-	$0.14
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-

During the year ended July 31, 2022, the Company granted 864,489, ten-year (10) options to various employees. These options were fully vested upon issuance. These options had exercise prices ranging from $0.12 to $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $534,466.

For the year ended July 31, 2022, fair value was based upon the following management estimates:

Year Ended July 31, 2022

Expected term (years)	5
Expected volatility	275% - 276%
Expected dividends	0%
Risk free interest rate	2.85% - 2.98%

Compensation expense recorded for stock-based compensation is as follows for the year ended July 31, 2022 and the period ended July 31, 2021, $534,466 and $0, respectively.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 9 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing Right-of-Use operating lease for office space. The lease is for an initial term of two (2) years at $500 per month. The lease does not contain any renewal options.

During the period September 1, 2021 through May 31, 2022 no rent was due. The Company is required to pay a total of $7,500 over a fifteen-month (15) period from June 1, 2022 through August 31, 2023.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At July 31, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

The tables below present information regarding the Company’s operating lease assets and liabilities at July 31, 2022:

July 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$3,630

Liabilities

Operating lease liability	$6,207

Weighted-average remaining lease term (years)	1.08

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$559
Lease liability expense in connection with obligation repayment	92
Total operating lease costs	$650

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$908
Right-of-use asset obtained in exchange for new operating lease liability	$4,189

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year at July 31, 2022:

2023	$6,000
2024	500
Total undiscounted cash flows	6,500
Less: amount representing interest	(293)
Present value of operating lease liability	6,207
Less: current portion of operating lease liability	(5,710)
Long-term operating lease liability	$497

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Student Athlete Licensing Agreements

The Company has entered into several agreements with student athletes related to the sale of NFT’s and related collectibles.

There may be initial sales as well as resales of these products. The Company and the student athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student athlete a commission for any resales.

At July 31, 2022 and 2021, the Company owed student athletes $575 and $0, respectively, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Note 10 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 28.87% to loss before taxes), are approximately as follows:

	July 31, 2022	July 31, 2021
Federal income tax benefit - 19.17% and 20.09%, respectively	$(513,000)	$(5,000)
State income tax - 4.458% and 4.35%, respectively	(114,000)	(2,000)
Tax effect of timing differences for income tax purposes	554,000	-
Non-deductible items	13,000	-
Subtotal	(60,000)	(7,000)
Change in valuation allowance	60,000	7,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2022 and 2021, respectively, are approximately as follows:

	July 31, 2022	July 31, 2021

Deferred Tax Assets
Amortization of intangible asset	$13,000	$-
Amortization of website	1,000	-
Share based payments	540,000	-
Change in fair value of derivative liabilities	-	-
Net operating loss carryforwards	(98,000)	(38,000)
Total deferred tax assets	456,000	38,000
Less: valuation allowance	(456,000)	(38,000)
Net deferred tax asset recorded	$-	$-

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

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

During the year ended July 31, 2022, the valuation allowance increased by approximately $53,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At July 31, 2022, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $395,000 (approximately $98,000 at the blended tax rate). The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017 expire through 2037.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three- year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, are not expected to impact the Company’s effective tax rate.

DESCRYPTO HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

The Company files corporate income tax returns in the United States and State of Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense.

At July 31, 2022 and 2021, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 11 – Subsequent Events

In September 2022, the Company granted 1,478,050, ten-year (10) options to an employee for services to be rendered during the period September 2022 - August 2023. These options vest ratably over a twelve-month (12) period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $427,612.

Fair value was based upon the following management estimates:

Year Ended July 31, 2023

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

On October 5, 2022, the Company entered into certain Subscription Agreements (each, a “Series A Subscription Agreement” and collectively, the “Series A Subscription Agreements”), dated as of October 5, 2022 by and between the Company and each of the following purchasers: Brian Klatsky, American Capital Ventures Inc. (“ACV”), and Leone Group LLC (“Leone”) (collectively, the “Series A Purchasers”). Pursuant to the terms of the Series A Subscription Agreements, the Company agreed to issue shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Shares”) to the Series A Purchasers.

Mr. Klatsky is a member of the Company’s Board of Directors, a significant stockholder of the Company and President of OpenLocker, Inc., a wholly owned operating subsidiary of the Company. Howard Gostfrand, Chief Executive Officer, Principal Financial Officer and director of the Company, is President and founder of ACV. Laura Anthony, President and Chairperson of the Company’s Board of Directors, is managing member of Leone.

Pursuant to the Series A Subscription Agreements, the Company issued an aggregate of 9,000 Series A Preferred Shares to the Series A Purchasers. Of this amount, the Company (i) issued 3,000 Series A Preferred Shares to ACV at a purchase price of $0.66666666 per share, for a total purchase price of $2,000, (ii) issued 3,000 Series A Preferred Shares to Leone at a purchase price of $0.66666666 per share, for a total purchase price of $2,000, and (iii) issued 3,000 Series A Preferred Shares to Brian Klatsky at a purchase price of $0.66666666 per share, for a total purchase price of $2,000. After giving effect to these issuances, the Company has 44,520 Series A Preferred Shares outstanding.

