Form 10-Q
period 2022-10-31
OpenLocker Holdings, Inc.
filed 2022-12-14
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 000-24520

OpenLocker Holdings, Inc.

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

As of December 14, 2022, there were 38,950,006 shares of common stock, par value $0.0001, issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022, as the same may be updated from time to time.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

Consolidated Balance Sheets

	October 31, 2022	July 31, 2022
Assets
Current Assets
Cash	$405,615	$607,135
Total Current Assets	405,615	607,135

Website - net	5,277	6,069

Other Assets
Operating lease - right-of-use asset - related party	2,792	3,630
Investment	15,000	15,000
Intangible asset - net	2,162,647	2,244,773
Goodwill	2,943,874	2,943,874
Total Other Assets	5,124,313	5,207,277

Total Assets	$5,535,205	$5,820,481

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$99,697	$95,165
Operating lease liability - related party	4,822	5,710
Total Current Liabilities	104,519	100,875

Operating lease liability - related party	-	497

Total Liabilities	104,519	101,372
Commitments and Contingencies

Stockholders’ Equity
Series A, preferred stock - $0.0001 par value 200,000 shares authorized, 44,920 and 35,520 shares issued and outstanding, respectively	4	4
Common stock - $0.0001 par value, 10,000,000,000 shares authorized 38,637,506 and 38,382,506 shares issued and outstanding, respectively	3,864	3,839
Additional paid-in capital	8,700,679	8,423,421
Accumulated deficit	(3,273,861)	(2,708,155)
Total Stockholders’ Equity	5,430,686	5,719,109

Total Liabilities and Stockholders’ Equity	$5,535,205	$5,820,481

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Revenues	$5,140	$-

Operating expenses
Research and development	72,522	-
General and administrative expenses	498,324	2,559,808
Total operating expenses	570,846	2,559,808

Loss from operations	(565,706)	(2,559,808)

Other income (expense)
Interest expense - related party	-	(4,877)
Total other income (expense) - net	-	(4,877)

Net loss	$(565,706)	$(2,564,685)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	38,527,805	259,376,620

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended October 31, 2022

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109
Stock issued for cash - preferred stock - related parties	9,000	-	-	-	6,000	-	6,000
Stock issued for cash - common stock	-	-	125,000	12	49,988	-	50,000
Stock issued for services	-	-	130,000	13	51,987	-	52,000
Recognition of stock based compensation	-	-	-	-	167,167	-	167,167
Contributed capital - related parties	-	-	-	-	2,116	-	2,116
Net loss	-	-	-	-	-	(565,706)	(565,706)
October 31, 2022	44,520	$4	38,637,506	$3,864	$8,700,679	$(3,273,861)	$5,430,686

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended October 31, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
July 31, 2021	259,376,620	$25,937	$(30,993)	$(151,441)	$(156,497)
Recognition of stock based compensation	-	-	2,528,922		2,528,922
Net loss	-	-	-	(2,564,685)	(2,564,685)
October 31, 2021	259,376,620	$25,937	$2,497,929	$(2,716,126)	$(192,260)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. (f/k/a Descrypto Holdings, Inc.) and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Operating activities
Net loss	$(565,706)	$(2,564,685)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	82,126
Amortization - website	792	792
Amortization of operating lease right-of-use asset - related party	838	-
Recognition of stock based compensation	167,167	2,528,923
Stock issued for services	52,000	-
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and accrued expenses	4,532	-
Accounts payable and accrued expenses - related parties	-	4,877
Operating lease liability - related party	(1,385)	-
Net cash used in operating activities	(259,636)	(30,093)

Financing activities
Stock issued for cash - preferred stock - related parties	6,000	-
Stock issued for cash - common stock	50,000	-
Contributed capital	2,116	-
Net cash provided by financing activities	58,116	-

Net decrease in cash	(201,520)	(30,093)

Cash - beginning of period	607,135	53,178

Cash - end of period	$405,615	$23,085

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc., formerly known as Descrypto Holdings, Inc., and Subsidiary (collectively, “we,” “us,” “our” or the “Company”) is a holding company that plans to identify and acquire uniquely positioned blockchain technology companies and digital assets with a focus on assets that promote environmental, social and governance (“ESG”) policies. We are focused on digital financial services, NFTs and tokenization of assets which combined provide for a robust ecosystem providing our shareholders an opportunity to invest in an emerging industry with exponential growth opportunity. We aim to partner with best in-class teams and develop collaborative relationships to help execute their vision, drive sustainable growth, and ultimately create long-term value.

The parent (OpenLocker Holdings, Inc., formerly known as Descrypto Holdings, Inc.) and subsidiary are organized as follows:

Company Name		Incorporation Date	State of Incorporation
OpenLocker Holdings, Inc.		1996	Delaware
Descrypto, Inc.	*	2017	Delaware
Descrypto Studio, LLC		2022	Wyoming
Open Locker, Inc.	**	2021	Delaware

*	Formerly known as Descrypto Holdings, Inc., entity changed name on December 5, 2022.

**	Entity was acquired in a reverse merger on July 29, 2021.

***	See Note 6 regarding the acquisition of Open Locker, Inc. on May 31, 2022.

Reverse Merger

On July 29, 2021, the Company entered into a share exchange agreement with KryptoBank Co. (“KryptoBank”) and its stockholders, pursuant to which the Company issued common stock representing 90% (233,474,958 shares) of the Company’s total issued and outstanding common stock in exchange for 100% interest in KryptoBank. KryptoBank was incorporated in Delaware on December 27, 2017. Pursuant to the terms of the exchange agreement, previous note holders were issued shares of common stock as settlement of the outstanding notes payable. As a result, KryptoBank became a wholly owned subsidiary of the Company and assumed net liabilities of $16,306. This transaction was accounted for as a reverse merger by which KrytoBank is deemed to be the accounting acquirer. Consequently, the assets, liabilities and historical operations are those of KryptoBank. In November 2021, KryptoBank’s name was changed to OpenLocker, Inc.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended October 31, 2022, the Company had:

●	Net loss of $565,706; and
●	Net cash used in operations of $259,636

Additionally, at October 31, 2022, the Company had:

●	Accumulated deficit of $3,273,861
●	Stockholders’ equity of $5,430,686; and
●	Working capital of $301,096

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $405,615 at October 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended October 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,
●	Continuing to explore and execute prospective partnering or distribution opportunities;
●	Identifying strategic acquisitions; and
●	Identifying unique market opportunities that represent potential positive short- term cash flow.

During the three months ended October 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

To date, the Company has not experienced any significant economic impact due to COVID- 19.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the period ended July 31, 2022 filed with the SEC on October 31, 2022.

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At October 31, 2022 and July 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At October 31, 2022 and July 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the three months ended October 31, 2022 and 2021, the Company determined there were no impairments of goodwill.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses for the three months ended October 31, 2022 and 2021, respectively.

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

There were no impairment losses for the three months ended October 31, 2022 and 2021, respectively.

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

There were no impairment losses for the three months ended October 31, 2022 and 2021, respectively.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Maintenance and enhancement costs, including those costs in the post- implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs will be included in cost of goods sold in the statements of operations.

For the three months ended October 31, 2022 and 2021, the Company expensed $72,522 and $0, respectively, in software development costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2022 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended October 31, 2022 and 2021, respectively.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $44,048 and $0 in marketing and advertising costs during the three months ended October 31, 2022 and 2021, respectively.

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

The Company effected a reverse merger and recapitalization on July 29, 2021, as a result, all share and per share amounts have been retroactively restated to the earliest period presented (for the period ended July 31, 2021).

For the three months ended October 31, 2022 and 2021, the Company had the following potentially dilutive equity securities:

	October 31, 2022	October 31, 2021
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,110,830	-
Total common stock equivalents	45,630,830	35,520,000

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 3 – Property and Equipment

Property and Equipment consisted of the following:

			Estimated Useful
	October 31, 2022	July 31, 2022	Lives (Years)
Website	$10,836	$10,836	3
Accumulated amortization	5,559	4,767
Website - net	$5,277	$6,069

Amortization expense for the three months ended October 31, 2022 and 2021, was $792 and $792, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 4 – Notes Payable – Related Parties and Debt Forgiveness

The following represents a summary of the Company’s notes payable – related parties, key terms, and outstanding balances at October 31, 2022 and July 31, 2022:

Terms	Note Payable Related Parties		Note Payable Related Party		Note Payable Related Party
Issuance date of notes	Prior to 2018		June 29, 2021		July 9, 2021
Maturity date	Due on demand		June 28, 2022	A	June 28, 2022	A
Interest rate	12%		12%		12%
Collateral	Unsecured		Unsecured		Unsecured
							Total	In-Default

Balance - July 31, 2021	$112,167		$25,000		$25,000		$162,167	$-
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable	-		(25,000)	C	(25,000)	C	(50,000)
Balance - July 31, 2022	-		-		-		-	$-

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 5 – Stockholders’ Equity

The Company has two (2) classes of stock:

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

Equity Transactions for the Three Months Ended October 31, 2022

Stock Issued for Cash – Related Parties

The Company issued 9,000 shares of preferred stock to certain officers and directors for $6,000 ($0.6666/share).

Stock Issued for Cash

The Company issued 125,000 shares of common stock for $7,500 ($0.40/share).

Stock Issued for Services

The Company issued 130,000 shares of common stock for services rendered for $52,000 ($0.40/share), based upon recent cash offerings to third parties.

Contributed Capital – Related Parties

Certain officers and directors contributed $2,116 on behalf of the Company for operating expenses.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price consideration was finalized as of July 31, 2022, with the excess purchase price allocated to an intangible asset, which consisted of intellectual property and goodwill.

The acquisition of OL was reflected in the consolidated financial statements at July 31, 2022

See Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2022 for a complete discussion of the transaction.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date during the year ended July 31, 2022.

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

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 7 – Intangible Asset

In connection with the acquisition of OL, the Company recognized an intangible asset related to intellectual property. The Company believes the intellectual property is critical to the success of the business going forward and believes that the fair value ascribed is fully recoverable.

The Company’s intangible asset is as follows:

	October 31, 2022	July 31, 2022	Estimated Useful Life (Years)
Gross carrying amount	$2,299,524	$-	7
Accumulated amortization	136,878	$-
Net carrying amount	$2,162,646	$-

Amortization expense for the three months ended October 31, 2022 and 2021 was $82,126 and $0, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended July 31,
2023 (9 months)	$246,378
2024	328,503
2025	328,503
2026	328,503
2027	328,503
Thereafter	602,256
Total	$2,162,646

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the three months ended October 31, 2022 and the year ended July 31, 2022 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2021	-	$-	-	$-	$-
Exercisable - July 31, 2021	-	$-	-	$-	$-
Granted	864,489	$0.14	-	-	$0.14
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$-	-	-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - October 31, 2022	2,342,539	$0.49	9.73	$333,440	$-
Exercisable - October 31, 2022	1,110,830	$0.27	9.64	$333,440	$-
Unvested - October 31, 2022	1,231,708	$0.70	9.81	$-	$-

In September 2022, the Company granted 1,478,050, ten-year (10) options to an employee for services to be rendered during the period September 2022 - August 2023. These options vest ratably over a twelve-month (12) period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $1,003,002.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

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

Compensation expense recorded for stock-based compensation is as follows for the three months ended October 31, 2022 and 2021, $167,167 and $0, respectively.

Note 9 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing Right-of-Use operating lease for office space. The lease is for an initial term of two (2) years at $500 per month. The lease does not contain any renewal options.

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

During the period September 1, 2021 through May 31, 2022 no rent was due. The Company is required to pay a total of $7,500 over a fifteen-month (15) period from June 1, 2022 through August 31, 2023.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At October 31, 2022 and July 31, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Assets
Operating lease - right-of-use asset - non-current	$2,792	$3,630
Liabilities
Operating lease liability	$4,822	$6,207
Weighted-average remaining lease term (years)	0.83	1.08
Weighted-average discount rate	8%	8%
The components of lease expense were as follows:
Operating lease costs
Amortization of right-of-use operating lease asset	$838	$559
Lease liability expense in connection with obligation repayment	115	92
Total operating lease costs	$953	$651
Supplemental cash flow information related to operating leases was as follows:
Operating cash outflows from operating lease (obligation payment)	$1,385	$908
Right-of-use asset obtained in exchange for new operating lease liability	$-	$4,189

OPENLOCKER HOLDINGS, INC. (F/K/A DESCRYPTO HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

(UNAUDITED)

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year at October 31, 2022:

2023 (6 Months)	$4,500
2024	500
Total undiscounted cash flows	5,000
Less: amount representing interest	(178)
Present value of operating lease liability	4,822
Less: current portion of operating lease liability	(4,822)
Long-term operating lease liability	$-

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

At October 31, 2022 and July 31, 2022, the Company owed a nominal amount to various student athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of OpenLocker Holdings, Inc.(f/k/a Descrypto Holdings, Inc.) and its subsidiary (together, the “Company” or “OpenLocker”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2022, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements

Overview

Established on August 25, 2021, OpenLocker is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes using blockchain technology to create more immersive experiences for fans. The OpenLocker platform is designed to offer a seamless user experience for individuals who have no prior experience buying or trading digital tokens. Utilizing Flow, a fast, scalable and reliable blockchain, we are able to reduce energy consumption which is better for the environment.

The OpenLocker mission is to empower athletes to monetize their fan engagement with innovative physical and digital collectibles and to create meaningful experiences by using our technology to build communities and deliver benefits. Each digital token is authenticated on the blockchain with a unique serial number which is assigned to the fan upon completing a transaction on the OpenLocker platform. To further engage super fans and boosters, as well as increase an athlete’s earning potential, a one-of-one digital token with the athlete’s Name, Image and Likeness (NIL) may also be offered for sale or by auction. OpenLocker also offers physical collectibles including autographed collectibles and personalized experiences (meet-and-greet or customized activity) with the athlete, arranged by OpenLocker with the athlete’s input and approval. OpenLocker connects the digital and physical worlds by creating unique wallet sized physical collectibles with the digital art printed on one side with a “QR” (quick response) code that directs to the fan community website. Each of these platinum card collectibles is laser-engraved with a unique serial number and hand-signed by the athlete.

OpenLocker launched its initial fan community at the University of Connecticut in February 2022, during the first season following the National Collegiate Athletic Association (NCAA) policy change allowing student-athletes to receive compensation for their NIL. The company deliberately included all 14 eligible members of the men’s basketball team to galvanize the fan base and named the fan community the Bone Yard Huskyz Club (BYHC). The OpenLocker design team created the BYHC logo and Huskyz avatar to play off of the university’s Huskies mascot with an edgy feel. A Huskyz avatar was created in the likeness of each of the athletes and selected super fans for branding and awareness campaigns. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the release date, which was strategically timed around the basketball team’s season schedule. A comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter spaces conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followings and promote sales of their collectibles by word-of-mouth.

A majority of the revenue from the BYHC project was generated on the first day of sales of the digital collectibles. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 digital collectibles sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and a QR code that directs to boneyardhuskyzclub.com. Customer behavior and feedback confirmed that the physical collectible was very well received by the majority of fans, especially those who had little to no experience with blockchain technology. Sales were also directly impacted by the team’s postseason tournament performance in March 2022, as would be expected for all categories of sport collectibles and memorabilia.

As of December 2022, the company has activated communities at Pennsylvania State University (Lionz Club), University of Florida (Gatorverse), Radford University (Rowdy Redz) and anticipates launching several more in the first half of 2023, including Coastal Carolina University (Peoplez Club) and Florida Atlantic University (Prowlerz Club).

OpenLocker entered into a Strategic Partnership Agreement with Student Athlete NIL, LLC in September 2022 which operates the Success With Honor (SWH) Collective at Penn State University. Collaboration with SWH, whose primary aim is to help maximize student-athletes’ NIL opportunities, has enabled OpenLocker to sign NIL contracts with several of the top collegiate athletes in the country, including nationally ranked and NCAA championship wrestlers. The company also has access to the SWH’s large database of fans with a track record of giving to the university and making direct contributions to its student-athletes.

OpenLocker launched the Brave Heartz Lacrosse Club (BHLC) in September 2022 featuring two of the top lacrosse players in the Premier Lacrosse League which offers unparalleled access to training, mentoring and opportunities for fans to attend a game and meet the athletes in person. OpenLocker has been in discussions with professional athletes in a variety of sports including golf, race car driving, e-sports, and beyond.

OpenLocker aims to pay athletes a majority of the revenue generated from sales of their collectibles and compensate them for fan engagement; therefore, it does not currently have licensing agreements with any universities, conferences, leagues or other entities. OpenLocker believes that licensing the NIL directly with each athlete allows OpenLocker to retain more revenue, while giving the athlete a larger percentage of such revenue, which is an important differentiating factor for OpenLocker in the sports collectibles and NIL space.

OpenLocker’s current revenue model includes (i) profit sharing of primary sales on the OpenLocker platform with partners and athletes, (ii) collecting transaction fees from transactions on OpenLocker’s trading portal, (iii) sponsorship and advertising, and (4) fees for additional creative design work, development and product fulfillment services.

OpenLocker launched the OpenStable marketplace in April 2022 to engage the next generation of thoroughbred racing enthusiasts. Through its relationships with owners, trainers and influencers in the racing industry, OpenStable gives fans access to exclusive information, real life experiences, and memorabilia so that they may engage in a truly immersive journey covering a racehorse’s career.

The launch strategy for the OpenStable marketplace involved reaching the largest audience of racing fans (both casual and committed) by creating a collection of collectibles featuring the leading contenders in the Kentucky Derby and Kentucky Oaks, scheduling their release on the weekend prior to each of those two prominent races. Per a Memorandum of Understanding (MOU) dated April 15, 2022, OpenLocker and Horse Races Now established terms for a marketing collaboration, whereby Horse Races Now agreed to drive traffic from its app and e-mail marketing campaigns targeted at its existing user base of racing fans, in exchange for OpenLocker paying Horse Races Now 12.5% of its retained revenues (after transaction fees) generated from sales of all collections on OpenStable.

The MOU has provided OpenLocker with access to the Horse Races Now’s database of 600,000 users and placement in their app. OpenLocker executed a weeklong digital promotion in the Daily Racing Form and conducted media interviews, as well as social media campaigns. While the racing season was at its height, OpenLocker benefited from significant traffic to its website and generated some sales of gear, including apparel, hats, pins, and other items featuring each racehorse’s unique brand (also featuring the OpenStable logo).

OpenLocker has also entered into a partnership agreement with In the Money Media to produce podcasts featuring interviews with owners, trainers and jockeys with a connection to the horses in the OpenStable family. An episode included a conversation with an OpenStable fan who won exclusive access to the paddock and winner’s circle at the 2022 Travers Stakes at the Saratoga Race Course in August 2022 allowing him to see Epicenter before and after the race. OpenLocker also has an agreement with horse racing analyst and Fox Sports announcer, Jonathon Kinchen, to provide promotional support and strategic planning for additional projects in the collegiate sports and horse racing industries. The Company collaborated with Old Smoke Clothing Company to create a one-of-a-kind Winchell/Epicenter button-up shirt for racing fans. A limited edition shirt featuring a gold OpenStable tag on the sleeve is available exclusively on the OpenStable platform for Epicenter digital collectibles holders only and may be purchased as a bundle with Epicenter collectibles.

The user-friendly interface that OpenLocker created for college sports fans and emphasis on fan community building is an important differentiator for OpenStable as it seeks to position itself as the next-generation marketing solution within the thoroughbred racing space. Offering ownership of digital tokens along with rewards and experiences, both in the virtual and physical realms, makes OpenStable products attractive to a younger audience with a goal to develop a next generation younger fan engagement around the thoroughbred racing sport.

The company has been in discussions with retailers and brands who are interested in applying the fan engagement model to build customer loyalty and drive foot traffic to their brick-and-mortar locations.We expect to provide strategic guidance through a network of experienced executives with operational and industry expertise, as well as financing support and other resources necessary to drive value.

OpenLocker believes that it has found a unique and attractive market for the application of blockchain technology by focusing on the college athlete market. In September 2022, OpenLocker rolled out an enhanced Web3 environment that allows fans to access their digital collectibles with a Dapper wallet. Fans that currently held assets purchased on the OpenLocker platform prior to the rollout were given instructions on how to transition to the new environment in a few simple steps. The Dapper wallet, developed by Dapper Labs, has become a trusted partner in blockchain development with millions of users benefiting from its integration with some of the largest sports NFT ventures including NBA Top Shot, NFL All Day and other large-scale consumer offerings.

OpenLocker expects to announce additional enhancements and smartphone integrations to create even more seamless delivery of physical rewards and experiences in early 2023.

Recent Developments

Following the Company’s uplisting to the OTCQB Venture Market in October 2022, the Company filed an application with the Financial Industry Regulatory Associate (“FINRA”) to change its name to “OpenLocker Holdings, Inc.” and to change its ticker symbol. In connection therewith, on December 5, 2022, the Company filed with the Delaware Secretary of State a certificate of amendment to certificate of incorporation (the “Amendment”) in order to change its corporate name from OpenLocker Holdings, Inc. to OpenLocker Holdings, Inc. (the “Name Change”). The Name Change will not be effective for trading purposes until it is cleared by FINRA. The Company expects that FINRA will clear the Name Change in the near future.

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

In addition, as we grow, we seek to acquire companies with:

●	defensible barriers to entry,
●	proven value propositions,
●	identifiable growth opportunities or operational improvements, and
●	paths to sustainable competitive advantages.

RESULTS OF OPERATIONS

Revenue

During the three months ended October 31, 2022 and 2021, we generated revenue of $5,140 and $0, respectively. The increase in revenue was due to OpenLocker’s NFT related sales. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

Operating Expenses

Operating expenses during the three months ended October 31, 2022 and 2021 were $570,846 and $2,559,808, respectively. The decrease in operating expenses was primarily due to stock-based compensation decreasing from $2,528,923 to $167,167, respectively.

Net Loss

For the three months ended October 31, 2022 and 2021, we had net loss of $565,706 and $2,564,685, respectively. The decrease in net loss was primarily due to stock-based compensation decreasing from $2,528,923 to $167,167, respectively.

Other Income (Expense)—Net

Other income (expense)—net for the three months ended October 31, 2022 and 2021 was $0 and $(4,877), respectively. For the three months ended October 31, 2021, other expense—net consisted of interest expense—related party of $4,877.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and early stage of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2022, we had $405,615 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
	2022	2021
Net cash used in operating activities	$(259,636)	$(30,093)
Net cash used in investing activities	-	-
Net cash provided by financing activities	58,116	-
Net decrease in cash	(201,520)	(30,093)
Cash, beginning of period	607,135	53,178
Cash, end of period	$405,615	$23,085

Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt financing. As we expand our activities, we may continue to experience net negative cash flows from operations. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management’s Plans

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended October 31, 2022, the Company had:

●	Net loss of $565,706; and
●	Net cash used in operations of $259,636.

Additionally, at October 31, 2022, the Company had:

●	Accumulated deficit of $3,273,861
●	Stockholders’ equity of $5,430,686; and
●	Working capital of $301,096.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $405,615 at October 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending October 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

During the three months ended October 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2022 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended October 31, 2022 and 2021, respectively.

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

For the three months ended October 31, 2022 and 2021, the Company had the following potentially dilutive equity securities:

	October 31, 2021	October 31, 2021
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,110,830	-
Total common stock equivalents	45,630,830	35,520,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2022, as filed with the SEC on October 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2022, the Company issued unregistered equity securities as follows:

●	The Company issued 9,000 shares of Series A preferred stock to certain officers and directors of the Company for an aggregate purchase price of $6,000 (equal to a per share purchase price of $0.6666).
●	The Company issued 125,000 shares of common stock to third parties for an aggregate purchase price of $7,500 (equal to a per share purchase price of $0.40).
●	The Company issued 130,000 shares of common stock to third parties for services rendered with a value of $52,000.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Subscription Agreement (Series A Preferred Stock) dated as of October 5, 2022. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLOCKER HOLDINGS, INC.

Date: December 14, 2022	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

