Form 10-Q
period 2023-01-31
OpenLocker Holdings, Inc.
filed 2023-03-16
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 16, 2023, there were 39,875,006 shares of common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2023	July 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$180,442	$607,135
Total Current Assets	180,442	607,135

Website - net	4,485	6,069

Other Assets
Operating lease - right-of-use asset - related party	1,954	3,630
Investment	15,000	15,000
Intangible asset - net	2,080,521	2,244,773
Goodwill	2,943,874	2,943,874
Total Other Assets	5,041,349	5,207,277

Total Assets	$5,226,276	$5,820,481

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$53,428	$95,165
Operating lease liability - related party	3,409	5,710
Total Current Liabilities	56,837	100,875

Operating lease liability - related party	-	497

Total Liabilities	56,837	101,372

Commitments and Contingencies

Stockholders’ Equity
Series A preferred stock - $0.0001 par value per share; 200,000 shares authorized; 44,920 and 35,520 shares issued and outstanding, respectively	4	4
Common stock - $0.0001 par value per share; 10,000,000,000 shares authorized; 39,150,006 and 38,382,506 shares issued and outstanding, respectively	3,915	3,839
Additional paid-in capital	9,200,478	8,423,421
Accumulated deficit	(4,034,958)	(2,708,155)
Total Stockholders’ Equity	5,169,439	5,719,109

Total Liabilities and Stockholders’ Equity	$5,226,276	$5,820,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2023		For the Six Months Ended January 31, 2023
	2023	2022	2023	2022

Revenues	$5,949	$-	$11,089	$-

Operating expenses
Research and development	57,602	-	130,124	-
General and administrative expenses	709,444	576,795	1,207,768	3,136,602
Total operating expenses	767,046	576,795	1,337,892	3,136,602

Loss from operations	(761,097)	(576,795)	(1,326,803)	(3,136,602)

Other income (expense)
Interest expense - related party	-	(4,845)	-	(9,723)
Total other income (expense) - net	-	(4,845)	-	(9,723)

Net loss	$(761,097)	$(581,640)	$(1,326,803)	$(3,146,325)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	38,719,136	238,808,190	38,910,468	249,092,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended January 31, 2023 (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Stock issued for cash - preferred stock - related parties	9,000	-	-	-	6,000	-	6,000

Stock issued for cash - common stock	-	-	125,000	12	49,988	-	50,000

Stock issued for services	-	-	130,000	13	51,987	-	52,000

Recognition of stock based compensation	-	-	-	-	167,167	-	167,167

Contributed capital - related parties	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(565,706)	(565,706)

October 31, 2022	44,520	4	38,637,506	3,864	8,700,679	(3,273,861)	5,430,686

Stock issued for cash - common stock	-	-	62,500	6	24,994	-	25,000

Stock issued for services	-	-	450,000	45	224,055	-	224,100

Recognition of stock-based based compensation	-	-	-	-	250,750	-	250,750

Net loss	-	-	-	-	-	(761,097)	(761,097)

January 31, 2023	44,520	$4	39,150,006	$3,915	$9,200,478	$(4,034,958)	$5,169,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended January 31, 2022 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Deficit

July 31, 2021	-	$-	259,376,620	$25,937	$(30,993)	$-	$-	$(151,441)	$(156,497)

Recognition of stock-based compensation	-	-	-	-	2,528,922				2,528,922

Net loss	-	-	-	-	-	-	-	(2,564,685)	(2,564,685)

October 31, 2021	-	-	259,376,620	25,937	2,497,929	-	-	(2,716,126)	(192,260)

Share redemption	-	-	(163,432,468)	(16,343)	16,180	-	-	-	(163)

Shares issued for financing	-	-	181,266,236	18,127	124,969	(25,000)	-	-	118,096

Share exchange	177,600	18	(177,600,382)	(17,760)	17,742	-	-	-	-

Recognition of stock-based compensation	-	-	-	-	542,283	-	268	-	542,551

Net loss	-	-	-	-	-	-	-	(581,640)	(581,640)

January 31, 2022	177,600	18	99,610,006	9,961	3,199,103	(25,000)	268	(3,297,766)	(113,416)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2023	2022
Operating activities
Net loss	$(1,326,803)	$(3,146,325)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	164,252	-
Amortization - website	1,584	1,583
Amortization of operating lease right-of-use asset - related party	1,676	-
Recognition of stock-based compensation	417,917	3,071,573
Stock issued for services	276,100	-
Changes in operating assets and liabilities
(Decrease) increase in
Accounts payable and accrued expenses	(41,737)	-
Accounts payable and accrued expenses - related parties	-	9,722
Operating lease liability - related party	(2,798)	-
Net cash used in operating activities	(509,809)	(63,447)

Financing activities
Stock issued for cash - preferred stock - related parties	6,000	-
Stock issued for cash - common stock	75,000	118,096
Contributed capital	2,116	-
Net cash provided by financing activities	83,116	118,096

Net (decrease) increase in cash	(426,693)	54,649

Cash - beginning of period	607,135	53,178

Cash - end of period	$180,442	$107,827

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Share exchange	$-	$17,760
Share redemption	$-	$163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries, including OpenLocker, Inc. (collectively “OpenLocker”, “we,” “us,” “our” or the “Company”) operate a technology platform for athletes and brands to redefine and unlock consumer and fan value. OpenLocker builds highly engaged fan communities on the Blockchain primarily for colleges and universities using student-athletes Name, Image and Likeness (NIL), opening the door to countless revenue opportunities that previously did not exist. OpenLocker increases engagement among fans, athletes and brands through digital and physical collectibles and provides unique user utility, perks and experiences. OpenLocker is delivering digital loyalty and spearheading the future of marketing.

OpenLocker is a registered trademark, and LOCKERMANIA, BONE YARD HUSKYZ CLUB, ROWDY REDZ, PROWLERZ CLUB, GATORVERSE, LIONZ CLUB, OPENSTABLE and MADDY BADDYZ are trademarks of, OpenLocker Holdings, Inc.

The parent (OpenLocker Holdings, Inc.) and its subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
OpenLocker Holdings, Inc.*	1996	Delaware
Descrypto, Inc.**	2017	Delaware
Descrypto Studio, LLC	2022	Wyoming
Open Locker, Inc. (“OL”)***	2021	Delaware

*	Formerly known as Descrypto Holdings, Inc.; entity changed name on December 5, 2022.
**	Entity was acquired in a reverse merger on July 29, 2021.
***	See Note 6 regarding the acquisition of OL on May 31, 2022.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2023, the Company had:

●	Net loss of $1,326,803; and
●	Net cash used in operations of $509,809

Additionally, at January 31, 2023, the Company had:

●	Accumulated deficit of $4,034,958
●	Stockholders’ equity of $5,169,439; and
●	Working capital of $123,605

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $180,442 at January 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances, including our financial position, our cash flows and cash usage forecasts for the twelve months ended January 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended January 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the period ended July 31, 2022 filed with the SEC on October 31, 2022.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

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

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Fair Value of Financial Instruments

The Company accounts for financial instruments under ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

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

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At January 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

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

At January 31, 2023 and July 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At January 31, 2023 and July 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the three and six months ended January 31, 2023 and 2022, the Company determined there were no impairments of goodwill.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

There were no impairment losses for the three and six months ended January 31, 2023 and 2022, respectively.

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

There were no impairment losses for the three and six months ended January 31, 2023 and 2022, respectively.

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

There were no impairment losses for the three and six months ended January 31, 2023 and 2022, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Operating Lease

From time to time, we may enter into operating lease or sub-lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

See Note 9.

Revenue Recognition

OpenLocker generates revenue from two main sources, primary sales of non-fungible tokens (“NFTs”) on its online store and commissions collected from sales on the secondary marketplace.

Revenue is recognized in accordance with ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of an NFT to its customer. Currently, all sales contain a single performance obligation.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

The Company also recognizes revenues generated from the 5% commission fee collected on secondary marketplace sales transacted on the OpenLocker Trading Portal site, operated by Mint Blockchain Solutions, which is deposited into a blocto wallet. The platform uses FUSD (1:1 USD-backed stablecoin) as the fungible token on the Flow network. Conversion from FUSD to USD and transfers to the Company’s bank account will be made on a monthly basis.

Shipping fees collected from customers for physical collectibles are included with revenues received from Shopify payouts. The majority of those collectibles have not yet been shipped due to a delay in receiving the goods from our vendor. Prior to the product shipping, any amounts received in advance are accounted for as contract liabilities (deferred revenue).

Software Development Costs

Internal-use software development costs are accounted for in accordance with ASC 350-40, “Internal-Use Software”. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred.

Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years).

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

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

For the three months ended January 31, 2023 and 2022, the Company expensed $57,602 and $0, respectively, in software development costs.

For the six months ended January 31, 2023 and 2022, the Company expensed $130,124 and $0, respectively, in software development costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of January 31, 2023 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended January 31, 2023 and 2022, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended January 31, 2023 and 2022, the Company expensed $9,146 and $0, respectively, in marketing and advertising costs.

For the six months ended January 31, 2023 and 2022, the Company expensed $53,194 and $0, respectively, in marketing and advertising costs.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

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

The Company effected a reverse merger and recapitalization on July 29, 2021. As a result, all share and per share amounts have been retroactively restated to the earliest period presented (for the period ended July 31, 2021).

For the six months ended January 31, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	January 31, 2023	January 31, 2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,110,830	-
Total common stock equivalents	45,630,830	35,520,000

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the ASC. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of ASUs through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

Note 3 – Property and Equipment

Property and Equipment consisted of the following:

	January 31,	July 31,	Estimated Useful
	2023	2022	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	6,351	4,767
Website - net	$4,485	$6,069

Amortization expense for the three months ended January 31, 2023 and 2022 was $792 and $792, respectively.

Amortization expense for the six months ended January 31, 2023 and 2022 was $1,584 and $1,584, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 4 – Notes Payable – Related Parties and Debt Forgiveness

The following represents a summary of the Company’s notes payable – related parties, key terms, and outstanding balances at January 31, 2023:

	Note Payable	Note Payable		Note Payable
Terms	Related Parties	Related Party		Related Party

Issuance date of notes	Prior to 2018	June 29, 2021		July 9, 2021
Maturity date	Due on demand	June 28, 2022	A	June 28, 2022	A
Interest rate	12%	12%		12%
Collateral	Unsecured	Unsecured		Unsecured

							Total

Balance - July 31, 2021	$112,167		$25,000		$25,000		$162,167
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable	-		(25,000)	C	(25,000)	C	(50,000)
Balance - July 31, 2022	-		-		-		-

A	Due on the earlier of June 28, 2022, or the date which the Company raises at least $200,000 from investors.

B	These notes were forgiven by the debt holders in February 2022. Total principal and accrued interest totaled $155,743. Since these transactions occurred with related parties, gain on debt forgiveness was recorded as an increase to additional paid-in capital. See Note 5.

C	The Company issued 135,450 shares of common stock, having a fair value of $106,274, to settle the outstanding principal and related accrued interest of $54,180 on these notes payable - related parties, resulting in a loss on debt extinguishment of $52,094. See Note 5.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 5 – Stockholders’ Equity

The Company has two classes of stock:

Class A Common Stock

-	10,000,000,000 shares authorized
-	Par value - $0.0001 per share
-	Voting at 1 vote per share

Series A Preferred Stock

-	200,000 shares authorized
-	Par value - $0.0001 per share
-	Conversion ratio – 1 share of Series A preferred stock converts into 1,000 shares of common stock
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Six Months Ended January 31, 2023

Stock Issued for Cash – Related Parties

The Company issued 9,000 shares of preferred stock to certain officers and directors for $6,000 ($0.6666/share).

Stock Issued for Cash

The Company issued 187,500 shares of common stock for $75,000 ($0.40/share).

Stock Issued for Services

The Company issued 580,000 shares of common stock for services rendered for $276,100 ($0.40 - $0.498/share), based upon the quoted closing trading price or recent cash offerings to third parties.

Contributed Capital – Related Parties

Certain officers and directors contributed $2,116 on behalf of the Company for operating expenses.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

Share Exchange Agreement – Related Parties

In January 2022, the Company issued 88,800 shares of Series A preferred stock to American Capital Ventures, Inc. (“ACV”) in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share). Howard Gostfrand, the Company’s Chief Executive Officer, Principal Financial Officer, member of the Company’s Board of Directors, and a significant stockholder of the Company, is ACV’s President and has voting and dispositive power over the shares held by ACV.

In January 2022, the Company issued 88,800 shares of Series A preferred stock to Leone Capital Group, LLC (“Leone”) in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share). Laura Anthony, the Company’s President, Secretary, Chairperson of the Board and a significant stockholder of the Company, is Leone’s Managing Member and has voting and dispositive power over the shares held by Leone.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 6 – Acquisition and Pro Forma Financial Information for Open Locker, Inc.

OpenLocker, Inc. (“OL”)

On May 31, 2022, the Company entered into a share exchange agreement with OL and issued 12,500,002 shares of common stock, having a fair value of $5,142,001 ($0.41/share), based upon recent cash offering prices in third party sales, to purchase 100% of OL’s outstanding stock in a transaction treated as a business combination.

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

The acquisition of OL was reflected in the consolidated financial statements at July 31, 2022

See the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022 for a complete discussion of the transaction.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 7 – Intangible Asset

In connection with the acquisition of OL, the Company recognized an intangible asset related to intellectual property. The Company believes the intellectual property is critical to the success of the business going forward and believes that the fair value ascribed is fully recoverable.

The Company’s intangible asset is as follows:

	January 31,	July 31,	Estimated Useful
	2023	2022	Life (Years)

Gross carrying amount	$2,299,524	$-	7
Accumulated amortization	219,004	-
Net carrying amount	$2,080,520	$-

Amortization expense for the three months ended January 31, 2023 and 2022 was $82,126 and $0, respectively.

Amortization expense for the six months ended January 31, 2023 and 2022 was $164,252 and $0, respectively.

Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Year Ending July 31,

2023 (6 months)	$164,252
2024	328,503
2025	328,503
2026	328,503
2027	328,503
Thereafter	602,256
Total	$2,080,520

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the six months ended January 31, 2023 and the year ended July 31, 2022 are summarized as follows:

			Weighted Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
	Number of	Exercise	Term	Intrinsic	Date
Stock Options	Options	Price	(Years)	Value	Fair Value
Outstanding - July 31, 2021	-	$-	-	$-	$-
Exercisable - July 31, 2021	-	$-	-	$-	$-
Granted	864,489	$0.14	-	-	$0.14
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$-	-	-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - January 31, 2023	2,342,539	$0.49	9.48	$261,688	$-
Exercisable - January 31, 2023	1,480,343	$0.38	9.43	$261,688	$-
Unvested - January 31, 2023	862,196	$0.70	9.56	$-	$-

Six Months Ended January 31, 2023

In September 2022, the Company granted 1,478,050, 10-year options to an employee for services to be rendered during the period September 2022 - August 2023. These options vest ratably over a 12-month period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $1,003,002.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Fair value was based upon the following management estimates:

Year Ended July 31, 2023

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

Compensation expense recorded for stock-based compensation is as follows for the six months ended January 31, 2023 and 2022, $417,917 and $0, respectively.

At January 31, 2023, the Company had unvested compensation expense of $585,085, which will vest over a weighted average of 0.50 years.

Year Ended July 31, 2022

During the year ended July 31, 2022, the Company granted 864,489, 10-year options to various employees. These options were fully vested upon issuance. These options had exercise prices ranging from $0.12 to $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $534,466.

For the year ended July 31, 2022, fair value was based upon the following management estimates:

Year Ended July 31, 2022

Expected term (years)	5
Expected volatility	275% - 276%
Expected dividends	0%
Risk free interest rate	2.85% - 2.98%

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

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

At January 31, 2023 and July 31, 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

The tables below present information regarding the Company’s operating lease assets and liabilities at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$1,954	$3,630

Liabilities

Operating lease liability	$3,409	$6,207

Weighted-average remaining lease term (years)	0.58	1.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$1,676	$559
Lease liability expense in connection with obligation repayment	202	92
Total operating lease costs	$1,878	$651

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$2,798	$908
Right-of-use asset obtained in exchange for new operating lease liability	$-	$4,189

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

(UNAUDITED)

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2023:

2023 (6 Months)	$3,000
2024	500
Total undiscounted cash flows	3,500
Less: amount representing interest	(91)
Present value of operating lease liability	3,409
Less: current portion of operating lease liability	(3,409)
Long-term operating lease liability	$-

Student Athlete Licensing Agreements

The Company has entered into several agreements with student athletes related to the sale of NFTs and related collectibles.

There may be initial sales as well as resales of these products. The Company and the student athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student athlete a commission for any resales.

At January 31, 2023 and July 31, 2022, the Company owed a nominal amount to various student athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of OpenLocker Holdings, Inc. and its subsidiaries (together, the “Company” or “OpenLocker”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2022, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Established on August 25, 2021, is a technology platform for athletes and brands to redefine and unlock consumer and fan value. OpenLocker builds engaged fan communities on the blockchain primarily for colleges and universities using athletes Name, Image and Likeness (N.I.L.). OpenLocker increases engagement among fans, athletes and brands through digital and physical collectibles and provides unique user utility, perks and experiences. Utilizing Flow, a fast, scalable and reliable blockchain, we are able to reduce energy consumption which is better for the environment.

The OpenLocker mission is to empower athletes to monetize their fan engagement with innovative physical and digital collectibles and to create meaningful experiences by using our technology to build communities and deliver benefits. OpenLocker offers physical collectibles including autographed collectibles and personalized experiences (meet-and-greet or customized activity) with the athlete, arranged by OpenLocker with the athlete’s input and approval. OpenLocker also offers digital collectibles including one-of-one digital images with the athlete’s Name, Image and Likeness (NIL). Each digital collectible is authenticated on the blockchain with a unique serial number which is assigned to the fan upon completing a transaction on the OpenLocker platform. OpenLocker connects the digital and physical worlds by creating unique wallet sized physical collectibles with the digital art printed on one side with a “QR” (quick response) code that directs to the fan community website. Each of these platinum card collectibles is laser-engraved with a unique serial number and hand-signed by the athlete.

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

A majority of the revenue from the BYHC project was generated on the first day of sales of the digital collectibles. The first two hours were the busiest as fans were incentivized by the autographed “Platinum card” that was included with purchase for the first 25 digital collectibles sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and a QR code that directs to boneyardhuskyzclub.com. Customer behavior and feedback confirmed that the physical collectible was very well received by the majority of fans, especially those who had little to no experience with blockchain technology. Sales were also directly impacted by the team’s postseason tournament performance in March 2022, as would be expected for all categories of sport collectibles and memorabilia.

As of March 2023, the Company has activated communities at University of Connecticut (Bone Yard Huskyz Club), Pennsylvania State University (Lionz Club), University of Florida (Gatorverse), Radford University (Rowdy Redz), Florida Atlantic University (Prowlerz Club), University of Wisconsin (Maddy Baddyz), University of Kentucky (the 15 Blue Club) and Coastal Carolina University (Peoplez Club). The Company anticipates expanding the existing clubs to include more men’s and women’s sports at the respective schools with additional athlete signings, merchant partnerships and exclusive content. In addition, the Company is evaluating opportunities to grow at other highly regarded schools.

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

OpenLocker’s current revenue model includes (i) profit sharing of primary sales on the OpenLocker platform with partners and athletes, (ii) collecting transaction fees from transactions on OpenLocker’s trading portal, (iii) sponsorship and advertising, and (iv) fees for additional creative design work, development and product fulfillment services.

The Company has been in discussions with retailers and brands who are interested in applying the fan engagement model to build customer loyalty and drive foot traffic to their brick-and-mortar locations. We expect to provide strategic guidance through a network of experienced executives with operational and industry expertise, as well as financing support and other resources necessary to drive value.

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

Recent Developments

Following the Company’s uplisting to the OTCQB Venture Market in October 2022, the Company filed an application with the Financial Industry Regulatory Associate (“FINRA”) to change its name to “OpenLocker Holdings, Inc.” and to change its ticker symbol. In connection therewith, on December 5, 2022, the Company filed with the Delaware Secretary of State a certificate of amendment to certificate of incorporation in order to change its corporate name from OpenLocker Holdings, Inc. to OpenLocker Holdings, Inc. Effective December 9, 2022 for trading purposes, the Company’s corporate name was changed from “Descrypto Holdings, Inc.” to “OpenLocker Holdings, Inc.” Also effective December 9, 2022, the trading symbol for the Company’s common stock will change from “DSRO” to “OLKR”.

Plan of Operations

Over the next 12 months, we expect to require approximately $1,000,000 in operating funds to carry out our intended plan of operations.

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

RESULTS OF OPERATIONS

Revenue

During the three months ended January 31, 2023 and 2022, we generated revenue of $5,949 and $0, respectively. The increase in revenue was due to OpenLocker’s physical and digital collectible related sales. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

During the six months ended January 31, 2023 and 2022, we generated revenue of $11,089 and $0, respectively. The increase in revenue was due to OpenLocker’s physical and digital collectible related sales. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

Operating Expenses

Operating expenses during the three months ended January 31, 2023 and 2022 were $767,046 and $576,795 respectively. The increase in operating expenses was primarily due to an increase in consulting fees for the three months ended January 31, 2023.

Operating expenses during the six months ended January 31, 2023 and 2022 were $1,337,892 and $3,136,602, respectively. The decrease in operating expenses was primarily due to a decrease stock-based compensation for the six months ended January 31, 2023.

Net Loss

For the three months ended January 31, 2023 and 2022, we had a net loss of $761,097 and $581,640, respectively. The increase in net loss was primarily due to an increase in consulting fees for the three months ended January 31, 2023.

For the six months ended January 31, 2023 and 2022, we had a net loss of $1,326,803 and $3,146,325, respectively. The decrease in net loss was primarily due to a decrease in stock-based compensation for the six months ended January 31, 2023.

Other Income (Expense)—Net

Other income (expense)—net for the three months ended January 31, 2023 and 2022 was $0 and $(4,845), respectively. For the three months ended January 31, 2022, other expense—net consisted of interest expense—related party of $4,845.

Other income (expense)—net for the six months ended January 31, 2023 and 2022 was $0 and $(9,723), respectively. For the six months ended January 31, 2022, other expense—net consisted of interest expense—related party of $9,723.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and early stage of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2023, we had $180,442 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2023 and 2022:

	Six Months Ended January 31,
	2023	2022
Net cash used in operating activities	$(509,809)	$(63,447)
Net cash provided by financing activities	83,116	118,096
Net (decrease) increase in cash	(426,693)	54,649
Cash, beginning of period	607,135	53,178
Cash, end of period	$180,442	$107,827

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

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2023, the Company had:

●	Net loss of $1,326,803; and
●	Net cash used in operations of $509,809.

Additionally, at January 31, 2023, the Company had:

●	Accumulated deficit of $ 4,034,958;
●	Stockholders’ equity of $5,169,439; and
●	Working capital of $123,605.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $180,442 at January 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending January 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

During the six months ended January 31, 2023, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of January 31, 2023 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended January 31, 2023 and 2022, respectively.

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

For the six months ended January 31, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	January 31, 2023	January 31, 2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,110,830	-
Total common stock equivalents	45,630,830	35,520,000

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended January 31, 2023, the Company issued unregistered equity securities as follows:

●	The Company issued 9,000 shares of Series A preferred stock to certain officers and directors of the Company for an aggregate purchase price of $6,000 (equal to a per share purchase price of $0.6666).

●	The Company issued 187,500 shares of common stock to third parties for an aggregate purchase price of $75,000 (equal to a per share purchase price of $0.40).

●	The Company issued 580,000 shares of common stock to third parties for services rendered with a value of $232,000.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation, dated December 5, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLOCKER HOLDINGS, INC.

Date: March 16, 2023	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

