Form 10-Q
period 2023-04-30
OpenLocker Holdings, Inc.
filed 2023-06-09
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 9, 2023, there were 40,475,006 shares of common stock, par value $0.0001, issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2023	July 31, 2022
	(Unaudited)

Assets

Current Assets
Cash	$201,479	$607,135
Total Current Assets	201,479	607,135

Website - net	3,693	6,069

Other Assets
Operating lease - right-of-use asset - related party	1,116	3,630
Investment	-	15,000
Intangible asset - net	1,998,395	2,244,773
Goodwill	2,943,874	2,943,874
Total Other Assets	4,943,385	5,207,277

Total Assets	$5,148,557	$5,820,481

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$118,248	$95,165
Operating lease liability - related party	1,968	5,710
Total Current Liabilities	120,216	100,875

Operating lease liability - related party	-	497

Total Liabilities	120,216	101,372

Commitments and Contingencies

Stockholders’ Equity
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 44,520 and 35,520 shares issued and outstanding, respectively	4	4
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 40,425,006 and 38,382,506 shares issued and outstanding, respectively	4,043	3,839
Additional paid-in capital	9,711,100	8,423,421
Accumulated deficit	(4,686,806)	(2,708,155)
Total Stockholders’ Equity	5,028,341	5,719,109

Total Liabilities and Stockholders’ Equity	$5,148,557	$5,820,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022

Revenues
NFTs and Commissions	$31,011	$-	$42,100	$-
Sponsorship	20,000	-	20,000	-
Total revenues	51,011	-	62,100	-

Operating expenses
Research and development	124,893	-	255,017	-
General and administrative expenses	562,966	(1,525,627)	1,770,734	1,610,975
Total operating expenses	687,859	(1,525,627)	2,025,751	1,610,975

Income (loss) from operations	(636,848)	1,525,627	(1,963,651)	(1,610,975)

Other income (expense)
Impairment expense	(15,000)	-	(15,000)	-
Loss on debt extinguishment - related parties	-	(52,094)	-	(52,094)
Interest expense - related party	-	(680)	-	(10,403)
Total other income (expense) - net	(15,000)	(52,774)	(15,000)	(62,497)

Net income (loss)	$(651,848)	$1,472,853	$(1,978,651)	$(1,673,472)

Income (loss) per share - basic	$(0.02)	$0.04	$(0.05)	$(0.01)

Weighted average number of shares outstanding - basic	39,763,770	38,524,949	39,059,695	180,445,872

Income (loss) per share - diluted	$(0.02)	$0.02	$(0.05)	$(0.01)

Weighted average number of shares outstanding - diluted	39,763,770	74,044,949	39,059,695	180,445,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Stock issued for cash - preferred stock - related parties	9,000	-	-	-	6,000	-	6,000

Stock issued for cash - common stock	-	-	125,000	12	49,988	-	50,000

Stock issued for services	-	-	130,000	13	51,987	-	52,000

Recognition of stock-based compensation	-	-	-	-	167,167	-	167,167

Contributed capital - related parties	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(565,706)	(565,706)

October 31, 2022	44,520	4	38,637,506	3,864	8,700,679	(3,273,861)	5,430,686

Stock issued for cash - common stock	-	-	62,500	6	24,994	-	25,000

Stock issued for services	-	-	450,000	45	224,055	-	224,100

Recognition of stock-based compensation	-	-	-	-	250,750	-	250,750

Net loss	-	-	-	-	-	(761,097)	(761,097)

January 31, 2023	44,520	4	39,150,006	3,915	9,200,478	(4,034,958)	5,169,439

Stock issued for cash - common stock	-	-	1,275,000	128	259,872	-	260,000

Recognition of stock-based compensation	-	-	-	-	250,750	-	250,750

Net loss	-	-	-	-	-	(651,848)	(651,848)

April 30, 2023	44,520	$4	40,425,006	$4,043	$9,711,100	$(4,686,806)	$5,028,341

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Deficit

July 31, 2021	-	$-	259,376,620	$25,937	$(30,993)	$-	$-	$(151,441)	$(156,497)

Recognition of stock-based compensation	-	-	-	-	2,528,922				2,528,922

Net loss	-	-	-	-	-	-	-	(2,564,685)	(2,564,685)

October 31, 2021	-	-	259,376,620	25,937	2,497,929	-	-	(2,716,126)	(192,260)

Share redemption	-	-	(163,432,468)	(16,343)	16,180	-	-	-	(163)

Shares issued for financing	-	-	181,266,236	18,127	124,969	(25,000)	-	-	118,096

Share exchange	177,600	18	(177,600,382)	(17,760)	17,742	-	-	-	-

Recognition of stock-based compensation	-	-	-	-	542,283	-	268	-	542,551

Net loss	-	-	-	-	-	-	-	(581,640)	(581,640)

January 31, 2022	177,600	18	99,610,006	9,961	3,199,103	(25,000)	268	(3,297,766)	(113,416)

Collection of subscription receivable	-	-	-	-	-	25,000	-	-	25,000

Share redemptions	(142,080)	(14)	(77,382,494)	(7,737)	6,977	-	-	-	(774)

Stock issued for cash	-	-	1,237,500	123	494,877	-	-	-	495,000

Stock issued for subscription receivable	-	-	250,000	25	99,975	(100,000)	-	-	-

Stock issued for services and true up of previously recognized compensation	-	-	1,645,042	165	(1,545,733)	-	(268)	-	(1,545,836)

Stock issued in conversion of notes payable and accrued interest - related parties	-	-	135,450	14	106,260	-	-	-	106,274

Forgiveness of notes payable and accrued interest - related parties	-	-	-	-	155,743	-	-	-	155,743

Net income	-	-	-	-	-	-	-	1,472,853	1,472,853

April 30, 2022	35,520	4	25,495,504	2,551	2,517,202	(100,000)	-	(1,824,913)	594,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022
Operating activities
Net loss	$(1,978,651)	$(1,673,472)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	246,378	-
Amortization - website	2,376	2,584
Amortization of operating lease right-of-use asset - related party	2,514	-
Impairment of investment	15,000	-
Recognition of stock-based compensation	668,667	1,525,637
Stock issued for services	276,100	-
Loss on debt extinguishment - related parties	-	52,094
Changes in operating assets and liabilities
(Increase) decrease in
Increase (decrease) in
Accounts payable and accrued expenses	23,083	16,634
Accounts payable and accrued expenses - related parties	-	(6,769)
Operating lease liability - related party	(4,239)	-
Net cash used in operating activities	(748,772)	(83,292)

Financing activities
Stock issued for cash - preferred stock - related parties	6,000	-
Collection of stock subscription receivable	-	25,000
Stock issued for cash - common stock	335,000	613,196
Contributed capital	2,116	-
Cash paid for share common stock and preferred stock redemptions	-	(937)
Net cash provided by financing activities	343,116	637,259

Net increase (decrease) in cash	(405,656)	553,967

Cash - beginning of period	607,135	53,178

Cash - end of period	$201,479	$607,145

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of notes payable and accrued interest - related parties	$-	$155,743
Stock issued in conversion of notes payable and accrued interest - related parties	$-	$54,180
Issuance of common stock for a subscription receivable	$-	$100,000
Share exchange	$-	$17,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker”, “we,” “us,” “our” or the “Company”) operates a technology platform for athletes and brands to redefine and unlock consumer and fan value. OpenLocker builds highly engaged fan communities on the Blockchain primarily for colleges and universities using student-athletes Name, Image and Likeness (NIL), opening the door to countless revenue opportunities that previously did not exist. OpenLocker increases engagement among fans, athletes and brands through digital and physical collectibles and provides unique user utility, perks and experiences. OpenLocker is delivering digital loyalty and spearheading the future of marketing.

OpenLocker is a registered trademark, and LOCKERMANIA, BONE YARD HUSKYZ CLUB, ROWDY REDZ, PROWLERZ CLUB, GATORVERSE, LIONZ CLUB, OPENSTABLE and MADDY BADDYZ are trademarks of, OpenLocker Holdings, Inc.

The parent (OpenLocker Holdings, Inc.) and its subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
OpenLocker Holdings, Inc. *	1996	Delaware
Descrypto, Inc. **	2017	Delaware
Descrypto Studio, LLC	2022	Wyoming
Open Locker, Inc. (“OL”) ***	2021	Delaware

*	Formerly known as Descrypto Holdings, Inc., entity changed name on December 5, 2022.
**	Entity was acquired in a reverse merger on July 29, 2021.
***	See Note 6 regarding the acquisition of Open Locker, Inc. on May 31, 2022.

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2023, the Company had:

●	Net loss of $1,978,651; and
●	Net cash used in operations of $748,772.

Additionally, at April 30, 2023, the Company had:

●	Accumulated deficit of $4,686,806
●	Stockholders’ equity of $5,028,341; and
●	Working capital of $81,263.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $201,479 at April 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended April 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At April 30, 2023 and July 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At April 30, 2023 and July 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2023 and July 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Investment

The Company owns 150,000 shares of iGrow Systems Inc. The shares were valued at cost $15,000 ($0.10/share). The investment was recorded on the Company’s balance sheet using the cost method of accounting.

During the nine months ended April 30, 2023, the Company determined that the value of the investment was non-recoverable and has recorded an impairment loss of $15,000 in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the three and nine months ended April 30, 2023 and 2022, the Company determined there were no impairments of goodwill.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses for the three and nine months ended April 30, 2023 and 2022, respectively.

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

There were no impairment losses for the three and nine months ended April 30, 2023 and 2022, respectively.

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

There were no impairment losses for the three and nine months ended April 30, 2023 and 2022, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

See Note 10.

Revenue Recognition

OpenLocker generates revenue from three main sources: primary sales of non-fungible tokens (“NFTs”) on its online store, commissions collected from sales on the secondary marketplace and sponsorship revenues.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Revenue is recognized in accordance with ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of an NFT to its customer. Currently, all sales contain a single performance obligation.

NFTs and Commissions

All payments are received from third-party payment processing providers. The Company receives payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relates to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of an NFT and where no further performance obligations are required:

●	Shopify payouts from credit/debit cards transactions typically occur 2-3 days after date of sale;
●	PayPal payments are received same day; and
●	Cryptocurrency payments are deposited immediately into OpenLocker’s Coin Payments account.

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

Sponsorships

The Company generates revenues from sponsorship arrangements, in which the customer sponsors an athlete, event or sports team. In exchange for the sponsorship, the customer receives specified brand recognition and other benefits over a set period of time and will recognize revenue on a straight-line basis over the time period specified in the contract. Related performance obligations for sponsorship arrangements are recognized ratably over this period of time.

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, but unpaid sponsorship revenue is included in accounts receivable on the consolidated balance sheets.

At April 30, 2023 and July 31, 2022, the Company had no contract liabilities.

For the three and nine months ended April 30, 2023, the Company recognized $20,000 of sponsorship revenues from one customer (100% of sponsorship revenues).

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The following represents the Company’s disaggregation of revenues for the nine months ended April 30, 2023 and 2022:

	Nine Months Ended April 30,
	2023		2022
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
NFT’s and Commissions	$42,100	68%	$-	0%
Sponsorship	20,000	32%	-	0%
Total Revenues	$62,100	100%	$-	0%

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

For the three months ended April 30, 2023 and 2022, the Company expensed $124,893 and $0, respectively, in software development costs.

For the nine months ended April 30, 2023 and 2022, the Company expensed $255,017 and $0, respectively, in software development costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of April 30, 2023 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended April 30, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended April 30, 2023 and 2022, the Company expensed $54,344 and $0, respectively, in marketing and advertising costs.

For the nine months ended April 30, 2023 and 2022, the Company expensed $107,538 and $0, respectively, in marketing and advertising costs.

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

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price;
●	Expected dividends;
●	Expected volatility;
●	Risk-free interest rate; and
●	Expected life of option.

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a binomial pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants (for services) are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

For the nine months ended April 30, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	April 30, 2023	April 30, 2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,849,855	-
Warrants (exercise price $1/share)	1,250,000	-
Total common stock equivalents	47,619,855	35,520,000

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the ASC. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Website

The Company’s website consisted of the following:

			Estimated Useful
	April 30, 2023	July 31, 2022	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	7,143	4,767
Website - net	$3,693	$6,069

Amortization expense for the three months ended April 30, 2023 and 2022 was $792 and $792, respectively.

Amortization expense for the nine months ended April 30, 2023 and 2022 was $2,376 and $2,584, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Note 4 – Notes Payable – Related Parties and Debt Forgiveness

The following represents a summary of the Company’s notes payable – related parties, key terms, and outstanding balances at July 31, 2022:

	Note Payable		Note Payable		Note Payable
Terms	Related Parties		Related Party		Related Party
Issuance date of notes	Prior to 2018		June 29, 2021		July 9, 2021
Maturity date	Due on demand		June 28, 2022	A	June 28, 2022	A
Interest rate	12%		12%		12%
Collateral	Unsecured		Unsecured		Unsecured

							Total

Balance - July 31, 2021	$112,167		$25,000		$25,000		$162,167
Forgiveness of note payable	(112,167)	B	-		-		(112,167)
Stock issued in conversion of note payable	-		(25,000)	C	(25,000)	C	(50,000)
Balance - July 31, 2022	-		-		-		-

A	Due on the earlier of June 28, 2022, or the date which the Company raises at least $200,000 from investors.

B	These notes were forgiven by the debt holders in February 2022. Total principal and accrued interest totaled $155,743. Since these transactions occurred with related parties, gain on debt forgiveness was recorded as an increase to additional paid-in capital. See Note 5.

C	The Company issued 135,450 shares of common stock, having a fair value of $106,274, to settle the outstanding principal and related accrued interest of $54,180 on these notes payable - related parties, resulting in a loss on debt extinguishment of $52,094. See Note 5.

Note 5 – Stockholders’ Equity

The Company has two (2) classes of stock:

Class A Common Stock

-	10,000,000,000 shares authorized
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A Preferred Stock

-	200,000 shares authorized
-	44,520 issued and outstanding
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (44,520,000 shares)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Equity Transactions for the Nine Months Ended April 30, 2023

Stock Issued for Cash – Related Parties

The Company issued 9,000 shares of preferred stock to certain officers and directors for $6,000 ($0.6666/share).

Stock Issued for Cash

The Company issued 1,462,500 shares of common stock for $335,000 ($0.20 - $0.40/share).

Also see Note 9 for warrants issued in connection with the sale of common stock.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Share Exchange Agreement – Related Parties

In January 2022, the Company issued 88,800 shares of Series A preferred stock to American Capital Ventures, Inc. (“ACV”) in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share). Howard Gostfrand is ACV’s President, and has voting and dispositive power over the shares held by ACV. Mr. Gostfrand is the Company’s Chief Executive Officer, Principal Financial Officer and Director, and is a significant stockholder of the Company.

In January 2022, the Company issued 88,800 shares of Series A preferred stock to Leone Capital Group LLC (“Leone”) in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share). Laura Anthony is the Managing Member of Leone and has voting and dispositive power over the shares held by Leone. Ms. Anthony is the Company’s President, Secretary and Chairperson of the Board, and is a significant stockholder of the Company.

Stock Issued for Services

On July 30, 2021, the Company entered into an employment agreement with an officer of the Company to grant 0.5% of the outstanding common stock on that date (1,296,883 shares) to be earned over the following nine-month period beginning on August 1, 2021. These shares were fully earned in 2022.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date during the year ended July 31, 2022.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Note 7 – Intangible Asset

In connection with the acquisition of OL, the Company recognized an intangible asset related to intellectual property. The Company believes the intellectual property is critical to the success of the business going forward and believes that the fair value ascribed is fully recoverable.

The Company’s intangible asset is as follows:

			Estimated Useful
	April 30, 2023	July 31, 2022	Life (Years)

Gross carrying amount	$2,299,524	$-	7
Accumulated amortization	301,131	-
Net carrying amount	$1,998,395	$-

Amortization expense for the three months ended April 30, 2023 and 2022 was $82,126 and $0, respectively.

Amortization expense for the nine months ended April 30, 2023 and 2022 was $246,378 and $0, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ending July 31,

2023 (3 months)	$82,126
2024	328,503
2025	328,503
2026	328,503
2027	328,503
Thereafter	602,257
Total	$1,998,395

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the nine months ended April 30, 2023 and the year ended July 31, 2022 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2021	-	$-	-	$-	$-
Exercisable - July 31, 2021	-	$-	-	$-	$-
Granted	864,489	$0.14	-	-	$0.14
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$-	-	-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - April 30, 2023	2,342,539	$0.49	9.23	$127,108	$-
Exercisable - April 30, 2023	1,849,855	$0.14	9.21	$127,108	$-
Unvested - April 30, 2023	492,683	$0.70	9.31	$-	$-

Nine Months Ended April 30, 2023

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

Fair value was based upon the following management estimates:

Expected term (years)	5
Expected volatility	275% - 276%
Expected dividends	0%
Risk free interest rate	2.85% - 2.98%

Compensation expense recorded for stock-based compensation for the nine months ended April 30, 2023 and 2022 was $668,667 and $0, respectively.

At April 30, 2023, the Company had unvested compensation expense of $334,335, which will vest over a weighted average of 0.25 years.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Note 9 – Warrants

Warrant activity for the nine months ended April 30, 2023 and the year ended July 31, 2022 are summarized as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,250,000	$1.00	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - April 30, 2023	1,250,000	$1.00	4.89	$-
Exercisable - April 30, 2023	1,250,000	$1.00	4.89	$-
Unvested - April 30, 2023	-	$-	-	$-

Warrant Transactions for the Nine Months Ended April 30, 2023

Warrants Issued with Common Stock

During 2023, the Company sold 1,250,000 shares of common stock for $250,000 ($0.20/share).

In connection with the sale of these shares of common stock, the investors also received 1,250,000, five (5) year warrants, exercisable at $1/share. All warrants were fully vested on the issuance date.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing right-of-use operating lease for office space. The lease has an initial term of two (2) years at $500 per month. The lease does not contain any renewal options.

During the period September 1, 2021 through May 31, 2022, no rent was due. The Company is required to pay a total of $7,500 over a fifteen-month (15) period from June 1, 2022 through August 31, 2023.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At April 30, 2023 and July 31, 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$1,116	$3,630

Liabilities

Operating lease liability	$1,968	$6,207

Weighted-average remaining lease term (years)	0.34	1.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$2,514	$559
Lease liability expense in connection with obligation repayment	261	92
Total operating lease costs	$2,775	$651

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$4,239	$908
Right-of-use asset obtained in exchange for new operating lease liability	$-	$4,189

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2023 were as follows:

2023 (3 Months)	$1,500
2024	500
Total undiscounted cash flows	2,000
Less: amount representing interest	(32)
Present value of operating lease liability	1,968
Less: current portion of operating lease liability	(1,968)
Long-term operating lease liability	$-

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

At April 30, 2023 and July 31, 2022, the Company owed a nominal amount to various student athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Note 11 – Subsequent Events

Subsequent to April 30, 2023, the Company reflects the following:

Stock Issued for Cash

The Company sold 50,000 shares of common stock for $10,000 ($0.20/share).

In connection with the sale of these shares of common stock, the investor also received 50,000 five (5) year warrants, exercisable at $1/share. All warrants were fully vested on the issuance date.

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

Overview

Established on August 25, 2021, is a technology platform for athletes and brands to redefine and unlock consumer and fan value. OpenLocker builds engaged fan communities on the blockchain, primarily for colleges and universities using athletes’ Name, Image and Likeness (“NIL”). OpenLocker increases engagement among fans, athletes and brands through digital and physical collectibles and provides unique user utility, perks and experiences. Utilizing Flow, a fast, scalable and reliable blockchain, we are able to reduce energy consumption which is better for the environment.

The OpenLocker mission is to empower athletes to monetize their fan engagement with innovative physical and digital collectibles and to create meaningful experiences by using our technology to build communities and deliver benefits. OpenLocker offers physical collectibles including autographed collectibles and personalized experiences (meet-and-greet or customized activity) with the athlete, arranged by OpenLocker with the athlete’s input and approval. OpenLocker also offers digital collectibles including one-of-one digital images with the athlete’s NIL. Each digital collectible is authenticated on the blockchain with a unique serial number which is assigned to the fan upon completing a transaction on the OpenLocker platform. OpenLocker connects the digital and physical worlds by creating unique wallet sized physical collectibles with the digital art printed on one side with a “QR” (quick response) code that directs to the fan community website. Each of these platinum card collectibles is laser-engraved with a unique serial number and hand-signed by the athlete.

OpenLocker launched its initial fan community at the University of Connecticut in February 2022, during the first season following the National Collegiate Athletic Association (NCAA) policy change allowing student-athletes to receive compensation for their NIL. The Company deliberately included all 14 eligible members of the men’s basketball team to galvanize the fan base and named the fan community the Bone Yard Huskyz Club (“BYHC”). The OpenLocker design team created the BYHC logo and Huskyz avatar to play off of the university’s Huskies mascot with an edgy feel. A Huskyz avatar was created in the likeness of each of the athletes and selected super fans for branding and awareness campaigns. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the release date, which was strategically timed around the basketball team’s season schedule. A comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter spaces conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followings and promote sales of their collectibles by word-of-mouth.

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

As of March 2023, the Company has activated communities at University of Connecticut (BYHC), Pennsylvania State University (Lionz Club), University of Florida (Gatorverse), Radford University (Rowdy Redz), Florida Atlantic University (Prowlerz Club), University of Wisconsin (Maddy Baddyz), University of Kentucky (the 15 Blue Club) and Coastal Carolina University (Peoplez Club). The Company anticipates expanding the existing clubs to include more men’s and women’s sports at the respective schools with additional athlete signings, merchant partnerships and exclusive content. In addition, the Company is evaluating opportunities to grow at other highly regarded schools.

OpenLocker entered into a Strategic Partnership Agreement with Student Athlete NIL, LLC in September 2022 which operates the Success With Honor (“SWH”) Collective at Penn State University. Collaboration with SWH, whose primary aim is to help maximize student-athletes’ NIL opportunities, has enabled OpenLocker to sign NIL contracts with several of the top collegiate athletes in the country, including nationally ranked and NCAA championship wrestlers. The Company also has access to the SWH’s large database of fans with a track record of giving to the university and making direct contributions to its student-athletes.

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

RESULTS OF OPERATIONS

Revenue

During the three months ended April 30, 2023 and 2022, we generated revenue of $51,011 and $0, respectively. The increase in revenue was due to OpenLocker’s physical and digital collectible related sales. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

During the nine months ended April 30, 2023 and 2022, we generated revenue of $62,100 and $0, respectively. The increase in revenue was due to OpenLocker’s physical and digital collectible related sales. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

Operating Expenses (Income)

Operating expenses (income) during the three months ended April 30, 2023 and 2022 were $687,859 and $(1,525,627), respectively. The increase in operating expense was primarily due to an adjustment to stock-based compensation in the prior period of $1,525,627 for the three months ended April 30, 2023.

Operating expenses during the nine months ended April 30, 2023 and 2022 were $2,025,751 and $1,610,975, respectively. The increase in operating expenses was primarily due to expenses related to research and development totaling $255,017 in the nine months ended April 30, 2023. The Company did not have any of these expenses in the comparative prior period.

Net Loss (Income)

For the three months ended April 30, 2023 and 2022, we had a net (loss) income of $(651,848) and $1,472,853, respectively. The increase in net loss was primarily due to an adjustment to stock-based compensation in the prior period of $1,525,627.

For the nine months ended April 30, 2023 and 2022, we had a net loss of $1,978,651 and $1,673,472, respectively. The increase in net loss was primarily due to an adjustment to stock-based compensation in the prior period of $1,525,627.

Other Expense—Net

Other expense—net for the three months ended April 30, 2023 and 2022 was $15,000 and $52,774, respectively. For the three months ended April 30, 2022, other expense—net included interest expense—related party of $680 and loss on debt extinguishment – related parties of $52,094.

Other expense—net for the nine months ended April 30, 2023 and 2022 was $15,000 and $62,497, respectively. For the nine months ended April 30, 2022, other expense—net included interest expense—related party of $52,094 and loss on debt extinguishment – related parties of $52,094.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and early stage of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2023, we had $201,479 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the issuance of debt and equity sourced capital.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2023 and 2022:

	Nine Months Ended April 30,
	2023	2022
Net cash used in operating activities	$748,772	$83,292
Net cash provided by financing activities	343,116	637,259
Net (decrease) increase in cash	405,656	553,967
Cash, beginning of period	607,135	53,178
Cash, end of period	$201,479	$607,145

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2023, the Company had:

●	Net loss of $1,978,651; and
●	Net cash used in operations of $748,772.

Additionally, at April 30, 2023, the Company had:

●	Accumulated deficit of $4,686,806;
●	Stockholders’ equity of $5,028,341; and
●	Working capital of $81,263.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $201,479 at April 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending April 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

During the nine months ended April 30, 2023, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of April 30, 2023 and July 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended April 30, 2023 and 2022, respectively.

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

For the nine months ended April 30, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	April 30,
	2023	2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	44,520,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	1,849,855	-
Warrants (exercise price $1/share)	1,250,000	-
Total common stock equivalents	47,619,855	35,520,000

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended April 30, 2023, the Company issued unregistered equity securities as follows:

●	The Company issued 9,000 shares of Series A preferred stock to certain officers and directors of the Company for an aggregate purchase price of $6,000 (equal to a per share purchase price of $0.6666).
●	The Company issued 1,462,500 shares of common stock to third parties for an aggregate purchase price of $335,000 (equal to a per share purchase price of $0.20 to $0.40).
●	The Company issued 580,000 shares of common stock to third parties for services rendered with a value of $276,100.

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

OPENLOCKER HOLDINGS, INC.

Date: June 9, 2023	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

