Form 10-K
period 2023-07-31
OpenLocker Holdings, Inc.
filed 2023-11-01
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission file number: 000-24520

OpenLocker Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1700 Palm Beach Lakes Blvd., Suite 820 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (305) 351-9195

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on January 31, 2023 as reported by OTC Markets Group, Inc. ($0.447), was approximately $15,688,758.

As of November 1, 2023, there were 41,379,650 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Established on August 25, 2021, OpenLocker Inc. (the “Company” or “OpenLocker”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences.

The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands.

OpenLocker launched its first fan community at the University of Connecticut in February 2022, during the first season following the National Collegiate Athletic Association (“NCAA”) policy change allowing student-athletes to receive compensation for their NIL. The Company deliberately included all 14 eligible members of the men’s basketball team to galvanize the fan base and name the fan community the Bone Yard Huskyz Club (BYHC). The OpenLocker design team created the BYHC logo and Huskyz avatar to play off of the university’s Huskies mascot and to have an edgy feel. A Huskyz avatar was created in the likeness of each of the athletes and selected super fans for branding and awareness campaigns. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the release date, which was strategically timed around the basketball team’s season schedule. A comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter spaces conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followings and promote sales of their collectibles by word-of-mouth.

OpenLocker initially sold digital collectibles, also known as non-fungible tokens (“NFTs”), due to the popularity at the time and advantages that blockchain technology offered for authenticating collectibles and providing utility and rewards to UConn fans. OpenLocker minted the NFTs on the FLOW blockchain and sold them on its e-commerce platform for fiat currency to appeal to an audience unfamiliar with cryptocurrency. A majority of the revenue from the BYHC project was generated on the first day of sales. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 digital collectibles sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and quick response (QR) code that directs to the boneyardhuskyzclub.com. Customer behavior and feedback confirmed that the physical collectible was deemed to be of greater value to the majority of fans, who had little to no experience with blockchain technology. Since then, OpenLocker has directed its efforts to marketing and selling autographed physical collectibles along with community membership rewards programs, events and experiences.

Following the success of its college fan community model, OpenLocker launched the OpenStable marketplace in April 2022 to engage the next generation of thoroughbred racing enthusiasts. Through its relationships with owners, trainers and influencers in the racing industry, OpenStable aimed to give fans access to exclusive information, real life experiences, and memorabilia so that they could engage in a truly immersive journey covering a racehorse’s career. By offering both autographed physical collectibles and ownership of digital collectibles which unlocked rewards and experiences, both in the virtual and physical realms, OpenStable was intended to attract a younger audience with a goal to develop the next generation of thoroughbred racing fans.

The Company continued to include digital collectibles with the purchase of a physical collectible featuring student-athlete NIL in the following NCAA athletic season so it would have the option to use blockchain technology to verify ownership for its fan loyalty programs. However, the Company has discontinued sale and distribution of digital collectibles, including NFTs, as there was little interest evidenced by the fact that so few customers actually completed the steps required to view and claim them to a personal digital wallet. The OpenLocker NFT viewer remains accessible so that existing owners may continue to have access to their digital collectibles while the Company focuses on delivering physical collectibles and enhancing the fan experience by removing barriers to fan engagement.

In addition, from April 2022 through September 2022, Openlocker offered a secondary marketplace for peer-to-peer transactions of digital collectibles, however, no secondary sales were effectuated or attempted and as of September 2022 this secondary marketplace was discontinued. Although, OpenLocker no longer operates a trading platform, owners of issued digital collectibles may transfer their digital collectible to their personal digital wallet and thereafter transfer such digital collectible to the wallet of their choice.

As of November 1, 2023, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

In addition to supporting the athletes, for each fan community, holders of issued digital collectibles and/or authenticated physical collectibles are entitled to participate in any club membership activities, perks or benefits which the Company may offer or arrange from time to time. Such perks or benefits may include, for example, access to community events (such as meet and greet with athletes), giveaways, and rewards based on an athlete’s performance.

OpenLocker is also in discussions with NIL collectives, communities focused on raising funds for school-specific NIL fundraising efforts, that are interested in offering membership rewards programs to their target audiences.

The Company is also in discussions with national brands who are interested in leveraging their relationships with student-athletes to create social media influencer campaigns and build customer loyalty programs.

OpenLocker’s current revenue model includes (i) sales on the OpenLocker platform, (ii) sponsorship and advertising, and (iii) service fees for creative design work, development and product fulfillment services.

OpenLocker believes that it has found a unique and attractive market for autographed collectibles and community rewards programs by focusing on the college athlete market, as we believe that interest in college sports is growing.

Principal Products and Services

OpenLocker aims to provide a comprehensive suite of collectibles, products and services, adopting a hybrid flexible model creating products both licensed and non-licensed with colleges, professional sports teams, leagues, brands, etc.

Autographed Physical Collectibles (Authenticated Physical Collectibles)

The Platinum Card by OpenLocker is a metal, wallet-sized card that has the digital art print sublimated on one side and a QR code printed on the other side which directs to the fan community online portal. The serial number is laser engraved on the card and there is space reserved for the athlete to hand-sign.

The Company also offers autographed collectibles made of PVC plastic that is even more durable, making it a preferable material to carry around.

The Platinum Card entitles the holder to receive any perks or benefits that may be offered by OpenLocker and its brand partners.

Gear

OpenLocker also sells exclusive gear, including t-shirts, sweatshirts, hats and pins, in its exclusive gear shops.

OpenLocker Marketplace

The OpenLocker Marketplace provides a user-friendly shopping experience for sports fans to purchase membership cards, gear and collectibles featuring their favorite athletes for access to exclusive perks and rewards.

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

Industry Overview and Market Opportunity

Our business model has been enabled by the recent change in NCAA policy, effective July 1, 2021, which now allows college athletes to profit from their NIL. A majority of the general public and close to three quarters of college sports fans believe that athletes should be compensated for their NIL, with stronger support among those between the ages of 18 and 34.

NIL merchandise sales, including apparel, autographed balls and posters, have expanded in the second year since the NCAA policy change with the increase in awareness and demand for NIL products. By connecting exclusive rewards and perks to its autographed collectibles featuring student athlete NIL at University of Florida, Florida Atlantic University and Radford University, OpenLocker offers tangible benefits and strengthens community relationships in the long-term. The company also creates opportunities for local businesses and national brands to benefit from NIL through influence marketing, partnerships and appearances.

Competitive Advantage

Tactical Objective

OpenLocker’s user-friendly platform empowers athletes to monetize their fan engagement with innovative collectibles. In addition to designing, marketing and selling physical autographed collectibles with the athlete’s NIL, OpenLocker also invests in helping athletes build their “digital currency” with branding support services and integrated marketing strategies. OpenLocker facilitates the distribution of autographed collectibles, gear and any memorabilia that athletes wish to deliver to fans, along with experiences or appearances agreed to by the athlete.

The release of each fan community’s collection is designed to target an athlete’s, group of athletes’ or team’s fan base which includes students, alumni, university staff plus friends & family members of the athletes. A combination of organic and paid social media campaigns, public relations, advertising and campus activation strategies are used to drive sales. Scheduling drops around peak interest and special events is also critical to maximize the impact of sales and marketing efforts, the most effective times being just prior to the start of a season.

College Network

The OpenLocker Business Development team leverages its relationships with college coaches and athletic departments to explore potential partnerships, school licensing opportunities and gain direct access to athletes. The company has a track record of fairly compensating student-athletes which has translated into trusting relationships and seamless onboarding.

Community Rewards Programs

OpenLocker differentiates itself by offering rewards to fans for supporting their favorite student-athletes through purchase of an athlete’s autographed collectible. The company aims to remove barriers and strengthen community ties through business partnerships that leverage NIL in creative ways. One way that OpenLocker enables small businesses to benefit from NIL is to offer rewards for athlete performance. At the University of Florida, fans who purchase an autograph collectible featuring the NIL of Trevor Etienne, the Florida Gator’s running back, receive 20% off at Etienne’s favorite chicken wing restaurant in Gainesville. Fans with the card also get a free meal when Trevor Etienne scores two touchdowns in a single game. This is just one example of OpenLocker’s strategy for attracting more fans to its platform and connecting fans and athletes in deeper, more meaningful ways.

Customers

OpenLocker’s customers include fans of college sports teams and athletes including students, alumni, parents and friends of the athletes. The company aims to expand its reach to a broader network of college sports spectators who are not as familiar with NIL with its fan rewards programs that offer perks and experiences for community membership.

Our customers also include brands who are interested in leveraging their relationships with student-athletes to create social media influencer campaigns and build customer loyalty programs.

Government Regulation

Our anticipated business activities are not currently subject to any particular regulation by government agencies other than those routinely imposed on corporate and/or publicly traded businesses.

Notwithstanding the above, we have in the past sold digital assets and made a secondary marketplace available for those digital assets, as described herein. As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (CFPB), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries, have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

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

Securities Act of 1933

Under the U.S. Securities laws, a digital asset may be considered a security as defined in Section 2(a)(1) of the Securities Act of 1933, as amended (“Securities Act”). In determining whether a particular digital asset is a security, it is generally accepted to apply the standards set forth in the U.S. Supreme Court case of SEC v. W. J. Howey Co., 328 U.S. 293 (1946). Our Company does not hold or invest in digital assets, including, but not limited to, NFTs.

To the extent any digital asset we sold could be deemed a security, we may become subject to additional regulatory requirements, including under the Securities Act. For example, typically, offerings of securities in the United States are required to register under the Securities Act with the SEC and, in compliance with state law, with applicable state regulators, and to the extent any digital assets we invest in was originally distributed in connection with an illegal securities offering, those assets may lose value. In addition, our plans to sell digital assets may be substantially constrained or prohibited with respect to transactions if determined to be a security. We may need to find a suitable exemption from registration for these sales. At this time, we do not have a present intent to offer digital assets, including, but not limited to, NFTs, in the future.

Securities Exchange Act of 1934

In the event we invest in the securities of a company that is subject to the reporting requirements under the Securities Exchange Act of 1934, we may be required to make certain filings with the SEC in connection with any acquisition or beneficial ownership of more than 5% of any class of the equity securities of a company registered under the Exchange Act. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities, and any contracts, arrangements or undertakings regarding the securities. Also, if we become the beneficial owner of more than 10% of any class of the equity securities of a company registered under the Exchange Act, we may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act.

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

Digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators have each been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets. Particular focus has been given on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises, as well as the safety and soundness of exchanges or other service providers that hold digital assets for users.

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

As discussed above, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in ICOs may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Our anticipated business activities, however, do not involve any ICOs nor any fractionalized digital asset offerings. We currently do not offer or sell any digital assets, including but not limited to, NFTs, and have no immediate plans to do so again.

Intellectual Property

Trademarks

OpenLocker is a registered trademark, and LOCKERMANIA, BONE YARD HUSKYZ CLUB, ROWDY REDZ, POWEROWLS CLUB, GATORVERSE, LIONZ CLUB, OPENSTABLE and MADDY BADDYZ are trademarks of, OpenLocker Holdings, Inc., filed in the category of online advertising and marketing services in the field of sports and NFTs, as well as promoting the sale of goods and services of others by means of contests and incentive award programs; as well as promoting the sale of goods and services of others by OpenLocker.

Patents

While OpenLocker has developed proprietary technology, as defined under Proprietary Marketplace & Platform, OpenLocker has not registered any patents with the United States Patent & Trademark Office.

Employees

As of November 1, 2023, we have no full-time employees. Mr. Gostfrand serves as our Chief Executive Officer and principal financial officer, and Ms. Anthony serves as our President. OpenLocker uses contractors on an as-needed basis to fulfill its staffing needs. Mr. Klatsky serves as President of OpenLocker and Ms. Klatsky serves as Chief Operating Officer of OpenLocker.

Organizational History

The Company was originally incorporated in Delaware in 1986. It changed its domicile to Massachusetts in 1987. Until July 7, 1992, the Company was engaged in the sale of an automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. The Company discontinued operations and liquidated the remaining inventory of reagents on April 16, 1993. The Company changed its state of domicile again to Delaware in May 1996 and concurrently changed its name to IMSCO Technologies, Inc. At the time, the Company switched its focus to developing technology that achieves molecular separation with innovative applications of electrostatics. The Company ultimately abandoned these endeavors and continued to go through shifts in its business operations. In 2001, the Company changed its name to Global Sports and Entertainment, Inc. In 2002, it changed its name to GWIN, Inc. The Company changed its name to Winning Edge International, Inc. in 2006 and in 2007, to W Technologies, Inc.

In June 2021, the Company closed upon a share exchange agreement with Krypto Ventures pivoting the Company into the blockchain technology and digital asset business. In November 2021, the Company redeemed a large portion of the common stock issued in the Krypto Ventures transaction and current management took over the Company operations. Effective December 31, 2021, the Company changed its name to “Descrypto Holdings, Inc.”

On December 5, 2022, the Company changed its corporate name to OpenLocker Holdings, Inc. and effective December 9, 2022, the trading symbol for the Company’s common stock changed to “OLKR”. In October 2022 the Company uplisted to the OTCQB Venture Market.

Through the acquisition of OpenLocker, the Company is offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences.

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

On January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement by and between the Company and American Capital Ventures, an entity wholly owned by our CEO, Howard Gostfrand (the “ACV Agreement”). Pursuant to the terms of the ACV Agreement, the Company exchanged 88,800,191 shares of our common stock owned by ACV for the issuance of 88,800 shares of Series A Preferred stock.

Also on January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement by and between the Company and Leone Capital, an entity wholly owned by our President, Laura Anthony (the “Leone Agreement”). Pursuant to the terms of the Leone Agreement, the Company exchanged 88,800,191 shares of our common stock owned by Leone for the issuance of 88,800 shares of Series A Preferred stock

Series A Preferred Redemptions

On February 18, 2022, the Company entered into and closed certain Redemption Agreements (each, a “Series A Redemption Agreement”), by and between the Company and ACV and Leone (together, the “Redeeming Series A Stockholders”). Pursuant to the terms of the Series A Redemption Agreements, each of the Redeeming Series A Stockholders sold, and the Company purchased, a total of 142,080 Series A Preferred shares representing 80% of the Redeeming Series A Stockholders’ holdings for an aggregate purchase price of $2.00.

2022 and 2023 Series A Subscription Agreements

On October 5, 2022, the Company entered into Subscription Agreements (the “Brian Klatsky Agreement”), dated October 5, 2022, by and between the Company and each of the following purchasers: Brian Klatsky, American Capital Ventures Inc. (ACV) and Leone Group LLC. Mr. Klatsky is a member of the Company’s Board of Directors, a significant stockholder of the Company and President of OpenLocker, Inc., a wholly owned operating subsidiary of the Company. Howard Gostfrand is Chief Executive Officer, Principal Financial Officer and director of the Company, and is President and founder of ACV. Laura Anthony, President and Chairperson of the Company’s Board of Directors, is managing member of Leone. Pursuant to the terms of the Agreements, each of the purchasers agreed to purchase from the Company, and the Company agreed to sell to each purchaser, 3,000 (for an aggregate of 9,000 shares) shares of the Company’s Series A preferred stock at a price of $0.66666666 per share, for a subscription price of $2,000.00 (for an aggregate of $6,000.00).

On June 20, 2023, the Company entered into a Subscription Agreement (the “Brian Klatsky Agreement”), dated June 20, 2023, by and between the Company and Brian Klatsky, a member of the Company’s Board of Directors, President of OpenLocker Inc., an operating company and wholly owned subsidiary of the Company, and a significant stockholder of the Company. Pursuant to the terms of the Brian Klatsky Agreement, Mr. Klatsky agreed to purchase from the Company, and the Company agreed to sell to Mr. Klatsky, 9,895 shares of the Company’s Series A preferred stock at a price of $0.66666666 per share, for a total subscription price of $6,597. The Company sold such shares to Mr. Klatsky on June 20, 2023.

Also on June 20, 2023, the Company entered into a Subscription Agreement (the “Lauren Klatsky Agreement” and together with the Brian Klatsky Agreement, the “Agreements”), dated June 20, 2023, by and between the Company and Lauren Klatsky, Chief Operating Officer of OpenLocker Inc. Pursuant to the terms of the Lauren Klatsky Agreement, Ms. Klatsky agreed to purchase from the Company, and the Company agreed to sell to Ms. Klatsky, 4,000 shares of the Company’s Series A preferred stock at a price of $0.66666666 per share, for a total subscription price of $2,667. The Company sold such shares to Ms. Klatsky on June 20, 2023.

Following the Series A transactions, ownership of the Series A Preferred was as follows:

Name of Stockholder	No. of Shares of Series A Preferred Stock Owned Following Redemption	Percentage of Outstanding Series A Preferred Stock Held Following Redemption
ACV	20,760	20.87%
Leone	20,760	20.87%
Brian Klatsky	12,895	16.86%
Lauren Klatsky	4,000	4.21%

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to Our Business and Industry

●	We are an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.
●	Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.
●	We may suffer from lack of availability of additional funds.
●	We may be unable to scale our operations successfully.
●	The requirements of remaining a public company may strain our resources and distract management, which could make it difficult to manage our business.
●	OpenLocker may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm its operating results, dilute its stockholders’ ownership, increase its debt or cause it to incur significant expense.
●	Our financial results fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of OpenLocker’s stock.
●	Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.
●	If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

Risks Related to Digital Assets

●	The market for digital assets is relatively new and subject to significant volatility.
●	Digital collectibles may be a relatively illiquid asset.
●	Our digital asset secondary marketplace could have been operating as an unregistered exchange, unregistered broker-dealer or unregistered clearing agency.

Risks Related to Our Common Stock

●	OpenLocker’s common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	OpenLocker’s common stock constitutes restricted securities and is subject to limited transferability.
●	OpenLocker’s common stock price may decrease due to factors beyond our control.
●	OpenLocker’s common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of OpenLocker’s common stock and increase transaction costs to sell those shares.
●	The market price for OpenLocker’s common stock is particularly volatile, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.
●	OpenLocker does not intend to pay dividends for the foreseeable future.

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

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. We had a loss from operations of $2,549,810 for the fiscal year ended July 31, 2023. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management intends to raise additional funds by way of public or private offerings. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for our Company to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect or the timeframe in which it may occur. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As part of our growth strategy we intend to make acquisitions. To acquire qualified companies, we are likely to face competition from companies that have substantially greater financial, technological, managerial and research and development resources and experience than we have. In addition, if we are successful in closing an acquisition of one or more target companies, these acquired companies are likely to face competition for their service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we have. If we are unable to compete successfully, we may be unable to grow, sustain our revenue or be successful in achieving our business plan.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into new markets as we seek to expand our business and seek to acquire complementary businesses may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if our number of customers significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

We may have limited or no experience in our newer markets, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technological challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. Profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

The impact of epidemics or pandemics may limit our future business both from the demand and supply sides. Our sales people may not be able to effectively engage with customers due to restrictions on travel, conferences and in-person meetings. Our supply chain may be impacted by production and distribution delays. Due to these factors, we may limit future operations to reduce expenses until events support and allow normal business procedures.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly but not limited to Howard Gostfrand, Laura Anthony, Brian Klatsky and Lauren Klatsky. We do not have employment agreements with these individuals, and they could terminate their employment with us at any time. As a result, these officers may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our Company, we may lose a significant number of relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

We rely on third-party systems to conduct our business and relationships with payment processors, advertisers, third party sellers of our products, and our revenues and market share may decrease if these third-party relationship and systems are unavailable in the future or if they no longer offer quality performance.

We rely on third-party computer systems and third-party service providers, including payment services such as Shopify Payment for credit card verifications and confirmations, to host our website and to advertise and deliver the products sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain the products or services of these or other third parties or deterioration in their performance could impair the timing and quality of our own service. If our service providers fail to deliver high-quality services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us. In addition, our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices, for the availability of any specific services and generally may be terminated by either party. If we are unable to develop and maintain relationships with these third-party suppliers that will allow us to obtain sufficient levels of service on acceptable commercial terms, such inability could harm our business, prospects, financial condition and results of operations.

We may not be able to compete successfully against existing or future competitors including larger, well-established and well-financed NIL and sports focused companies.

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

Risks Related to Digital Assets

Whether a particular digital asset is a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to properly characterize a digital asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets (which includes digital assets) fall within the definition of a “security” under the U.S. federal securities laws. We do not believe that the digital assets we have sold are securities, however, regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a digital asset listed and sold on our platform is a “security” under applicable laws.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether the digital assets that we sold on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a digital asset listed and sold on our platform is a “security” under applicable laws. Customers that purchased such digital assets on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to liability.

Although we no longer offer a secondary market or trading platform, we did at one time. Our secondary market was not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we will not seek to register or rely on an exemption from such registration or license. We could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that we operated an unregistered exchange, unregistered broker-dealer or unregistered clearly agency. We believe that our risk is reduced as no secondary or trading transactions were attempted or occurred on our marketplace, but regardless of our conclusion our business would be significantly impacted if the SEC, a state or foreign regulatory authority, or a court were to determine otherwise.

In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the digital assets in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm.

There are risks associated with operating a marketplace for digital assets.

There are risks associated with marketplaces for digital assets that sell user generated content, including but not limited to, counterfeit assets, intellectual property violations, unregistered sales of securities, assets on smart contracts with bugs, and assets that may become untransferable. These risks could create liability and have an adverse effect on the Company.

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

Digital asset collectibles may be a relatively illiquid asset.

We do not currently offer digital asset collectibles but have done so in the past and although we do not intend to do so in the near future, it could become a part of our overall collectible market strategy. While many digital assets can be bought and sold easily, in the case of digital asset collectibles, we will need to identify buyers who are willing to pay a certain price for a particular, one-of-a-kind item. If we elect to dispose of a digital asset collectible through an auction house, commissions will be to the auction house that will reduce our returns. In addition, following a sale at auction, a successful bidder may fail to pay in accordance with the timescales laid down by the relevant auction house resulting in either (i) delayed payment by said bidder; or (ii) the need for us to sell the work either privately, via a gallery or at a subsequent auction, in either case resulting in losses for us.

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

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock. If OpenLocker’s stockholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

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

Our principal executive offices are located at 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. This office space is provided to us at no charge by one of our executive officers and directors. In addition, OpenLocker maintains an office at 320 Broad Street, Red Bank, NJ 07701. The Company is leasing the office space from a family member of OpenLocker’s Chief Executive Officer on a month to month basis. We believe that these properties are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

Item 3.	Legal Proceedings

rom time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Since December 9, 2022, our common stock has traded on the OTCQB tier of the OTC Market Group LLC’s Marketplace under the symbol “OLKR.” Prior to October 2022, our common stock traded under the symbol “DSRO.” Prior to April 2022, our common stock traded under the symbol “WTCG.”

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

	Common Stock (1)
	Low	High
Fiscal 2022
First Quarter (August 1, 2021 to October 31, 2021)	$0.3242	$1.3000
Second Quarter (November 1, 2021 to January 31, 2022)	$0.9000	$0.5150
Third Quarter (February 1, 2022 to April 30, 2022)	$1.1000	$0.5400
Fourth Quarter (May 1, 2022 to July 31, 2022)	$0.8700	$0.2000

Fiscal 2023
First Quarter (August 1, 2022 to October 31, 2022)	$0.3388	$0.6853
Second Quarter (November 1, 2022 to January 31, 2023)	$0.2924	$0.4970
Third Quarter (February 1, 2023 to April 30, 2023)	$0.2897	$0.6280
Fourth Quarter (May 1, 2023 to July 31, 2023)	$0.2460	$0.3961

Fiscal 2024
First Quarter (August 1, 2023 to October 31, 2023) (1)	$0.2000	$0.3906

On October 31, 2023, the closing price of our common stock was $0.20. As of November 1, 2023, we had 41,379,650 shares of common stock issued and outstanding.

Holders

As of November 1, 2023, there were approximately 524 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended July 31, 2023, the Company issued 9,000 shares of Series A preferred stock to certain officers and directors of the Company for an aggregate purchase price of $6,000 (equal to a per share purchase price of $0.6666).

During the year ended July 31, 2023, the Company issued 1,425,000 shares of common stock to third parties and 1,425,000 warrants with a term of 5 years and an exercise price of $1.00 for an aggregate purchase price of $285,000 (equal to a per unit purchase price of $0.20).

During the year ended July 31, 2023, the Company issued 125,000 shares of common stock to third parties for an aggregate purchase price of $50,000 (equal to a per share price of $0.40).

During the year ended July 31, 2023, the Company issued 769,644 shares of common stock to third parties for services rendered with a value of $__________.

During the year ended July 31, 2023 the Company issued 1,478,050 options with a 10 year term and an exercise price of $0.70. The options vest 123,171 options each first day of the 11 months after issuance commencing on September 1, 2022 with the remaining 123,169 options vesting the last month.

The Company believes that the issuances of the foregoing securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Established on August 25, 2021, OpenLocker Inc. (the “Company” or “OpenLocker”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences.

The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands.

OpenLocker launched its first fan community at the University of Connecticut in February 2022, during the first season following the National Collegiate Athletic Association (“NCAA”) policy change allowing student-athletes to receive compensation for their NIL. The Company deliberately included all 14 eligible members of the men’s basketball team to galvanize the fan base and name the fan community the Bone Yard Huskyz Club (BYHC). The OpenLocker design team created the BYHC logo and Huskyz avatar to play off of the university’s Huskies mascot and to have an edgy feel. A Huskyz avatar was created in the likeness of each of the athletes and selected super fans for branding and awareness campaigns. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the release date, which was strategically timed around the basketball team’s season schedule. A comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter spaces conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followings and promote sales of their collectibles by word-of-mouth.

OpenLocker initially sold digital collectibles, also known as non-fungible tokens (“NFTs”), due to the popularity at the time and advantages that blockchain technology offered for authenticating collectibles and providing utility and rewards to UConn fans. OpenLocker minted the NFTs on the FLOW blockchain and sold them on its e-commerce platform for fiat currency to appeal to an audience unfamiliar with cryptocurrency. A majority of the revenue from the BYHC project was generated on the first day of sales. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 digital collectibles sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and quick response (QR) code that directs to the boneyardhuskyzclub.com. Customer behavior and feedback confirmed that the physical collectible was deemed to be of greater value to the majority of fans, who had little to no experience with blockchain technology. Since then, OpenLocker has directed its efforts to marketing and selling autographed physical collectibles along with community membership rewards programs, events and experiences.

Following the success of its college fan community model, OpenLocker launched the OpenStable marketplace in April 2022 to engage the next generation of thoroughbred racing enthusiasts. Through its relationships with owners, trainers and influencers in the racing industry, OpenStable aimed to give fans access to exclusive information, real life experiences, and memorabilia so that they could engage in a truly immersive journey covering a racehorse’s career. By offering both autographed physical collectibles and ownership of digital collectibles which unlocked rewards and experiences, both in the virtual and physical realms, OpenStable was intended to attract a younger audience with a goal to develop the next generation of thoroughbred racing fans.

The Company continued to include digital collectibles with the purchase of a physical collectible featuring student-athlete NIL in the following NCAA athletic season so it would have the option to use blockchain technology to verify ownership for its fan loyalty programs. However, the Company has discontinued sale and distribution of digital collectibles, including NFTs, as there was little interest evidenced by the fact that so few customers actually completed the steps required to view and claim them to a personal digital wallet. The OpenLocker NFT viewer remains accessible so that existing owners may continue to have access to their digital collectibles while the Company focuses on delivering physical collectibles and enhancing the fan experience by removing barriers to fan engagement.

In addition, from April 2022 through September 2022, Openlocker offered a secondary marketplace for peer-to-peer transactions of digital collectibles, however, no secondary sales were effectuated or attempted and as of September 2022 this secondary marketplace was discontinued. Although, OpenLocker no longer operates a trading platform, owners of issued digital collectibles may transfer their digital collectible to their personal digital wallet and thereafter transfer such digital collectible to the wallet of their choice.

As of November 1, 2023, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

In addition to supporting the athletes, for each fan community, holders of issued digital collectibles and/or authenticated physical collectibles are entitled to participate in any club membership activities, perks or benefits which the Company may offer or arrange from time to time. Such perks or benefits may include, for example, access to community events (such as meet and greet with athletes), giveaways, and rewards based on an athlete’s performance.

OpenLocker is also in discussions with NIL collectives, communities focused on raising funds for school-specific NIL fundraising efforts, that are interested in offering membership rewards programs to their target audiences.

The Company is also in discussions with national brands who are interested in leveraging their relationships with student-athletes to create social media influencer campaigns and build customer loyalty programs.

OpenLocker’s current revenue model includes (i) sales on the OpenLocker platform, (ii) sponsorship and advertising, and (iii) service fees for creative design work, development and product fulfillment services.

OpenLocker believes that it has found a unique and attractive market for autographed collectibles and community rewards programs by focusing on the college athlete market, as we believe that interest in college sports is growing.

Principal Products and Services

OpenLocker aims to provide a comprehensive suite of collectibles, products and services, adopting a hybrid flexible model creating products both licensed and non-licensed with colleges, professional sports teams, leagues, brands, etc.

Autographed Physical Collectibles (Authenticated Physical Collectibles)

The Platinum Card by OpenLocker is a metal, wallet-sized card that has the digital art print sublimated on one side and a QR code printed on the other side which directs to the fan community online portal. The serial number is laser engraved on the card and there is space reserved for the athlete to hand-sign.

The Company also offers autographed collectibles made of PVC plastic that is even more durable, making it a preferable material to carry around.

The Platinum Card entitles the holder to receive any perks or benefits that may be offered by OpenLocker and its brand partners.

Gear

OpenLocker also sells exclusive gear, including t-shirts, sweatshirts, hats and pins, in its exclusive gear shops.

OpenLocker Marketplace

The OpenLocker Marketplace provides a user-friendly shopping experience for sports fans to purchase membership cards, gear and collectibles featuring their favorite athletes for access to exclusive perks and rewards.

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

RESULTS OF OPERATIONS

Revenues

During the fiscal years ended July 31, 2023 and 2022, we generated revenues of $81,179 and $208, respectively. The lack of revenue was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses for the fiscal years ended July 31, 2023 and 2022 were $2,430,337 and $2,494,425, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Loss from Operations

Loss from operations for the fiscal years ended July 31, 2023 and 2022 was $2,549,810 and $2,494,217, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Net Loss

Net loss for the fiscal years ended July 31, 2023 and 2022 was $7,425,932 and $2,556,714, respectively. The increase in expenses was due to impairment of investment, impairment of intangible assets, impairment of goodwill, and a rise in fixed general administrative expenses and increased research and development.

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

Liquidity and Capital Resources

As of July 31, 2023, we had $15,539 in cash, $8,000 in accounts receivable, and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the fiscal years ended July 31, 2023 and 2022:

	Fiscal Year Ended July 31,
	2023	2022
Net cash used in operating activities	$(978,976)	$(286,527)
Net cash provided by investing activities	-	13,326
Net cash provided by financing activities	387,380	827,158
Net increase (decrease) in cash	(591,596)	553,957
Cash, beginning of year	607,135	53,178
Cash, end of year	$15,539	$607,135

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business, results of operations or financial condition.

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

Going Concern and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the fiscal year ended July 31, 2023, the Company had:

●	Net loss of $7,425,932; and
●	Net cash used in operations of $978,976.

Additionally, at July 31, 2023, the Company had:

●	Accumulated deficit of $10,134,087;
●	Stockholders’ deficit of $97,676; and
●	Working capital of $(100,855).

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $15,539 at July 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment, we performed a comprehensive analysis of our current circumstances, including our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Goodwill and Impairment

In financial reporting, goodwill is not amortized, but is tested for impairment annually (July 31) or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations. There were no impairments recorded for the year ended July 31, 2022. See Note 6.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations. There were no impairments recorded for the year ended July 31, 2022. See Note 7.

Revenue Recognition

OpenLocker generates revenue from two main sources, our collectibles and sponsorship revenues.

Revenue is recognized in accordance with FASB Topic ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of an NFT to its customer. Currently, all sales contain a single performance obligation.

Related to the sale of physical collectibles and merchandise, all payments are received from third-party payment processing providers. The Company receives payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relate to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of a collectible and where no further performance obligations are required:

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

Related to sponsorships, the Company generates revenues from sponsorship arrangements, in which the customer sponsors an athlete, event or sports team. In exchange for the sponsorship, the customer receives specified brand recognition and other benefits over a set period of time and will recognize revenue on a straight-line basis over the time period specified in the contract. Related performance obligations for sponsorship arrangements are recognized ratably over this period of time.

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

For the fiscal years ended July 31, 2023 and 2022, the Company expensed $247,181 and $46,667, respectively, in software development costs.

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

Reference is made to Pages F-1 through F-34 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of July 31, 2023, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Howard Gostfrand	56	Chief Executive Officer, Principal Financial Officer and Director
Laura Anthony	57	President, Secretary and Chairperson of the Board
Brian Klatsky	52	Director and President of OpenLocker
Lauren Klatsky	49	Chief Operating Officer of OpenLocker

Howard Gostfrand. Mr. Gostfrand has been involved in the financial industry for over 27 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding small-cap and middle market companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stockbroker focused on small-cap companies, having worked in New York City and South Florida.

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

Mr. Gostfrand received a B.S. degree in Marketing Management from Boston University.

Laura Anthony. Ms. Anthony is the founding partner of Anthony L.G., PLLC, which she founded in 2001, a corporate, securities and business transactions law firm, and has been practicing law since 1993. Ms. Anthony provides corporate counsel to small-cap and middle-market private and public companies. For 28 years, Ms. Anthony has served clients in areas including but not limited to compliance with Securities Act offer, sale and registration requirements, including private and public offerings; initial public offerings; follow-on offerings and PIPE transactions; compliance with NASDAQ and NYSE American initial and continued listing requirements; compliance with the initial quotation and maintenance of standards for the OTCQB and OTCQX; working with foreign private issuers; Regulation A/A+ offerings; compliance with the registration and reporting requirements under the Exchange Act; mergers and acquisitions; and general contract and business transactions. Ms. Anthony served on the board of directors of Aditx, Inc. (Nasdaq: ADTX), a biotechnology company, from July 2020 through December 2021.

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

Mr. Klatsky is a successful serial entrepreneur with more than 26 years of experience. He currently serves as a registered investment advisor at Gold Coast Wealth Management since 2017. Prior to GCWM, Mr. Klatsky spent 19 years at KCG (formerly Knight Capital). He served as head of NASDAQ cash trading and the deputy global head of cash trading. During his tenure at KCG, Mr. Klatsky managed firm capital and inventory in domestic and international equities for short term and long-term trading portfolios. He specialized in finding value in small cap names that lacked analyst and institutional coverage. Other responsibilities included developing and optimizing an electronic trading environment to provide world class customer service and enhanced liquidity to hundreds of broker dealer and institutional clients. Over the course of his career, he successfully managed over 300 traders and sales traders, client relationships, and firm capital through volatile market conditions and cycles.

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

Mr. Klatsky joined the Company’s board of directors on May 31, 2022.

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

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended July 31, 2023 for:

●	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended July 31, 2023, and
●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at July 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Howard Gostfrand,	7/31/2023	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Principal Financial Officer	7/31/2022	$—	$—	$—	$—	$—	$—

Laura Anthony,	7/31/2023	$—	$—	$—	$—	$—	$—
President	7/31/2022	$—	$—	$—	$—	$—	$—

Brian Klatsky,	7/31/2023	—	$—	$—	$—	$—	$—
President of OpenLocker, Inc.	7/31/2022	—	$—	$—	$—	$—	$—

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2023, there were no outstanding options, warrants or equity awards.

Compensation Plans

As of July 31, 2023, the Company reserved 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, as may be determined by the Board.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of November 1, 2023 by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Common Stock (2)
Directors and Executive Officers:
Howard Gostfrand	20,822,500	(3)	33.51%
Laura Anthony	20,822,500	(4)	33.51%
Brian Klatsky	16,822,113	(5)	30.99%
All directors and officers as a group (4 persons)	62,667,113	(6)	62.80%

5% Stockholders:
Balance Labs, Inc.	7,243,129	(7)	17.50%
Lyons Capital, LLC	2,084,112	(8)	5.04%
Abby Klatsky	3,927,113		9.49%
Brendan O’Brien	3,927,113		9.49%

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

(2) Based on 41,379,650 shares of the Company’s common stock and 58,415 shares of Series A preferred stock issued and outstanding as of November 1, 2023. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time. On any matter submitted to the holders of common stock for a vote or on which the holders of common stock have a right to vote, each share of Series A preferred stock will have a number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible, but without conversion being required in connection therewith. Accordingly, each share of Series A preferred stock has 1,000 votes. The Series A preferred stock votes together with the common stock as one class.

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

(5) Represents 3,927,113 shares of common stock and 12,895 shares of Series A preferred stock held by Mr. Klatsky. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time.

(6) Represents shares held by Mr. Gostfrand, Ms. Anthony, Mr. Klatsky and Ms. Klatsky. Represents 4,252,113 shares of common stock, 58,415 shares of Series A preferred stock, and a vested stock option to purchase 411,907 shares of the Company’s common stock at an exercise price of $0.12 per share. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time.

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

Equity Compensation Plan Information

The table below sets forth information as of July 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In connection with the acquisition of OpenLocker on May 31, 2022, the Company acquired an existing right-of-use operating lease for office space. The lease is for an initial term of two years at $500 per month. The lease does not contain any renewal options. During the period September 1, 2021 through May 31, 2022, no rent was due. The Company is required to pay a total of $7,500 over a 15 month period from June 1, 2022 through August 31, 2023. The Company is leasing the office space from a family member of OpenLocker’s Chief Executive Officer. In Sept 2023, the lease was renewed on a month to month basis under the same terms.

During the year ended July 31, 2022:, The Company issued 135,450 shares of common stock, having a fair value of $106,274 ($0.70 - $0.87/share), based upon the quoted closing trading price, in connection with the conversion of notes payable and related accrued interest totaling $54,180, resulting in a loss on debt extinguishment of 52,094. See Notes 4 and 5.

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

Subsequent to July 31, 2023, the Company executed notes payable with certain officers and directors for $80,000 ($40,000 each for ACV and Leone). The notes bear interest at 10% and are due August 2024 .

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by Hudgens CPA, PLLC, our independent registered public accounting firm (“Hudgens”), for the fiscal years ended July 31, 2023 and 2022 for:

●	Professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”);
●	Assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);
●	Tax compliance, advice, and planning (“Tax Fees”); and
●	Other products or services provided (“Other Fees”)

were as follows:

$30,000 for 2022 and $34,000 for 2023

	Fiscal Year Ended July 31,
	2023	2022
Audit Fees	$34,000	$30,000
Audit Related Fees (1)	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$34,000	$30,000

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

(3)	Exhibits

Exhibit No.	Document
2.1	Share Exchange Agreement dated June 15, 2021 by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
2.2	Amendment and Acknowledgement Pursuant to Share Exchange Agreement by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on December 18, 2020).
3.2	Certificate of Withdrawal for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.3	Certificate of Withdrawal for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.4	Amended and Rested Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the SEC on February 4, 2021).
3.5	Certificate of Designations of Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
3.6	Certificate of Amendment to Certificate of Incorporation, dated December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2022).
10.2	Securities Exchange Agreement dated July 13, 2021 between W Technologies, Inc. and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
10.3	Redemption Agreement dated as of November 18, 2021 by and between the registrant, Balance Labs, Inc., Lyons Capital, LLC, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.4	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.5	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.6	Subscription Agreement dated as of November 18, 2021 by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.7	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.8	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.9	Form of Redemption Agreement (Common Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.10	Form of Redemption Agreement (Series A Preferred Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.11	Share Exchange Agreement, dated as of May 23, 2022, by and among Descrypto Holdings, Inc., OpenLocker Inc., the stockholders of OpenLocker Inc. party thereto and Brian Klatsky as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022).
10.12	Form of Subscription Agreement (Series A Preferred Stock) dated as of October 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).
10.13	Subscription Agreement, dated as of June 16, 2022, by and between Brian Klatsky and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.14	Subscription Agreement, dated as of June 16, 2022, by and between Lauren Klatsky and the registrant. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.15	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.16	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2023	OPENLOCKER HOLDINGS, INC.

	By:	/s/ Howard Gostfrand
	Name:	Howard Gostfrand
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Gostfrand	Chief Executive Officer and Director	November 1, 2023
Howard Gostfrand	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Laura Anthony	President and Chairperson of the Board	November 1, 2023
Laura Anthony

/s/ Brain Klatsky	Director	November 1, 2023
Brian Klatsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OpenLocker Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OpenLocker Holdings, Inc. (the Company) as of July 31, 2023, and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there are no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2021.

Houston, Texas

November 1, 2023

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2023	July 31, 2022

Assets

Current Assets
Cash	$15,539	$607,135
Accounts receivable	8,000	-
Total Current Assets	23,539	607,135

Website - net	2,901	6,069

Other Assets
Operating lease - right-of-use asset - related party	278	3,630
Investment	-	15,000
Intangible asset - net	-	2,244,773
Goodwill	-	2,943,874
Total Other Assets	278	5,207,277

Total Assets	$26,718	$5,820,481

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$113,846	$95,165
Deferred revenue	10,050	-
Operating lease liability - related party	498	5,710
Total Current Liabilities	124,394	100,875

Operating lease liability - related party	-	497

Total Liabilities	124,394	101,372

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 58,415 and 35,520 shares issued and outstanding, respectively	5	4
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 40,675,006 and 38,382,506 shares issued and outstanding, respectively	4,071	3,839
Additional paid-in capital	10,032,335	8,423,421
Accumulated deficit	(10,134,087)	(2,708,155)
Total Stockholders’ Equity (Deficit)	(97,676)	5,719,109

Total Liabilities and Stockholders’ Equity (Deficit)	$26,718	$5,820,481

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended July 31,
	2023	2022

Revenues
Collectibles	$55,729	$208
Sponsorships	25,450	-
Total revenues	81,179	208

Cost of goods sold	32,652	-

Gross loss	48,527	208

Operating expenses
Software development	247,181	46,667
General and administrative expenses	2,351,156	2,447,758
Total operating expenses	2,598,337	2,494,425

Income (loss) from operations	(2,549,810)	(2,494,217)

Other income (expense)
Impairment of investment	(15,000)	-
Impairment of intangible assets	(1,916,270)	-
Impairment of goodwill	(2,943,874)	-
Loss on debt extinguishment - related parties	-	(52,094)
Interest expense - related party	(978)	(10,403)
Total other income (expense) - net	(4,876,122)	(62,497)

Net income (loss)	$(7,425,932)	$(2,556,714)

Income (loss) per share - basic and diluted	$(0.19)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	39,403,828	141,389,889

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended July 31, 2023

							Total
	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Stock issued for cash - preferred stock - related parties	22,895	1	-	-	15,263	-	15,264

Stock issued for cash - common stock and warrants	-	-	1,637,500	166	369,834	-	370,000

Stock issued for services	-	-	655,000	66	302,284	-	302,350

Recognition of stock-based compensation	-	-	-	-	919,417	-	919,417

Contributed capital - related parties	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(7,425,932)	(7,425,932)

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended July 31, 2022

							Total
	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

July 31, 2021	-	$-	259,376,620	$25,937	$(30,993)	$(151,441)	$(156,497)

Recognition of stock based compensation	-	-	-	-	3,605,772	-	3,606,040

Share buy-backs	(142,080)	(14)	(240,814,962)	(24,079)	23,155	-	(938)

Stock issued in conversion of notes payable and accrued interest - related parties	-	-	135,450	14	106,260	-	106,274

Stock issued for cash	-	-	182,978,736	18,296	809,800	-	828,096

Forgiveness of notes payable and accrued interest - related parties	-	-	-	-	155,743	-	155,743

Stock issued for services and true up of previously recognized compensation	-	-	1,807,042	181	(1,404,809)	-	(1,404,896)

Series A preferred stock issued for common stock - related parties	177,600	18	(177,600,382)	(17,760)	17,742	-	-

Acquisition of Open Locker, Inc.	-	-	12,500,002	1,250	5,140,751	-	5,142,001

Net loss	-	-	-	-	-	(2,556,714)	(2,556,714)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

OpenLocker Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended July 31,
	2023	2022
Operating activities
Net loss	$(7,425,932)	$(2,556,714)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	328,503	54,751
Amortization - website	3,168	3,376
Amortization of operating lease right-of-use asset - related party	3,352	559
Impairment of investment	15,000	-
Impairment of intangible assets	1,916,270	-
Impairment of goodwill	2,943,874	-
Recognition of stock-based compensation	919,417	3,606,040
Stock issued for services	302,350	(1,404,896)
Loss on debt extinguishment - related parties	-	52,094
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(8,000)	-
Increase (decrease) in
Accounts payable and accrued expenses	18,681	(34,060)
Accounts payable and accrued expenses - related parties	-	(6,769)
Deferred revenue	10,050	-
Operating lease liability - related party	(5,709)	(908)
Net cash used in operating activities	(978,976)	(286,527)

Investing activities
Cash acquired in acquisition of Open Locker, Inc.	-	13,326
Net cash provided by investing activities	-	13,326

Financing activities
Stock issued for cash - preferred stock - related parties	15,264	-
Collection of stock subscription receivable	-	-
Stock issued for cash - common stock	370,000	828,096
Contributed capital - related parties	2,116	-
Cash paid for share common stock and preferred stock redemptions	-	(938)
Net cash provided by financing activities	387,380	827,158

Net increase (decrease) in cash	(591,596)	553,957

Cash - beginning of year	607,135	53,178

Cash - end of year	$15,539	$607,135

Supplemental disclosure of cash flow information
Cash paid for interest	$978	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of Series A, preferred stock into common stock	$-	$17,760
Acquisition of Open Locker, Inc.	$-	$5,142,001
Forgiveness of notes payable and accrued interest - related parties	$-	$155,743
Stock issued in conversion of notes payable and accrued interest - related parties	$-	$54,180

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker,” “we,” “us,” “our” or the “Company”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

OpenLocker is also in discussions with NIL collectives, communities focused on raising funds for school-specific NIL fundraising efforts, that are interested in offering membership rewards programs to their target audiences. The Company is also in discussions with national brands who are interested in leveraging their relationships with student-athletes to create social media influencer campaigns and build customer loyalty programs. OpenLocker’s current revenue model includes (i) sales on the OpenLocker platform, (ii) sponsorship and advertising, and (iii) service fees for creative design work, development and product fulfillment services.

OpenLocker is a registered trademark, and LOCKERMANIA, BONE YARD HUSKYZ CLUB, ROWDY REDZ, PROWLERZ CLUB, GATORVERSE, LIONZ CLUB, OPENSTABLE and MADDY BADDYZ are trademarks of, Openlocker Holdings, Inc.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

As reflected in the accompanying unaudited consolidated financial statements, for the year ended July 31, 2023, the Company had:

●	Net loss of $7,425,932; and
●	Net cash used in operations of $978,976

Additionally, at July 31, 2023, the Company had:

●	Accumulated deficit of $10,134,087
●	Stockholders’ deficit of $97,676; and
●	Working capital deficit of $100,855

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $15,539 at July 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”)

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Principles of Consolidation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At July 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At July 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At July 31, 2023 and 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Investment

The Company owns 150,000 shares of iGrow Systems Inc. The shares were valued at cost $15,000 ($0.10/share). The investment was recorded on the Company’s balance sheet using the cost method of accounting.

During the year ended July 31, 2023, the Company determined that the value of the investment was non-recoverable and has recorded an impairment loss of $15,000 in the accompanying consolidated statements of operations.

Goodwill and Impairment

In financial reporting, goodwill is not amortized, but is tested for impairment annually (July 31) or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations. There were no impairments recorded for the year ended July 31, 2022. See Note 6.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations. There were no impairments recorded for the year ended July 31, 2022. See Note 7.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

There were no impairment losses for the years ended July 31, 2023 and 2022, respectively.

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

There were no impairment losses for the years ended July 31, 2023 and 2022, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

JULY 31, 2023 AND 2022

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

See Note 10.

Revenue Recognition

OpenLocker generates revenue from two main sources, our collectibles and sponsorship revenues.

Revenue is recognized in accordance with ASC No. 606, “Revenue from Contracts with Customers”. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of a digital access pass or sale of a sponsorship to its customer (final or ultimate end-user purchaser/collector). Currently, all revenue streams contain a single performance obligation. There are no penalties for contract termination by either party.

Collectibles

All payments are received from third-party payment processing providers. The Company receives payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relate to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of a digital access pass and where no further performance obligations are required. At the point of sale, the Company grants all rights in the intellectual property to the customer.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Payments from customers (all paid in cash) are received as follows:

●	Shopify payouts from credit/debit cards transactions typically occur 2-3 days after date of sale; and
●	PayPal payments are received same day

Shipping fees collected from customers for physical collectibles are included with revenues received from Shopify payouts. Prior to the product shipping, any amounts received in advance are accounted for as contract liabilities (deferred revenue).

The Company controls the collectibles via digital access pass prior to a sale and acts as the principal in these transactions.

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

At July 31, 2023 and 2022, the Company had contract liabilities of $10,050 and $0, respectively.

For the years ended July 31, 2023 and 2022, the Company recognized $25,450 and $0, respectively, of sponsorship revenues from three customers.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

The following represents the Company’s disaggregation of revenues for the years ended July 31, 2023 and 2022:

	Year Ended July 31,
	2023		2022

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$55,729	69%	$208	100%
Sponsorship	25,450	31%	-	0%
Total Revenues	$81,179	100%	$208	100%

Cost of Goods Sold

Cost of goods sold primarily include web development and graphic design costs.

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

For the years ended July 31, 2023 and 2022, the Company expensed $247,181 and $46,667, respectively, in software development costs.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2023 and 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended July 31, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the years ended July 31, 2023 and 2022, the Company expensed $131,384 and $16,722, respectively, in marketing and advertising costs.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price
●	Expected dividends
●	Expected volatility
●	Risk-free interest rate; and
●	Expected life of option

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

For the years ended July 31, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	July 31, 2023	July 31, 2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	35,520,000
Stock options (exercise prices $0.12 - $0.70/share)	2,219,368	864,489
Warrants (exercise price $1/share)	1,425,000	-
Total common stock equivalents	62,059,368	36,384,489

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the ASC Codification. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

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

JULY 31, 2023 AND 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Website

The Company’s website consisted of the following:

			Estimated Useful
	July 31, 2023	July 31, 2022	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	7,935	4,767
Website - net	$2,901	$6,069

Amortization expense for the years ended July 31, 2023 and 2022 was $3,168 and $3,376, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 5 – Stockholders’ Equity (Deficit)

The Company has two (2) classes of stock at July 31, 2023 and 2022:

Class A Common Stock

-	10,000,000,000 shares authorized
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A Preferred Stock

-	200,000 shares authorized
-	58,415 and 35,520 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 35,520,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Year Ended July 31, 2023

Stock Issued for Cash – Related Parties

The Company issued 22,895 shares of preferred stock to certain officers and directors for $15,264 ($0.6667/share).

Stock Issued for Cash

The Company issued 1,637,500 shares of common stock for $370,000 ($0.20 - $0.40/share).

Also see Note 9 for warrants issued in connection with the sale of certain common stock units, which consisted of 1,425,000 shares of common stock and 1,425,000 warrants.

Stock Issued for Services

The Company issued 655,000 shares of common stock for services rendered, having a fair value of $302,350 ($0.35 - $0.498/share), based upon the quoted closing trading price.

Contributed Capital – Related Parties

Certain officers and directors contributed $2,116 on behalf of the Company for operating expenses.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Equity Transactions for the Year Ended July 31, 2022

Preferred Stock Buy-Backs

The Company agreed to repurchase common stock from certain shareholders. The Company purchased 142,080 shares at $0.0001/share for a net amount of $3. The shares were cancelled and are available for future issuances.

Common Stock Buy-Backs

The Company agreed to repurchase common stock from certain shareholders. The Company purchased 240,814,962 shares ranging from $0.00001 - $0.000001/share for a net amount of $935. The shares were cancelled and are available for future issuances.

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

Share Exchange Agreement – Related Parties

In January 2022, the Company issued 88,800 shares of Series A preferred stock to American Capital Ventures, Inc. (“ACV”) in exchange for 88,800,191 shares of common stock, having a fair value of $8,880 ($0.0001/share). Howard Gostfrand is ACV’s President and has voting and dispositive power over the shares held by ACV. Mr. Gostfrand is the Company’s Chief Executive Officer, Principal Financial Officer and Director, and is a significant stockholder of the Company.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

Note 6 – Acquisition and Pro Forma Financial Information for Open Locker, Inc.

OpenLocker, Inc. (“OL”)

On May 31, 2022, the Company entered into a share exchange agreement with OL and issued 12,500,002 shares of common stock, having a fair value of $5,142,001 ($0.41/share), to purchase 100% of OL’s, outstanding stock in a transaction treated as a business combination.

The valuation of the stock issuance and related allocation to goodwill and identifiable intangible assets (intellectual property) was based upon an independent third-party valuation (which contains the methodologies and assumptions). The valuation used a discounted cash flow model and the Multiple Period Excess Earnings Method. This valuation was necessary as the Company was not operating in an active market where.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price consideration was finalized as of July 31, 2022, with the excess purchase price allocated to an intangible asset and goodwill.

The acquisition of OL was reflected in the consolidated financial statements at July 31, 2022.

See the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022 for a complete discussion of the transaction.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

The table below summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date during the year ended July 31, 2022.

Consideration
Common stock (12,500,002 shares of common stock ($0.41/share)) (1)	$5,142,001

Fair value of consideration transferred	5,142,001

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	13,328
Total assets acquired	13,328

Accounts payable and accrued expenses	114,725
Total liabilities assumed	114,725

Total identifiable net liabilities	(101,397)

Amount to allocate to intangible asset and goodwill	5,243,398

Less: allocation for identifiable intangible asset (intellectual property)	2,299,524

Less: allocation for goodwill	2,943,874

$-

(1)	Fair value of common stock issued was determined based upon an independent third party valuation.

In connection with the purchase of OL, there were no additional transaction costs incurred.

The goodwill of $2,943,874 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 7 – Intangible Asset

In connection with the acquisition of OL, the Company recognized an intangible asset related to intellectual property. The Company believed the intellectual property was and still is critical to the success of the business going forward.

However, during the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the accompanying consolidated statements of operations.

The Company’s intangible asset is as follows:

			Estimated Useful
	July 31, 2023	July 31, 2022	Life (Years)

Gross carrying amount	$2,299,524	$-	7
Less: Accumulated amortization	383,254	-
Less: Impairment	1,916,270	-
Net carrying amount	$-	$-

Amortization expense for the years ended July 31, 2023 and 2022 was $328,503 and $54,751, respectively.

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the years ended July 31, 2023 and 2022 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic Value Term (Years)	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2021	-	$-	-	$-	$-
Exercisable - July 31, 2021	-	$-	-	$-	$-
Granted	864,489	$0.14	-	-	$0.14
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$-	-	-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Unvested - July 31, 2023	123,171	$0.70	9.06	$-	$-

Year Ended July 31, 2023

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

JULY 31, 2023 AND 2022

Fair value was based upon the following management estimates:

Year Ended July 31, 2023

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

Compensation expense recorded for stock-based compensation for the year ended July 31, 2023 was $919,417.

At July 31, 2023, the Company had unvested compensation expense of $83,585, which was recognized in August 2023.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 9 – Warrants

Warrant activity for the years ended July 31, 2023 and 2022 are summarized as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,425,000	$1.00	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-

Warrant Transactions for the Year Ended July 31, 2023

Warrants Issued with Common Stock

During 2023, the Company sold 1,425,000 units of common stock and warrants for $285,000 ($0.20/share).

In connection with the sale of these units, the investors also received 1,425,000, five (5) year warrants, exercisable at $1/share. All warrants were fully vested on the issuance date.

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

Beginning September 1, 2023, the lease was renewed under the same terms on a month-to-month basis.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At July 31, 2023 and 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

The tables below present information regarding the Company’s operating lease assets and liabilities at July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$278	$3,630

Liabilities

Operating lease liability	$498	$6,207

Weighted-average remaining lease term (years)	0.08	1.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$3,352	$559
Lease liability expense in connection with obligation repayment	259	92
Total operating lease costs	$3,611	$651

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$5,710	$908
Right-of-use asset obtained in exchange for new operating lease liability	$-	$4,189

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2023 were as follows:

2024	500
Total undiscounted cash flows	500
Less: amount representing interest	(2)
Present value of operating lease liability	498
Less: current portion of operating lease liability	(498)
Long-term operating lease liability	$-

Student Athlete Licensing Agreements

The Company has entered into several agreements with student athletes related to the sale of NFT and related collectibles.

There may be initial sales as well as resales of these products. The Company and the student athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student athlete a commission for any resales.

At July 31, 2023 and 2022, respectively, the Company owed a nominal amount to various student athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Note 11 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	July 31, 2023	July 31, 2022
Federal income tax benefit - 20.06%	$(1,490,000)	$(513,000)
State income tax - 4.46%	(331,000)	(114,000)
Non-deductible items	1,195,000	13,000
Subtotal	(626,000)	(614,000)
Change in valuation allowance	626,000	614,000
Income tax benefit	$-	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2023 and 2022, respectively, are approximately as follows:

	July 31, 2023	July 31, 2022
Amortization of intangible asset	$(68,000)	$(13,000)
Amortization of website	-	(1,000)
Amortization of ROU lease	(1,000)	-
Share based payments	240,000	(540,000)
Net operating loss carryforwards	(341,000)	(98,000)
Total deferred tax assets	(170,000)	(652,000)
Less: valuation allowance	170,000	652,000
Net deferred tax asset recorded	$-	$-

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

During the year ended July 31, 2023, the valuation allowance increased by approximately $485,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At July 31, 2023, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $1,379,000 (approximately $338,000 at the blended tax rate). The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017 expire through 2037.

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

At July 31, 2023 and 2022, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 12 – Subsequent Events

Subsequent to July 31, 2023, the Company reflects the following:

Note Payable

In August 2023, the Company executed a note payable with a third party for $150,000. The note bears interest at 10% and is due August 2024.

Notes Payable – Related Parties

In August 2023, the Company executed notes payable with certain officers and directors for $80,000. The notes bear interest at 10% and are due August 2024.

Stock Issued for Services

The Company issued 704,644 shares of common stock for services rendered, having a fair value of $202,678 ($0.2479 - $0.44/share), based upon the quoted closing trading price.

