Form 10-Q
period 2023-10-31
OpenLocker Holdings, Inc.
filed 2023-12-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 15, 2023, there were 41,479,650 shares of common stock, par value $0.0001, issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended July 31, 2023, filed with the Securities and Exchange Commission on November 1, 2023, as the same may be updated from time to time.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2023	July 31, 2023
		(Audited)

Assets

Current Assets
Cash	$50,537	$15,539
Accounts receivable	-	8,000
Total Current Assets	50,537	23,539

Website - net	2,109	2,901

Operating lease - right-of-use asset - related party	-	278

Total Assets	$52,646	$26,718

Liabilities and Stockholders’ Equity Deficit

Current Liabilities
Accounts payable and accrued expenses	$99,838	$113,846
Accounts payable and accrued expenses - related parties	2,145	-
Deferred revenue	4,050	10,050
Operating lease liability - related party	-	498
Note payable	150,000	-
Notes payable - related parties	80,000	-
Total Current Liabilities	336,033	124,394

Total Liabilities	336,033	124,394

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 58,415 and 35,520 shares issued and outstanding, respectively	5	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 41,379,650 and 40,675,006 shares issued and outstanding, respectively	4,142	4,071
Additional paid-in capital	10,318,526	10,032,335
Accumulated deficit	(10,606,060)	(10,134,087)
Total Stockholders’ Deficit	(283,387)	(97,676)

Total Liabilities and Stockholders’ Deficit	$52,646	$26,718

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022

Revenues
Collectibles	$2,581	$5,140
Sponsorships	6,000	-
Total revenues	8,581	5,140

Cost of goods sold	916	-

Gross profit	7,665	5,140

Operating expenses
Software development	14,249	72,522
General and administrative expenses	458,914	498,324
Total operating expenses	473,163	570,846

Loss from operations	(465,498)	(565,706)

Other expense
Interest expense	(6,475)	-
Total other expense	(6,475)	-

Net loss	$(471,973)	$(565,706)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	41,321,999	38,527,805

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended October 31, 2023

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued for services	-	-	704,644	71	202,608	-	202,679

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(471,973)	(471,973)

October 31, 2023	58,415	$5	41,379,650	$4,142	$10,318,526	$(10,606,060)	$(283,387)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended October 31, 2022

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Recognition of stock based compensation	-	-	-	-	167,167	-	167,167

Stock issued for cash	-	-	125,000	12	49,988	-	50,000

Stock issued for services	-	-	130,000	13	51,987	-	52,000

Series A preferred stock issued for common stock - related parties	9,000	-	-	-	6,000	-	6,000

Contributed capital	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(565,706)	(565,706)

October 31, 2022	44,520	$4	38,637,506	$3,864	$8,700,679	$(3,273,861)	$5,430,686

The accompanying notes are an integral part of these unaudited consolidated financial statements

OpenLocker Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Operating activities
Net loss	$(471,973)	$(565,706)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	-	82,126
Amortization - website	792	792
Amortization of operating lease right-of-use asset - related party	278	838
Recognition of stock-based compensation	83,583	167,167
Stock issued for services	202,679	52,000
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	8,000	-
Increase (decrease) in
Accounts payable and accrued expenses	(14,008)	4,532
Accounts payable and accrued expenses - related parties	2,145	-
Deferred revenue	(6,000)	-
Operating lease liability - related party	(498)	(1,385)
Net cash used in operating activities	(195,002)	(259,636)

Financing activities
Proceeds from issuance of note payable	150,000	-
Proceeds from issuance of notes payable - related parties	80,000	-
Stock issued for cash - preferred stock - related parties	-	6,000
Stock issued for cash - common stock	-	50,000
Contributed capital - related parties	-	2,116
Net cash provided by financing activities	230,000	58,116

Net increase (decrease) in cash	34,998	(201,520)

Cash - beginning of period	15,539	607,135

Cash - end of period	$50,537	$405,615

Supplemental disclosure of cash flow information
Cash paid for interest	$1,440	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker,” “OL”, “we,” “us,” “our” or the “Company”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended October 31, 2023, the Company had:

●	Net loss of $471,973; and

●	Net cash used in operations of $195,002

Additionally, at October 31, 2023, the Company had:

●	Accumulated deficit of $10,606,060

●	Stockholders’ deficit of $283,387; and

●	Working capital deficit of $285,496

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $50,537 at October 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended October 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the period ended July 31, 2023 filed with the SEC on November 1, 2023.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At October 31, 2023 and July 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At October 31, 2023 and July 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At October 31, 2023 and July 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Goodwill and Impairment

In financial reporting, goodwill is not amortized, but is tested for impairment annually (each July 31) or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

Fiscal Year Ended July 31, 2023

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations.

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the three months ended October 31, 2023.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal Year Ended July 31, 2023

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations. See Note 7.

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the three months ended October 31, 2023.

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

There were no impairments recorded during the three months ended October 31, 2023 and 2022, respectively.

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

There were no impairments recorded during the three months ended October 31, 2023 or the year ended July 31, 2023, respectively.

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

At October 31, 2023 and July 31, 2023, the Company had contract liabilities of $4,050 and $10,050, respectively.

For the three months ended October 31, 2023 and 2022, the Company recognized $6,000 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

The following represents the Company’s disaggregation of revenues for three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023		2022
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$2,581	30%	$5,140	100%
Sponsorship	6,000	70%	-	0%
Total Revenues	$8,581	100%	$5,140	100%

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

For the three months ended October 31, 2023 and 2022, the Company expensed $14,249 and $72,522, respectively, in software development costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2023 and July 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended October 31, 2023 and the year ended July 31, 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended October 31, 2023 and 2022, the Company expensed $32,004 and $44,048, respectively, in marketing and advertising costs.

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

For the three months ended October 31, 2023 and 2022, the Company had the following potentially dilutive equity securities:

	October 31, 2023	October 31, 2022
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	44,520,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	1,110,830
Warrants (exercise price $1/share)	1,425,000	-
Total common stock equivalents	62,182,539	45,630,830

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

See Note 5.

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

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the unaudited consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Website

The Company’s website consisted of the following:

			Estimated Useful
	October 31, 2023	July 31, 2023	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	8,727	7,935
Website - net	$2,109	$2,901

Amortization expense for the three months ended October 31, 2023 and 2022 was $792 and $792, respectively. These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Notes Payable

The following represents a summary of the Company’s note payable at October 31, 2023 and July 31, 2023:

Issue Date	Maturity	Interest	Default		October 31,	July 31,
Date	Date	Rate	Interest Rate	Collateral	2023	2023

August 2023	August 2024	10%	20%	Unsecured	$150,000	$-
					$150,000	$-

The Company had the following activity related to its note payable during the three months ended October 31, 2023:

Balance - July 31, 2023	$-
Proceeds	150,000
Balance - October 31, 2023	$150,000

Note 5 – Notes Payable – Related Parties

The following represents a summary of the Company’s note payable at October 31, 2023 and July 31, 2023:

Issue Date Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	October 31, 2023	July 31, 2023

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$-
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	-
						$80,000	$-

The Company had the following activity related to its note payable during the three months ended October 31, 2023:

Balance - July 31, 2023	$-
Proceeds	80,000
Balance - October 31, 2023	$80,000

Note 6 – Stockholders’ Deficit

The Company has two (2) classes of stock at October 31, 2023 and July 31, 2023:

Class A Common Stock

-	10,000,000,000 shares authorized
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A Preferred Stock

-	200,000 shares authorized
-	58,415 and 35,520 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 35,520,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Three Months Ended October 31, 2023

Stock Issued for Services

The Company issued 704,644 shares of common stock for services rendered, having a fair value of $202,679 ($0.2479 - $0.44/share), based upon the quoted closing trading price.

Equity Transactions for the Year Ended July 31, 2023

Stock Issued for Cash – Related Parties

The Company issued 22,895 shares of preferred stock to certain officers and directors for $15,264 ($0.6667/share).

Stock Issued for Cash

The Company issued 1,637,500 shares of common stock for $370,000 ($0.20 - $0.40/share).

Also see Note 10 for warrants issued in connection with the sale of certain common stock units, which consisted of 1,425,000 shares of common stock and 1,425,000 warrants.

Stock Issued for Services

The Company issued 655,000 shares of common stock for services rendered, having a fair value of $302,350 ($0.35 - $0.498/share), based upon the quoted closing trading price.

Contributed Capital – Related Parties

Certain officers and directors contributed $2,116 on behalf of the Company for operating expenses.

Note 7 – Intangible Asset

In connection with the acquisition of OL during the fiscal year ended July 31, 2022, the Company recognized an intangible asset related to intellectual property. The Company believed the intellectual property was critical to the success of the business going forward.

Fiscal Year Ended July 31, 2023

However, during the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations (see Note 2).

Amortization expense for the three months ended October 31, 2023 and 2022 was $0 and $82,126, respectively.

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the three months ended October 31, 2023 and the year ended July 31, 2023 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$0.14		-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	$-	-	-	$-
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - October 31, 2023	2,342,539	$0.49	8.73	$63,159	$-
Exercisable - October 31, 2023	2,342,539	$0.49	8.73	$63,159	$-
Unvested - October 31, 2023	-	$-	-	$-	$-

Fiscal Year Ended July 31, 2024

During the three months ended October 31, 2023, the remaining 123,171 options vested.

Fiscal Year Ended July 31, 2023

In September 2022, the Company granted 1,478,050, ten-year (10) options to an employee for services to be rendered during the period September 2022 - August 2023. These options vested ratably over a twelve-month (12) period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $1,003,002.

Fair value was based upon the following management estimates:

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

Compensation expense recorded for stock-based compensation for the three months ended October 31, 2023 and 2022 was $83,583 and $167,167. These amounts are included as a component of general and administrative expenses.

Note 9 – Warrants

Warrant activity for the three months ended October 31, 2023 and the year ended July 31, 2023 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,425,000	$1.00	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - October 31, 2023	1,425,000	$1.00	4.41	$-
Exercisable - October 31, 2023	1,425,000	$1.00	4.41	$-
Unvested - October 31, 2023	-	$-	-	$-

Warrant Transactions for the Fiscal Year Ended July 31, 2023

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

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At October 31, 2023 and July 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$-	$278

Liabilities

Operating lease liability	$-	$498

Weighted-average remaining lease term (years)	-	0.08

Weighted-average discount rate	-	8%

The Company had the following operating lease costs for the Three Months Ended October 31, 2023 and 2022, respectively.

Operating lease costs	October 31, 2023	October 31, 2022

Amortization of right-of-use operating lease asset	$278	$838
Lease liability expense in connection with obligation repayment	3	115
Total operating lease costs	$281	$953

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$498	$1,385
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

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

At October 31, 2023 and July 31, 2023, respectively, the Company owed a nominal amount to various student athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Note 11 – Subsequent Events

Subsequent to October 31, 2023, the Company reflects the following:

Note Payable

In November 2023, the Company executed a note payable with a third party for $50,000. The note bears interest at 10% (20% default interest rate) and is due November 2024.

Stock Issued for Cash

The Company issued 100,000 shares of common stock for $10 ($0.0001/share).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of OpenLocker Holdings, Inc. and its subsidiaries (together, the “Company” or “OpenLocker”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2023, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In addition, from April 2022 through September 2022, OpenLocker offered a secondary marketplace for peer-to-peer transactions of digital collectibles, however, no secondary sales were effectuated or attempted and as of September 2022 this secondary marketplace was discontinued. Although OpenLocker no longer operates a trading platform, owners of issued digital collectibles may transfer their digital collectible to their personal digital wallet and thereafter transfer such digital collectible to the wallet of their choice.

As of December 15, 2023, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

RESULTS OF OPERATIONS

Revenue

During the three months ended October 31, 2023 and 2022, we generated revenue of $8,581 and $5,140, respectively. The increase in revenue was due to OpenLocker’s collectible related sales and event attendance. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

Operating Expenses

Operating expenses during the three months ended October 31, 2023 and 2022 were $473,163 and $570,846, respectively. The decrease in operating expense was primarily due to OpenLocker’s streamlining of its operations during the current period.

Net Loss

For the three months ended October 31, 2023 and 2022, we had a net loss of $471,973 and $565,706, respectively. The decrease in net loss was primarily due to less expenses associated with developing our clubs as they were already established during the current period.

Other Expense

Other expense for the three months ended October 31, 2023 and 2022 was $6,475 and $0, respectively. The increase in other expense was primarily due to miscellaneous expenses during the current period.

There is significant uncertainty projecting future profitability or revenues due to our history of losses and early stage of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2023, we had $50,537 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(195,002)	$(259,636)
Net cash provided by financing activities	230,000	58,116
Net increase (decrease) in cash	34,998	(201,520)
Cash, beginning of period	15,539	607,135
Cash, end of period	$50,537	$405,615

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended October 31, 2023, the Company had:

●	Net loss of $471,973; and
●	Net cash used in operations of $195,002.

Additionally, at October 31, 2023, the Company had:

●	Accumulated deficit of $10,606,060;
●	Stockholders’ deficit of $283,387; and
●	Working capital deficit of $285,496.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $50,537 at October 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending October 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Principles of Consolidation

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023, as filed with the SEC on November 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2023, the Company issued unregistered equity securities as follows:

●
●
●

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

(c) During the quarter ended October 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement .

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2023).
10.2	Form of Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLOCKER HOLDINGS, INC.

Date: December 15, 2023	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

