Form 10-Q
period 2024-01-31
OpenLocker Holdings, Inc.
filed 2024-03-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 15, 2024, there were 41,604,650 shares of common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2024	July 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$22,424	$15,539
Accounts receivable	5,000	8,000
Total Current Assets	27,424	23,539

Website - net	1,317	2,901

Operating lease - right-of-use asset - related party	-	278

Total Assets	$28,741	$26,718

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$131,505	$113,846
Accounts payable and accrued expenses - related parties	6,155	-
Deferred revenue	5,000	10,050
Operating lease liability - related party	-	498
Note payable - net	183,583	-
Notes payable - related parties	80,000	-
Total Current Liabilities	406,243	124,394

Total Liabilities	406,243	124,394

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized; 58,415 and 35,520 shares issued and outstanding, respectively	5	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized; 41,604,650 and 40,675,006 shares issued and outstanding, respectively	4,160	4,071
Additional paid-in capital	10,365,398	10,032,335
Accumulated deficit	(10,747,065)	(10,134,087)
Total Stockholders’ Deficit	(377,502)	(97,676)

Total Liabilities and Stockholders’ Deficit	$28,741	$26,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023

Revenues
Collectibles	$3,679	$5,949	$6,260	$11,089
Sponsorships	4050	-	10,050	-
Total revenues	7,729	5,949	16,310	11,089

Cost of goods sold	592	-	1,508	-

Gross profit	7,137	5,949	14,802	11,089

Operating expenses
Software development	2,941	57,602	17,190	130,124
General and administrative expenses	126,031	709,444	584,945	1,207,768
Total operating expenses	128,972	767,046	602,135	1,337,892

Loss from operations	(121,835)	(761,097)	(587,333)	(1,326,803)

Other expense
Amortization of debt discount	(5,473)	-	(5,473)	-
Interest expense	13,697	-	20,172	-
Total other expense	(19,170)	-	(25,645)	-

Net loss	$(141,005)	$(761,097)	$(612,978)	$(1,326,803)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	41,534,270	38,719,136	41,455,308	38,910,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended January 31, 2024

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued for services	-	-	704,644	71	202,608	-	202,679

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(471,973)	(471,973)

October 31, 2023	58,415	$5	41,379,650	$4,142	$10,318,526	$(10,606,060)	$(283,387)

Prior period true up	-	-	-	(5)	5	-	-

Stock issued as debt discount	-	-	225,000	23	46,867	-	46,890

Net loss	-	-	-	-	-	(141,005)	(141,005)

January 31, 2024	58,415	$5	41,604,650	$4,160	10,365,398	$(10,747,065)	$(377,502)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended January 31, 2023

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Recognition of stock-based compensation	-	-	-	-	167,167	-	167,167

Stock issued for cash	-	-	125,000	12	49,988	-	50,000

Stock issued for services	-	-	130,000	13	51,987	-	52,000

Series A preferred stock issued for common stock - related parties	9,000	-	-	-	6,000	-	6,000

Contributed capital	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(565,706)	(565,706)

October 31, 2022	44,520	$4	38,637,506	$3,864	$8,700,679	$(3,273,861)	$5,430,686

Recognition of stock-based compensation	-	-	-	-	250,750	-	250,750

Stock issued for cash	-	-	62,500	6	24,994	-	25,000

Stock issued for services	-	-	450,000	45	224,055	-	224,100

Net loss	-	-	-	-	-	(761,097)	(761,097)

January 31, 2023	44,520	$4	39,150,006	$3,915	$9,200,478	$(4,034,958)	$5,169,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023
Operating activities
Net loss	$(612,978)	$(1,326,803)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	-	164,252
Amortization - website	1,584	1,584
Amortization of operating lease right-of-use asset - related party	278	1,676
Amortization of debt discount	5,473	-
Recognition of stock-based compensation	83,583	417,917
Stock issued for services	202,679	276,100
Changes in operating assets and liabilities
Decrease in
Accounts receivable	3,000	-
Increase (decrease) in
Accounts payable and accrued expenses	17,659	(41,737)
Accounts payable and accrued expenses - related parties	6,155	-
Deferred revenue	(5,050)	-
Operating lease liability - related party	(498)	(2,798)
Net cash used in operating activities	(298,115)	(509,809)

Financing activities
Proceeds from issuance of notes payable	225,000	-
Proceeds from issuance of notes payable - related parties	80,000	-
Stock issued for cash - preferred stock - related parties	-	6,000
Stock issued for cash - common stock	-	75,000
Contributed capital - related parties	-	2,116
Net cash provided by financing activities	305,000	83,116

Net increase (decrease) in cash	6,885	(426,693)

Cash - beginning of period	15,539	607,135

Cash - end of period	$22,424	$180,442

Supplemental disclosure of cash flow information
Cash paid for interest	$2,777	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	46,890	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker,” “OL”, “we,” “us,” “our” or the “Company”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs . By partnering with local businesses, as well as regional and national brands, who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

OpenLocker is a registered trademark, and LOCKERMANIA, BONE YARD HUSKYZ CLUB, ROWDY REDZ, PROWLERZ CLUB, GATAVERSE, LIONZ CLUB, OPENSTABLE and MADDY BADDYZ are trademarks of OpenLocker Holdings, Inc.

The parent (OpenLocker Holdings, Inc.) and its subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
OpenLocker Holdings, Inc.*	1996	Delaware
Descrypto, Inc.	2017	Delaware
Descrypto Studio, LLC	2022	Wyoming
Open Locker, Inc. (“OL”)	2021	Delaware

*	Formerly known as Descrypto Holdings, Inc., entity changed name on December 5, 2022.

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2024, the Company had:

●	Net loss of $612,978; and
●	Net cash used in operations of $298,115.

Additionally, at January 31, 2024, the Company had:

●	Accumulated deficit of $10,747,065;
●	Stockholders’ deficit of $377,502; and
●	Working capital deficit of $378,819.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $22,424 at January 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment, we performed a comprehensive analysis of our current circumstances including our financial position, our cash flows and cash usage forecasts for the twelve months ending January 31, 2025, and our current capital structure, including equity-based instruments and our obligations and debts.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

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

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At January 31, 2024 and July 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At January 31, 2024 and July 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At January 31, 2024 and July 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Six Months Ended January 31, 2024 (Fiscal Year Ending July 31, 2024)

There were no impairment losses recorded during the three and six months ended January 31, 2024.

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

Six Months Ended January 31, 2024 (Fiscal Year Ending July 31, 2024)

There were no impairment losses recorded during the three and six months ended January 31, 2024.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

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

There were no impairments recorded during the three and six months ended January 31, 2024 and 2023, respectively.

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

There were no impairments recorded during the three and six months ended January 31, 2024 and 2023, respectively.

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

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

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

See Note 10.

Revenue Recognition

OpenLocker generates revenue from two main sources: our collectibles and sponsorship revenues.

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

Payments from customers (all paid in cash) are received as follows:

●	Shopify payouts from credit/debit cards transactions typically occur 2-3 days after date of sale; and
●	PayPal payments are received same day.

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

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, but unpaid sponsorship revenue is included in accounts receivable on the consolidated balance sheets.

At January 31, 2024 and July 31, 2023, the Company had contract liabilities of $5,000 and $10,050, respectively.

For the three months ended January 31, 2024 and 2023, the Company recognized $4,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

For the six months ended January 31, 2024 and 2023, the Company recognized $10,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$6,260	38%	$11,089	100%
Sponsorships	10,050	62%	-	0%
Total Revenues	$16,310	100%	$11,089	100%

Cost of Goods Sold

Cost of goods sold primarily includes web development and graphic design costs.

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

For the three months ended January 31, 2024 and 2023, the Company expensed $2,941 and $57,602, respectively, in software development costs.

For the six months ended January 31, 2024 and 2023, the Company expensed $17,190 and $130,124, respectively, in software development costs.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of January 31, 2024 and July 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended January 31, 2024 and the year ended July 31, 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended January 31, 2024 and 2023, the Company expensed $26,074 and $9,146, respectively, in marketing and advertising costs.

For the six months ended January 31, 2024 and 2023, the Company expensed $58,078 and $53,194, respectively, in marketing and advertising costs.

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

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

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

For the six months ended January 31, 2024 and 2023, the Company had the following potentially dilutive equity securities:

	January 31, 2024	January 31, 2023
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	44,520,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	1,110,830
Warrants (exercise price $1/share)	1,425,000	-
Total common stock equivalents	62,182,539	45,630,830

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

January 31, 2024

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the unaudited consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Website

The Company’s website consisted of the following:

	January 31, 2024	July 31, 2023	Estimated Useful Lives (Years)
Website	$10,836	$10,836	3
Accumulated amortization	9,519	7,935
Website - net	$1,317	$2,901

Amortization expense for the three months ended January 31, 2024 and 2023 was $792 and $792, respectively.

Amortization expense for the six months ended January 31, 2024 and 2023 was $1,584 and $1,584, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Notes Payable

The following represents a summary of the Company’s notes payable at January 31, 2024 and July 31, 2023:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	January 31, 2024	July 31, 2023
August 2023	August 2024	10%	20%	Unsecured	$150,000	$-
November 2023	November 2024	10%	20%	Unsecured	50,000	-	(1)
December 2023	December 2024	10%	20%	Unsecured	25,000	-	(2)
					225,000	-

				Less: unamortized debt discount	(16,417)	-

				Notes payable - net	$208,583	$-

(1)	In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

(2)	In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.2000/share) and is being amortized over the life of the note.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

The Company had the following activity related to its notes payable during the six months ended January 31, 2024:

Balance - July 31, 2023	$-
Proceeds	225,000
Stock issued as debt discount	(46,890)
Amortization of debt discount	5,473
Balance - January 31, 2024	$183,583

Note 5 – Notes Payable – Related Parties

The following represents a summary of the Company’s notes payable – related parties at January 31, 2024 and July 31, 2023:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	January 31, 2024	July 31, 2023
August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$-
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	-
						$80,000	$-

The Company had the following activity related to its note payable – related parties during the six months ended January 31, 2024:

Balance - July 31, 2023	$-
Proceeds	80,000
Balance - January 31, 2024	$80,000

Note 6 – Stockholders’ Deficit

The Company has two classes of stock at January 31, 2024 and July 31, 2023:

Class A Common Stock

-	10,000,000,000 shares authorized
-	41,604,650 and 40,675,006 shares issued and outstanding, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A Preferred Stock

-	200,000 shares authorized
-	58,415 and 58,415 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Six Months Ended January 31, 2024 (Fiscal Year Ending July 31, 2024)

Stock Issued for Cash

The Company issued 225,000 shares of common stock in connection with the notes issued during the period ended January 31, 2024. The shares were valued at the closing stock price on the date of grant for a total value of $46,890 (see Note 4).

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

Amortization expense for the three months ended January 31, 2024 and 2023 was $0 and $82,126, respectively.

Amortization expense for the six months ended January 31, 2024 and 2023 was $0 and $164,252, respectively.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

Note 8 – Stock Options

Stock option transactions for the six months ended January 31, 2024 and the year ended July 31, 2023 are summarized as follows:

		Weighted	Weighted Average		Weighted Average
	Number	Average	Remaining	Aggregate	Grant
Stock Options	of Options	Exercise Price	Contractual Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$0.14		-	$0.68
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	$-	-	-	$-
Exercised	-	$-	-	-	$-
Cancelled/Forfeited	-	$-	-	-	$-
Outstanding - January 31, 2024	2,342,539	$0.49	8.48	$69,396	$-
Exercisable - January 31, 2024	2,342,539	$0.49	8.48	$69,396	$-
Unvested - January 31, 2024	-	$-	-	$-	$-

Fiscal Year Ended July 31, 2023

In September 2022, the Company granted 1,478,050, ten-year options to an employee for services to be rendered during the period September 2022 - August 2023. These options vested ratably over a twelve-month period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the fair value of these options granted was $1,003,002.

Fair value was based upon the following management estimates:

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

Compensation expense recorded for stock-based compensation for the three months ended January 31, 2024 and 2023 was $0 and $250,750, respectively.

Compensation expense recorded for stock-based compensation for the six months ended January 31, 2024 and 2023 was $83,583 and $417,917, respectively.

These amounts are included as a component of general and administrative expenses.

Six Months Ended January 31, 2024 (Fiscal Year Ending July 31, 2024)

During the six months ended January 31, 2024, the remaining 123,171 of a total 1,478,050 options vested.

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

Note 9 – Warrants

Warrant activity for the six months ended January 31, 2024 and the year ended July 31, 2023 is summarized as follows:

		Weighted	Weighted Average Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,425,000	$1.00	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - January 31, 2024	1,425,000	$1.00	4.16	$-
Exercisable - January 31, 2024	1,425,000	$1.00	4.16	$-
Unvested - January 31, 2024	-	$-	-	$-

Warrant Transactions for the Fiscal Year Ended July 31, 2023

Warrants Issued with Common Stock

During 2023, the Company sold 1,425,000 units of common stock and warrants for $285,000 ($0.20/share).

In connection with the sale of these units, the investors also received 1,425,000, five year warrants, exercisable at $1/share. All warrants were fully vested on the issuance date.

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing right-of-use operating lease for office space. The lease had an initial term of two years at $500 per month. The lease does not contain any renewal options.

During the period September 1, 2021 through May 31, 2022 no rent was due. The Company was required to pay a total of $7,500 over a fifteen-month period from June 1, 2022 through August 31, 2023.

Beginning September 1, 2023, the lease was renewed under the same terms on a month-to-month basis.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At January 31, 2024 and July 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

OpenLocker Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

The tables below present information regarding the Company’s operating lease assets and liabilities at January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Assets
Operating lease - right-of-use asset - non-current	$-	$278
Liabilities
Operating lease liability	$-	$498
Weighted-average remaining lease term (years)	-	0.08
Weighted-average discount rate	-	8%

The Company had the following operating lease costs for the six months ended January 31, 2024 and 2023, respectively.

Operating lease costs	January 31, 2024	January 31, 2023
Amortization of right-of-use operating lease asset	$278	$1,676
Lease liability expense in connection with obligation repayment	3	202
Total operating lease costs	$281	$1,878
Supplemental cash flow information related to operating leases was as follows:
Operating cash outflows from operating lease (obligation payment)	$498	$2,798
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Student-Athlete Licensing Agreements

The Company has entered into several agreements with student-athletes related to the sale of NFTs and related collectibles.

There may be initial sales as well as resales of these products. The Company and the student-athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student-athlete a commission for any resales.

At January 31, 2024 and July 31, 2023, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

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

As of March 15, 2024, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs.  While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses, as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended January 31, 2024 and 2023, we generated revenues of $7,729 and $5,949, respectively. The increase in revenues was due to OpenLocker’s product sales and event attendance. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

During the six months ended January 31, 2024 and 2023, we generated revenues of $16,310 and $11,089, respectively. The increase in revenues was due to OpenLocker’s product sales and event attendance. The Company’s prior year operations did not include OpenLocker, Inc., which was acquired on May 31, 2022.

Operating Expenses

Operating expenses during the three months ended January 31, 2024 and 2023 were $128,972 and $767,046, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Operating expenses during the six months ended January 31, 2024 and 2023 were $602,135 and $1,337,892, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Net Loss

For the three months ended January 31, 2024 and 2023, we had a net loss of $141,005 and $761,097, respectively. The decrease in net loss was primarily due to less expenses associated with developing our clubs as they were already established during the current period.

For the six months ended January 31, 2024 and 2023, we had a net loss of $612,978 and $1,326,803, respectively. The decrease in net loss was primarily due to less expenses associated with developing our clubs as they were already established during the current period.

Other Expense

Other expense for the three months ended January 31, 2024 and 2023 was $13,697 and $0, respectively. The increase in other expense was primarily due to amortization of debt discount of $5,473 and interest expense of $13,697.

Other expense for the six months ended January 31, 2024 and 2023 was $20,172 and $0, respectively. The increase in other expense was primarily due to amortization of debt discount of $5,473 and interest expense of $20,172.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, we had $22,424 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31,
	2024	2023
Net cash used in operating activities	$(298,115)	$(509,809)
Net cash provided by financing activities	305,000	83,116
Net increase (decrease) in cash	6,885	(426,693)
Cash, beginning of period	15,539	607,135
Cash, end of period	$22,424	$180,442

Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt financing. As we expand our activities, we may continue to experience net negative cash flows from operations. We anticipate obtaining additional financings to fund operations through additional common stock offerings, to the extent available, or to obtain additional financings to the extent necessary to augment our working capital.

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

As reflected in the accompanying unaudited consolidated financial statements for the six months ended January 31, 2024, the Company had:

●	Net loss of $612,978; and
●	Net cash used in operations of $298,115.

Additionally, at January 31, 2024, the Company had:

●	Accumulated deficit of $10,747,065;
●	Stockholders’ deficit of $377,502; and
●	Working capital deficit of $378,819.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $22,424 at January 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended January 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that the unaudited consolidated financial statements are issued. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities;
●	Continuing to explore and execute prospective partnering or distribution opportunities;
●	Identifying strategic acquisitions; and
●	Identifying unique market opportunities that represent potential positive short- term cash flow.

Principles of Consolidation

The unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

The Company uses qualitative factors according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

Three and Six Months Ended January 31, 2024

There were no impairment losses recorded during the three and six months ended January 31, 2024.

Fiscal Year Ended July 31, 2023

During the year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations.

Revenue Recognition

OpenLocker generates revenue from two main sources: our collectibles and sponsorship revenues.

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

At January 31, 2024 and July 31, 2023, the Company had contract liabilities of $5,000 and $10,050, respectively.

For the three months ended January 31, 2024 and 2023, the Company recognized $4,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

For the six months ended January 31, 2024 and 2023, the Company recognized $10,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$6,260	38%	$11,089	100%
Sponsorships	10,050	62%	-	0%
Total Revenues	$16,310	100%	$11,089	100%

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

For the three months ended January 31, 2024 and 2023, the Company expensed $2,941 and $17,190, respectively, in software development costs.

For the six months ended January 31, 2024 and 2023, the Company expensed $57,602 and $130,124, respectively, in software development costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective .

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

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

On June 5, 2023, Sarkis Sarkisian and Frank Andrianakos filed a complaint in the Supreme Court of New York, County of New York (Index No. 652710/2023), claiming that in December 2021, the Company had defaulted on certain promissory notes originally issued in September 2006. Plaintiffs claimed that they were owed approximately $688,540, additional interest and attorneys’ fees. The Company subsequently removed the case to the United States District Court for the Southern District of New York (the “Court”) on the basis of diversity jurisdiction (Case 1:23-cv-06154-JSR). On September 1, 2023, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction and Improper Venue or, in the Alternative, to Transfer. On October 27, 2023, the Court dismissed the action without prejudice. Plaintiffs subsequently appealed the dismissal. The Company believes that it has substantial defenses against the claim and intends to continue to defend against the claim.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023, as filed with the SEC on November 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended January 31, 2024, the Company issued unregistered equity securities as follows:

●	The Company issued 125,000 shares of common stock in exchange for payment of a purchase price of $23 ($0.001 per share).
●	The Company issued 100,000 shares of common stock as a debt discount in connection with the issuance of a $50,000 note payable, having a fair value of $21,890, which is being amortized over the life of the note.
●	The Company issued 704,644 shares of common stock in exchange for services rendered. Such shares had a fair value of $202,679 ($0.2479 to $0.44 per share), based upon the quoted closing trading price on the issuance date.

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

(c) During the quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OPENLOCKER HOLDINGS, INC.

Date: March 15, 2024	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

