Form 10-Q
period 2024-04-30
OpenLocker Holdings, Inc.
filed 2024-06-10
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 7, 2024, there were 41,734,650 shares of common stock, par value $0.0001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2024	July 31, 2023
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$16,956	$15,539
Accounts receivable	-	8,000
Total Current Assets	16,956	23,539

Website - net	525	2,901

Operating lease - right-of-use asset - related party	-	278

Total Assets	$17,481	$26,718

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$126,045	$113,846
Accounts payable and accrued expenses - related parties	6,133	-
Deferred revenue	-	10,050
Operating lease liability - related party	-	498
Notes payable - net	206,140	-
Notes payable - related parties	80,000	-
Total Current Liabilities	418,318	124,394

Total Liabilities	418,318	124,394

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock, $0.0001 par value - 200,000 shares authorized; 58,415 and 58,415 shares issued and outstanding, respectively	5	5
Common stock, $0.0001 par value - 10,000,000,000 shares authorized; 41,734,650 and 40,675,006 shares issued and outstanding, respectively	4,173	4,071
Additional paid-in capital	10,395,285	10,032,335
Accumulated deficit	(10,800,300)	(10,134,087)
Total Stockholders’ Deficit	(400,837)	(97,676)

Total Liabilities and Stockholders’ Deficit	$17,481	$26,718

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023

Revenues
Collectibles	$4,338	$31,011	$10,598	$42,100
Sponsorships	15,000	20,000	25,050	20,000
Total revenues	19,338	51,011	35,648	62,100

Cost of goods sold	-	-	1,508	-

Gross profit	19,338	51,011	34,140	62,100

Operating expenses
Software development	(290)	124,893	16,900	255,017
General and administrative expenses	51,217	562,966	636,162	1,770,734
Total operating expenses	50,927	687,859	653,062	2,025,751

Loss from operations	(31,589)	(636,848)	(618,922)	(1,963,651)

Other expense
Amortization of debt discount	(17,557)	-	(23,030)	-
Impairment expense	-	(15,000)	-	(15,000)
Interest expense	(4,089)	-	(24,261)	-
Total other expense	(21,646)	(15,000)	(47,291)	(15,000)

Net loss	$(53,235)	$(651,848)	$(666,213)	$(1,978,651)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	41,652,206	39,763,770	41,519,982	39,059,695

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued for services	-	-	704,644	71	202,608	-	202,679

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(471,973)	(471,973)

October 31, 2023	58,415	5	41,379,650	4,142	10,318,526	(10,606,060)	(283,387)

Par value true up adjustment	-	-	-	(5)	5	-	-

Stock issued as debt discount	-	-	225,000	23	46,867	-	46,890

Net loss	-	-	-	-	-	(147,255)	(147,255)

January 31, 2024	58,415	5	41,604,650	4,160	10,365,398	(10,753,315)	(383,752)

Stock issued for services	-	-	30,000	3	9,897	-	9,900

Stock issued as debt discount	-	-	100,000	10	19,990	-	20,000

Net loss	-	-	-	-	-	(46,985)	(46,985)

April 30, 2024	58,415	$5	41,734,650	$4,173	$10,395,285	$(10,800,300)	$(400,837)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Recognition of stock-based compensation	-	-	-	-	167,167	-	167,167

Stock issued for cash	-	-	125,000	12	49,988	-	50,000

Stock issued for services	-	-	130,000	13	51,987	-	52,000

Series A preferred stock issued for common stock - related parties	9,000	-	-	-	6,000	-	6,000

Contributed capital	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(565,706)	(565,706)

October 31, 2022	44,520	4	38,637,506	3,864	8,700,679	(3,273,861)	5,430,686

Recognition of stock-based compensation	-	-	-	-	250,750	-	250,750

Stock issued for cash	-	-	62,500	6	24,994	-	25,000

Stock issued for services	-	-	450,000	45	224,055	-	224,100

Net loss	-	-	-	-	-	(761,097)	(761,097)

January 31, 2023	44,520	4	39,150,006	3,915	9,200,478	(4,034,958)	5,169,439

Stock issued for cash	-	-	1,275,000	128	259,872	-	260,000

Recognition of stock-based compensation	-	-	-	-	250,750	-	250,750

Net loss	-	-	-	-	-	(651,848)	(651,848)

April 30, 2023	44,520	$4	40,425,006	$4,043	$9,711,100	$(4,686,806)	$5,028,341

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended April 30,
	2024	2023
Operating activities
Net loss	$(666,213)	$(1,978,651)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	-	246,378
Amortization - website	2,376	2,376
Amortization of operating lease right-of-use asset - related party	278	2,514
Amortization of debt discount	23,030	-
Impairment of investment	-	15,000
Recognition of stock-based compensation	83,583	668,667
Stock issued for services	212,579	276,100
Changes in operating assets and liabilities
Decrease in
Accounts receivable	8,000	-
Increase (decrease) in
Accounts payable and accrued expenses	12,199	23,083
Accounts payable and accrued expenses - related parties	6,133	-
Deferred revenue	(10,050)	-
Operating lease liability - related party	(498)	(4,239)
Net cash used in operating activities	(328,583)	(748,772)

Financing activities
Proceeds from issuance of notes payable	250,000	-
Proceeds from issuance of notes payable - related parties	80,000	-
Stock issued for cash - preferred stock - related parties	-	6,000
Stock issued for cash - common stock	-	335,000
Contributed capital - related parties	-	2,116
Net cash provided by financing activities	330,000	343,116

Net increase (decrease) in cash	1,417	(405,656)

Cash - beginning of period	15,539	607,135

Cash - end of period	$16,956	$201,479

Supplemental disclosure of cash flow information
Cash paid for interest	$4,182	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	$66,890	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries (collectively “OpenLocker,” “we,” “us,” “our” or the “Company”), is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2024, the Company had:

●	Net loss of $666,213; and
●	Net cash used in operations of $328,583.

Additionally, at April 30, 2024, the Company had:

●	Accumulated deficit of $10,800,300;
●	Stockholders’ deficit of $400,837; and
●	Working capital deficit of $401,362.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $16,956 at April 30, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment, we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2025, and our current capital structure, including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital (debt and/or equity based financing), the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the period ended July 31, 2023 filed with the SEC on November 1, 2023.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

APRIL 30, 2024

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

The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At April 30, 2024 and July 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

ASC 825-10, “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At April 30, 2024 and July 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2024 and July 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Nine Months Ended April 30, 2024 (Fiscal Year Ending July 31, 2024)

There were no impairment losses recorded during the three and nine months ended April 30, 2024.

Fiscal Year Ended July 31, 2023

During the fiscal year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), goodwill of $2,943,874 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Nine Months Ended April 30, 2024 (Fiscal Year Ending July 31, 2024)

There were no impairment losses recorded during the three and nine months ended April 30, 2024.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Fiscal Year Ended July 31, 2023

During the fiscal year ended July 31, 2023, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $1,916,270 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations. See Note 7.

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

There were no impairments recorded during the three and nine months ended April 30, 2024 and 2023, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

There were no impairments recorded during the three and nine months ended April 30, 2024 and 2023, respectively.

Original Issue Discount/Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount or issue shares of common stock classified as a debt discount. These discounts reduce the face amount of the note and are amortized to interest expense over the life of the debt, in the consolidated statements of operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the consolidated statements of operations.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

See Note 10.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

At April 30, 2024 and July 31, 2023, the Company had contract liabilities of $5,000 and $10,050, respectively.

For the three months ended April 30, 2024 and 2023, the Company recognized $4,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

For the nine months ended April 30, 2024 and 2023, the Company recognized $10,050 and $0, respectively, of sponsorship revenues from one and zero customers, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended April 30, 2024 and 2023:

	Nine Months Ended April 30,
	2024		2023

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$10,598	30%	$42,100	68%
Sponsorship	25,050	70%	20,000	32%
Total Revenues	$35,648	100%	$62,100	100%

Cost of Goods Sold

Cost of goods sold primarily includes web development and graphic design costs.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

For the three months ended April 30, 2024 and 2023, the Company (adjusted) expensed ($290) and $124,893, respectively, in software development costs.

For the nine months ended April 30, 2024 and 2023, the Company expensed $16,900 and $255,017, respectively, in software development costs.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740, “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of April 30, 2024 and July 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended April 30, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended April 30, 2024 and 2023, the Company expensed $10,820 and $53,344, respectively, in marketing and advertising costs.

For the nine months ended April 30, 2024 and 2023, the Company expensed $68,898 and $107,538, respectively, in marketing and advertising costs.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718, “Compensation – Stock Compensation,” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price;
●	Expected dividends;
●	Expected volatility;
●	Risk-free interest rate; and
●	Expected life of option.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

For the nine months ended April 30, 2024 and 2023, the Company had the following potentially dilutive equity securities:

	April 30, 2024	April 30, 2023
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	44,520,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	1,849,855
Warrants (exercise price $1/share)	1,425,000	1,250,000
Total common stock equivalents	62,182,539	47,619,855

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Note 3 – Website

The Company’s website consisted of the following:

	April 30, 2024	July 31, 2023	Estimated Useful Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	10,311	7,935
Website - net	$525	$2,901

Amortization expense for the three months ended April 30, 2024 and 2023 was $792 and $792, respectively.

Amortization expense for the nine months ended April 30, 2024 and 2023 was $2,376 and $2,376, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Notes Payable

The following represents a summary of the Company’s notes payable at April 30, 2024 and July 31, 2023:

Issue Date Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	April 30, 2024	July 31, 2023

August 2023	August 2024	10%	20%	Unsecured	$150,000	$-
November 2023	November 2024	10%	20%	Unsecured	50,000	-	1
December 2023	December 2024	10%	20%	Unsecured	25,000	-	2
April 2024	April 2025	10%	20%	Unsecured	25,000		3
					250,000	-

				Less: unamortized debt discount	(43,860)	-

				Notes payable - net	$206,140	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

1	- In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

2	- In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

3	- In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

See Note 6.

The Company had the following activity related to its notes payable during the nine months ended April 30, 2024:

Balance - July 31, 2023	$-
Proceeds	250,000
Stock issued as debt discount	(66,890)
Amortization of debt discount	23,030
Balance - April 30, 2024	$206,140

Note 5 – Notes Payable – Related Parties

The following represents a summary of the Company’s notes payable – related parties at April 30, 2024 and July 31, 2023:

Issue Date Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	April 30, 2024	July 31, 2023

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$-
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	-
						$80,000	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

The Company had the following activity related to its note payable – related parties during the nine months ended April 30, 2024:

Balance - July 31, 2023	$-
Proceeds	80,000
Balance - April 30, 2024	$80,000

Note 6 – Stockholders’ Deficit

The Company had two classes of stock at April 30, 2024 and July 31, 2023:

Class A Common Stock

-	10,000,000,000 shares authorized
-	41,734,650 and 40,675,006 issued and outstanding, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized
-	58,415 and 58,415 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Nine Months Ended April 30, 2024 (Fiscal Year Ending July 31, 2024)

Stock Issued for Debt Discount Cash

The Company issued 325,000 shares of common stock as a debt discount, having a fair value of $66,890. See Note 4.

Stock Issued for Services

The Company issued 734,644 shares of common stock for services rendered, having a fair value of $212,578 ($0.2479 - $0.44/share), based upon the quoted closing trading price.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Equity Transactions for the Year Ended July 31, 2023 (Fiscal Year Ended July 31, 2023)

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

Amortization expense for the three months ended April 30, 2024 and 2023 was $0 and $82,126, respectively.

Amortization expense for the nine months ended April 30, 2024 and 2023 was $0 and $246,378, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Note 8 – Stock Options

Stock option transactions for the nine months ended April 30, 2024 and the year ended July 31, 2023 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$0.14	-	-	$0.68
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - April 30, 2024	2,342,539	$0.49	8.23	$63,159	$-
Exercisable - April 30, 2024	2,342,539	$0.49	8.23	$63,159	$-
Unvested - April 30, 2024	-	$-	-	$-	$-

Fiscal Year Ended July 31, 2023

In September 2022, the Company granted 1,478,050, 10-year options to an employee for services to be rendered during the period September 2022 - August 2023. These options vested ratably over a twelve-month period. These options had an exercise price of $0.40/share.

Using the Black-Scholes option pricing model, the Company determined that the aggregate fair value of these options granted was $1,003,002.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Fair value was based upon the following management estimates:

Expected term (years)	5
Expected volatility	274%
Expected dividends	0%
Risk free interest rate	2.98%

Compensation expense recorded for stock-based compensation for the three months ended April 30, 2024 and 2023 was $0 and $250,750, respectively.

Compensation expense recorded for stock-based compensation for the nine months ended April 30, 2024 and 2023 was $83,583 and $668,667, respectively.

These amounts are included as a component of general and administrative expenses.

Nine Months Ended April 30, 2024 (Fiscal Year Ending July 31, 2024)

During the nine months ended April 30, 2024, the remaining 123,171 of a total 1,478,050 options vested.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Note 9 – Warrants

Warrant activity for the nine months ended April 30, 2024 and the year ended July 31, 2023 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,425,000	$1.00	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - April 30, 2024	1,425,000	$1.00	3.91	$-
Exercisable - April 30, 2024	1,425,000	$1.00	3.91	$-
Unvested - April 30, 2024	-	$-	-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing Right-of-Use operating lease for office space. The lease had an initial term of two years at $500 per month. The lease does not contain any renewal options.

During the period September 1, 2021 through May 31, 2022, no rent was due. The Company was required to pay a total of $7,500 over a 15-month period from June 1, 2022 through August 31, 2023.

Beginning September 1, 2023, the lease was renewed under the same terms on a month-to-month basis.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At April 30, 2024 and July 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$-	$278

Liabilities

Operating lease liability	$-	$498

Weighted-average remaining lease term (years)	-	0.08

Weighted-average discount rate	-	8%

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

(UNAUDITED)

The Company had the following operating lease costs for the nine months ended April 30, 2024 and 2023, respectively.

Operating lease costs	April 30, 2024	April 30, 2023

Amortization of right-of-use operating lease asset	$278	$2,514
Lease liability expense in connection with obligation repayment	3	261
Total operating lease costs	$281	$2,775

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$498	$4,239
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Student-Athlete Licensing Agreements

The Company has entered into several agreements with student-athletes related to the sale of NFT and related collectibles.

There may be initial sales, as well as resales of these products. The Company and the student-athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student-athlete a commission for any resales.

At April 30, 2024 and July 31, 2023, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

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

As of June 7, 2024, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses, as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended April 30, 2024 and 2023, we generated revenues of $4,338 and $31,011, respectively. The decrease in revenues was due to a combination of OpenLocker signed student-athletes entering the transfer portal, which in effect halted sales, and corporate strategy to focus on fewer schools, but across more male and female sports teams.

During the nine months ended April 30, 2024 and 2023, we generated revenues of $10,598 and $42,100, respectively. The decrease in revenues was due to a combination of OpenLocker signed student-athletes entering the transfer portal, which in effect halted sales, and corporate strategy to focus on fewer schools, but across more male and female sports teams.

Operating Expenses

Operating expenses during the three months ended April 30, 2024 and 2023 were $50,927 and $687,859, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Operating expenses during the nine months ended April 30, 2024 and 2023 were $653,062 and $2,025,751, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Other Expense

Other expense for the three months ended April 30, 2024 and 2023 was $21,646 and $15,000, respectively. The increase in other expense was primarily due to amortization of debt discount of $17,557 and interest expense of $4,089.

Other expense for the nine months ended April 30, 2024 and 2023 was $47,291 and $15,000, respectively. The increase in other expense was primarily due to amortization of debt discount of $23,030 and interest expense of $24,261.

Net Loss

For the three months ended April 30, 2024 and 2023, we had a net loss of $53,235 and $651,848, respectively. The decrease in net loss was primarily due to lower expenses associated with developing our clubs, as they were already established during the current period.

For the nine months ended April 30, 2024 and 2023, we had a net loss of $666,213 and $1,978,651, respectively. The decrease in net loss was primarily due to lower expenses associated with developing our clubs as they were already established during the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, we had $16,956 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2024 and 2023:

	Nine Months Ended April 30,
	2024	2023
Net cash used in operating activities	$(328,583)	$(748,772)
Net cash provided by financing activities	330,000	343,116
Net increase (decrease) in cash	1,417	(405,656)
Cash, beginning of period	15,539	607,135
Cash, end of period	$16,956	$201,479

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

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended April 30, 2024, the Company had:

●	Net loss of $666,213; and
●	Net cash used in operations of $328,583.

Additionally, at April 30, 2024, the Company had:

●	Accumulated deficit of $10,800,300;
●	Stockholders’ deficit of $400,837; and
●	Working capital deficit of $401,362.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $16,956 at April 30, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending April 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Nine Months Ended April 30, 2024

There were no impairment losses recorded during the nine months ended April 30, 2024.

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

At April 30, 2024 and July 31, 2023, the Company had contract liabilities of $0 and $10,050, respectively.

For the three months ended April 30, 2024 and 2023, the Company recognized $15,000 and $20,000, respectively, of sponsorship revenues.

For the nine months ended April 30, 2024 and 2023, the Company recognized $25,050 and $20,000, respectively, of sponsorship revenues.

The following represents the Company’s disaggregation of revenues for the nine months ended April 30, 2024 and 2023:

	Nine Months Ended April 30,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$10,598	29.73%	$42,100	67.79%
Sponsorships	25,050	70.27%	20,000	32.21%
Total Revenues	$35,648	100.00%	$62,100	100.00%

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

For the three months ended April 30, 2024 and 2023, the Company (adjusted) expensed $(290) and $124,893, respectively, in software development costs.

For the nine months ended April 30, 2024 and 2023, the Company expensed $16,900 and $255,017, respectively, in software development costs.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2023, Sarkis Sarkisian and Frank Andrianakos filed a complaint in the Supreme Court of New York, County of New York (Index No. 652710/2023), claiming that in December 2021, the Company had defaulted on certain promissory notes originally issued in September 2006. Plaintiffs claimed that they were owed approximately $688,540, additional interest and attorneys’ fees. The Company subsequently removed the case to the United States District Court for the Southern District of New York (the “Court”) on the basis of diversity jurisdiction (Case 1:23-cv-06154-JSR). On September 1, 2023, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction and Improper Venue or, in the Alternative, to Transfer. On October 27, 2023, the Court dismissed the action without prejudice. Plaintiffs subsequently appealed the dismissal. On April 16, 2024, the Court dismissed the Plaintiffs’ appeal.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023, as filed with the SEC on November 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended April 30, 2024, the Company issued unregistered equity securities as follows:

●	The Company issued 325,000 shares of common stock as a debt discount, having a fair value of $66,890.
●	The Company issued 734,644 shares of common stock in exchange for services rendered. Such shares had a fair value of $212,578 ($0.2479 to $0.44 per share), based upon the quoted closing trading price on the issuance date.

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

(c) During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OPENLOCKER HOLDINGS, INC.

Date: June 7, 2024	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

