Form 10-K
period 2024-07-31
OpenLocker Holdings, Inc.
filed 2024-11-27
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

As of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on January 31, 2024 as reported by OTC Markets Group, Inc. ($0.2079), was approximately $884,014.

As of November 27, 2024, there were 43,942,924 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

As of November 27, 2024, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses, as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

Securities Exchange Act of 1934

In the event we invest in the securities of a company that is subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may be required to make certain filings with the SEC in connection with any acquisition or beneficial ownership of more than 5% of any class of the equity securities of a company registered under the Exchange Act. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities, and any contracts, arrangements or undertakings regarding the securities. Also, if we become the beneficial owner of more than 10% of any class of the equity securities of a company registered under the Exchange Act, we may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act.

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

Employees

As of November 27, 2024, we have no full-time employees. Mr. Gostfrand serves as our Chief Executive Officer and principal financial officer, and Ms. Anthony serves as our President. OpenLocker uses contractors on an as-needed basis to fulfill its staffing needs. Mr. Klatsky serves as President of OpenLocker and Ms. Klatsky serves as Chief Operating Officer of OpenLocker.

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

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. We had a loss from operations of $704,412 for the fiscal year ended July 31, 2024. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management intends to raise additional funds by way of public or private offerings. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for our Company to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect or the timeframe in which it may occur. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition. We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including maintaining internal controls over financial reporting, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We will develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our cybersecurity risk management program will include:

●	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks, and oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on our cybersecurity risks and cybersecurity risk management program.

Item 2.	Properties

Our principal executive offices are located at 1700 Palm Beach Lakes Blvd., Suite 820, West Palm Beach, FL 33401. This office space is provided to us at no charge by one of our executive officers and directors. In addition, OpenLocker maintains an office at 320 Broad Street, Red Bank, NJ 07701. The Company is leasing the office space from a family member of OpenLocker’s Chief Executive Officer on a month-to-month basis. We believe that these properties are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

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

	Common Stock (1)
	Low	High
Fiscal 2023
First Quarter (August 1, 2022 to October 31, 2022)	$0.3388	$0.6853
Second Quarter (November 1, 2022 to January 31, 2023)	$0.2924	$0.4970
Third Quarter (February 1, 2023 to April 30, 2023)	$0.2897	$0.6280
Fourth Quarter (May 1, 2023 to July 31, 2023)	$0.2460	$0.3961

Fiscal 2024
First Quarter (August 1, 2023 to October 31, 2023)	$0.2000	$0.3906
Second Quarter (November 1, 2023 to January 31, 2024)	$0.1100	$0.2699
Third Quarter (February 1, 2024 to April 30, 2024)	$0.1040	$0.3825
Fourth Quarter (May 1, 2024 to July 31, 2024)	$0.1061	$0.2900

On November 26, 2024, the closing price of our common stock was $0.08. As of November 27, 2024, we had 43,942,924 shares of common stock issued and outstanding.

Holders

As of November 27, 2024, there were approximately 524 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2023, the Company issued 9,000 shares of Series A preferred stock to certain officers and directors of the Company for an aggregate purchase price of $6,000 (equal to a per share purchase price of $0.6666).

During the fiscal year ended July 31, 2023, the Company issued 1,425,000 shares of common stock to third parties and 1,425,000 warrants with a term of 5 years and an exercise price of $1.00 for an aggregate purchase price of $285,000 (equal to a per unit purchase price of $0.20).

During the fiscal year ended July 31, 2023, the Company issued 125,000 shares of common stock to third parties for an aggregate purchase price of $50,000 (equal to a per share price of $0.40).

During the fiscal year ended July 31, 2023, the Company issued 769,644 shares of common stock to third parties for services rendered.

During the fiscal year ended July 31, 2023, the Company issued 1,478,050 options with a 10-year term and an exercise price of $0.70. The options vest with respect to 123,171 shares each first day of the 11 months after issuance commencing on September 1, 2022, with the remaining 123,169 options vesting the last month.

On November 25, 2024, subsequent to the fiscal year ended July 31, 2024, the Company issued 500,000 shares of common stock to a third party for an aggregate purchase price of $50,000 (equal to a per share price of $0.10).

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

As of November 27, 2024, OpenLocker has active fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses, as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

RESULTS OF OPERATIONS

Revenues

During the fiscal years ended July 31, 2024 and 2023, we generated revenues of $35,676 and $81,179, respectively. The lack of revenue was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses for the fiscal years ended July 31, 2024 and 2023 were $738,580 and $2,598,337, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Loss from Operations

Loss from operations for the fiscal years ended July 31, 2024 and 2023 was $704,412 and $2,549,810, respectively. The increase in expenses was due to a rise in fixed general administrative expenses and increased research and development.

Net Loss

Net loss for the fiscal years ended July 31, 2024 and 2023 was $778,196 and $7,425,932, respectively. The increase in expenses was due to impairment of investment, impairment of intangible assets, impairment of goodwill, and a rise in fixed general administrative expenses and increased research and development.

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

Liquidity and Capital Resources

As of July 31, 2024, we had $4,770 in cash, $0 in accounts receivable, and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the fiscal years ended July 31, 2024 and 2023:

	Fiscal Year Ended July 31,
	2024	2023
Net cash used in operating activities	$(340,769)	$(978,976)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	330,000	387,380
Net decrease in cash	(10,769)	(591,596)
Cash, beginning of year	15,539	607,135
Cash, end of year	$4,770	$15,539

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management’s Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the fiscal year ended July 31, 2024, the Company had:

●	Net loss of $778,196; and
●	Net cash used in operations of $340,769.

Additionally, at July 31, 2024, the Company had:

●	Accumulated deficit of $10,912,283;
●	Stockholders’ deficit of $463,044; and
●	Working capital of $(463,044).

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $4,770 at July 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment, we performed a comprehensive analysis of our current circumstances, including our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

There were no impairment losses recorded during the year ended July 31, 2024.

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

There were no impairment losses recorded during the year ended July 31, 2024.

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

At July 31, 2024 and 2023, the Company had contract liabilities of $0 and $10,050, respectively.

For the year ended July 31, 2024, the Company recognized $10,050 of sponsorship revenues from one and zero customers, respectively . For the year ended July 31, 2023, the Company recognized $25,450 of sponsorship revenues from three customers.

The following represents the Company’s disaggregation of revenues for the years ended July 31, 2024 and 2023:

	Year Ended July 31,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$10,626	30%	$55,729	69%
Sponsorship	25,050	70%	25,450	31%
Total Revenues	$35,676	100%	$81,179	100%

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

For the years ended July 31, 2024 and 2023, the Company expensed $19,310 and $247,181, respectively, in software development costs.

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

Reference is made to Pages F-1 through F-31 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of July 31, 2024, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Howard Gostfrand	56	Chief Executive Officer, Principal Financial Officer and Director
Laura Anthony	58	President, Secretary and Chairperson of the Board
Brian Klatsky	53	Director and President of OpenLocker
Lauren Klatsky	50	Chief Operating Officer of OpenLocker

Howard Gostfrand. Mr. Gostfrand has been involved in the financial industry for over 28 years. Mr. Gostfrand formed ACV in 1999. As President and Founder of ACV, Mr. Gostfrand has worked closely with hundreds of public companies of various market capitalizations and diversified industries both domestic and international. His experience lies in consulting and guiding small-cap and middle market companies through implemented corporate strategy, investor outreach and financial marketing initiatives. Prior to founding ACV, he was a retail stockbroker focused on small-cap companies, having worked in New York City and South Florida.

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

Mr. Gostfrand received a B.S. degree in Marketing Management from Boston University.

Laura Anthony. Ms. Anthony is the founding partner of Anthony L.G., PLLC, which she founded in 2001, a corporate, securities and business transactions law firm, and has been practicing law since 1993. Ms. Anthony provides corporate counsel to small-cap and middle-market private and public companies. For 29 years, Ms. Anthony has served clients in areas including but not limited to compliance with Securities Act offer, sale and registration requirements, including private and public offerings; initial public offerings; follow-on offerings and PIPE transactions; compliance with NASDAQ and NYSE American initial and continued listing requirements; compliance with the initial quotation and maintenance of standards for the OTCQB and OTCQX; working with foreign private issuers; Regulation A/A+ offerings; compliance with the registration and reporting requirements under the Exchange Act; mergers and acquisitions; and general contract and business transactions. Ms. Anthony served on the board of directors of Aditx, Inc. (Nasdaq: ADTX), a biotechnology company, from July 2020 through December 2021.

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

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended July 31, 2024 for:

●	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended July 31, 2024, and
●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at July 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2024 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Howard Gostfrand,	7/31/2024	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Principal Financial Officer	7/31/2023	$—	$—	$—	$—	$—	$—

Laura Anthony,	7/31/2024	$—	$—	$—	$—	$—	$—
President	7/31/2023	$—	$—	$—	$—	$—	$—

Brian Klatsky,	7/31/2024	—	$—	$—	$—	$—	$—
President of OpenLocker, Inc.	7/31/2023	—	$—	$—	$—	$—	$—

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2024, there were no outstanding options, warrants or equity awards.

Compensation Plans

As of July 31, 2024, the Company reserved 750,000 shares of Company common stock for issuance to OpenLocker employees as options, restricted stock or similar incentive compensation, as may be determined by the Board.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of November 27, 2024 by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Common Stock (2)
Directors and Executive Officers:
Howard Gostfrand	20,822,500	(3)	32.18%
Laura Anthony	20,822,500	(4)	32.18%
Brian Klatsky	16,822,113	(5)	29.60%
All directors and officers as a group (4 persons)	62,667,113	(6)	61.38%

5% Stockholders:
Balance Labs, Inc.	7,243,129	(7)	16.48%
Abby Klatsky	3,927,113		8.94%
Brendan O’Brien	3,927,113		8.94%

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

(2) Based on 43,942,924 shares of the Company’s common stock and 58,415 shares of Series A preferred stock issued and outstanding as of November 27, 2024. Each share of Series A preferred stock is convertible into 1,000 shares of common stock, at the election of the holder, at any time. On any matter submitted to the holders of common stock for a vote or on which the holders of common stock have a right to vote, each share of Series A preferred stock will have a number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible, but without conversion being required in connection therewith. Accordingly, each share of Series A preferred stock has 1,000 votes. The Series A preferred stock votes together with the common stock as one class.

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

(7) Represents shares held by Balance Labs, Inc. Michael D. Farkas is the beneficial holder of approximately 59.9% of the issued and outstanding capital stock of Balance Labs, Inc, holding 11,888,889, 1,400 and 1,098,526 shares of common stock of Balance Labs, Inc. through Balance Holdings, LLC, Shilo Security Solutions, Inc., and Shilo Holding Group LLC, respectively, as of March 7, 2022.

Equity Compensation Plan Information

The table below sets forth information as of July 31, 2024.

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

During the year ended July 31, 2022, the Company issued 135,450 shares of common stock, having a fair value of $106,274 ($0.70 - $0.87/share), based upon the quoted closing trading price, in connection with the conversion of notes payable and related accrued interest totaling $54,180, resulting in a loss on debt extinguishment of 52,094. See Notes 4 and 5.

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

The aggregate fees billed by Hudgens CPA, PLLC, our independent registered public accounting firm (“Hudgens”), for the fiscal years ended July 31, 2024 and 2023 for:

●	Professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”);
●	Assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);
●	Tax compliance, advice, and planning (“Tax Fees”); and
●	Other products or services provided (“Other Fees”)

were as follows:

	Fiscal Year Ended July 31,
	2024	2023
Audit Fees	$40,000	$34,000
Audit Related Fees (1)	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$40,000	$34,000

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

(3)	Exhibits

Exhibit No.	Document
2.1	Share Exchange Agreement dated June 15, 2021 by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
2.2	Amendment and Acknowledgement Pursuant to Share Exchange Agreement by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on December 18, 2020).
3.2	Certificate of Withdrawal for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.3	Certificate of Withdrawal for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.4	Amended and Rested Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the SEC on February 4, 2021).
3.5	Certificate of Designations of Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
3.6	Certificate of Amendment to Certificate of Incorporation, dated December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2022).
4.1*	Description of Capital Stock
10.2	Securities Exchange Agreement dated July 13, 2021 between W Technologies, Inc. and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
10.3	Redemption Agreement dated as of November 18, 2021 by and between the registrant, Balance Labs, Inc., Lyons Capital, LLC, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.4	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.5	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

10.6	Subscription Agreement dated as of November 18, 2021 by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.7	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.8	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.9	Form of Redemption Agreement (Common Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.10	Form of Redemption Agreement (Series A Preferred Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.11	Share Exchange Agreement, dated as of May 23, 2022, by and among Descrypto Holdings, Inc., OpenLocker Inc., the stockholders of OpenLocker Inc. party thereto and Brian Klatsky as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022).
10.12	Form of Subscription Agreement (Series A Preferred Stock) dated as of October 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).
10.13	Subscription Agreement, dated as of June 16, 2022, by and between Brian Klatsky and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.14	Subscription Agreement, dated as of June 16, 2022, by and between Lauren Klatsky and the registrant. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.15	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.16	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 27, 2024	OPENLOCKER HOLDINGS, INC.

	By:	/s/ Howard Gostfrand
	Name:	Howard Gostfrand
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Gostfrand	Chief Executive Officer and Director	November 27, 2024
Howard Gostfrand	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Laura Anthony	President and Chairperson of the Board	November 27, 2024
Laura Anthony

/s/ Brain Klatsky	Director	November 27, 2024
Brian Klatsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OpenLocker Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OpenLocker Holdings, Inc. (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2024 the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/Hudgens CPA, PLLC

www.hudgenscpas.com

we have served as the Company’s auditor since 2024

Houston, Texas

Firm ID: 6849

November 27, 2024

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2024	July 31, 2023

Assets
Current Assets
Cash	$4,770	$15,539
Accounts receivable	-	8,000
Total Current Assets	4,770	23,539

Website - net	-	2,901

Operating lease - right-of-use asset - related party	-	278

Total Assets	$4,770	$26,718

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$155,519	$113,846
Accounts payable and accrued expenses - related parties	9,432	-
Deferred revenue	-	10,050
Operating lease liability - related party	-	498
Notes payable - net	222,863	-
Notes payable - related parties	80,000	-
Total Current Liabilities	467,814	124,394

Total Liabilities	467,814	124,394

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 58,415 and 58,415 shares issued and outstanding, respectively	5	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 41,942,924 and 40,675,006 shares issued and outstanding, respectively	4,194	4,071
Additional paid-in capital	10,445,040	10,032,335
Accumulated deficit	(10,912,283)	(10,134,087)
Total Stockholders’ Deficit	(463,044)	(97,676)

Total Liabilities and Stockholders’ Deficit	$4,770	$26,718

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended July 31,
	2024	2023

Revenues
Collectibles	$10,626	$55,729
Sponsorships	25,050	25,450
Total revenues	35,676	81,179

Cost of goods sold	1,508	32,652

Gross profit	34,168 #	48,527

Operating expenses
Software development	19,310	247,181
General and administrative expenses	719,270	2,351,156
Total operating expenses	738,580	2,598,337

Income (loss) from operations	(704,412)	(2,549,810)

Other expense
Amortization of debt discount	(39,753)	-
Impairment expense	-	(15,000)
Impairment of intangible assets	-	(1,916,270)
Impairment of goodwill	-	(2,943,874)
Loss on debt extinguishment - related parties	-	-
Interest expense	(34,031)	(978)
Total other expense	(73,784)	(4,876,122)

Net loss	$(778,196)	$(7,425,932)

Loss per share - basic and diluted	$(0.02)	$(0.19)

Weighted average number of shares outstanding - basic and diluted	41,575,081	39,403,828

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended July 31, 2024

					Additional		Total
	Series A, Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued as debt discount	-	-	325,000	33	66,857	-	66,890

Stock issued for services	-	-	942,918	90	262,265	-	262,355

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(778,196)	(778,196)

July 31, 2024	58,415	$5	41,942,924	$4,194	$10,445,040	$(10,912,283)	$(463,044)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended July 31, 2023

					Additional		Total
	Series A, Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

July 31, 2022	35,520	$4	38,382,506	$3,839	$8,423,421	$(2,708,155)	$5,719,109

Stock issued for cash - preferred stock - related parties	22,895	1	-	-	15,263	-	15,264

Stock issued for cash - common stock and warrants	-	-	1,637,500	166	369,834	-	370,000

Stock issued for services	-	-	655,000	66	302,284	-	302,350

Recognition of stock-based compensation	-	-	-	-	919,417	-	919,417

Contributed capital - related parties	-	-	-	-	2,116	-	2,116

Net loss	-	-	-	-	-	(7,425,932)	(7,425,932)

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended July 31,
	2024	2023
Operating activities
Net loss	$(778,196)	$(7,425,932)
Adjustments to reconcile net loss to net cash used in operations
Amortization - intangible asset (intellectual property)	-	328,503
Amortization - website	2,901	3,168
Amortization of operating lease right-of-use asset - related party	278	3,352
Amortization of debt discount	39,753	-
Impairment of investment	-	15,000
Impairment of intangible assets	-	1,916,270
Impairment of goodwill	-	2,943,874
Recognition of stock-based compensation	83,583	919,417
Stock issued for services	262,355	302,350
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	8,000	(8,000)
Increase (decrease) in
Accounts payable and accrued expenses	41,673	18,681
Accounts payable and accrued expenses - related parties	9,432	-
Deferred revenue	(10,050)	10,050
Operating lease liability - related party	(498)	(5,709)
Net cash used in operating activities	(340,769)	(978,976)

Financing activities
Proceeds from issuance of notes payable	250,000	-
Proceeds from issuance of notes payable - related parties	80,000	-
Stock issued for cash - preferred stock - related parties	-	15,264
Stock issued for cash - common stock	-	370,000
Contributed capital - related parties	-	2,116
Net cash provided by financing activities	330,000	387,380

Net decrease in cash	(10,769)	(591,596)

Cash - beginning of year	15,539	607,135

Cash - end of year	$4,770	$15,539

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$978
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	$66,890	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker,” “OL,” “we,” “us,” “our” or the “Company”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

JULY 31, 2024 AND 2023

Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended July 31, 2024, the Company had:

●	Net loss of $778,196; and
●	Net cash used in operations of $340,769

Additionally, at July 31, 2024, the Company had:

●	Accumulated deficit of $10,912,283
●	Stockholders’ deficit of $463,044; and
●	Working capital deficit of $463,044

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $4,770 at July 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

JULY 31, 2024 AND 2023

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At July 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At July 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At July 31, 2024 and 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the year ended July 31, 2024.

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

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the year ended July 31, 2024.

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

JULY 31, 2024 AND 2023

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

There were no impairments recorded during the year ended July 31, 2024 and 2023, respectively.

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

There were no impairments recorded during the year ended July 31, 2024 and 2023, respectively.

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

JULY 31, 2024 AND 2023

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

JULY 31, 2024 AND 2023

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

JULY 31, 2024 AND 2023

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

At July 31, 2024 and 2023, the Company had contract liabilities of $0 and $10,050, respectively.

For the year ended July 31, 2024, the Company recognized $10,050 of sponsorship revenues from one and zero customers, respectively.

For the year ended July 31, 2023, the Company recognized $25,450, of sponsorship revenues from three customers.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

The following represents the Company’s disaggregation of revenues for years ended July 31, 2024 and 2023:

	Year Ended July 31,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$10,626	30%	$55,729	69%
Sponsorship	25,050	70%	25,450	31%
Total Revenues	$35,676	100%	$81,179	100%

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

For the years ended July 31, 2024 and 2023, the Company expensed $19,310 and $247,181, respectively, in software development costs.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended July 31, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the years ended July 31, 2024 and 2023, the Company expensed $82,468 and $131,384, respectively, in marketing and advertising costs.

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

JULY 31, 2024 AND 2023

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

For the years ended July 31, 2024 and 2023, the Company had the following potentially dilutive equity securities:

	July 31, 2024	July 31, 2023
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	44,520,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	1,849,855
Warrants (exercise price $1/share)	1,425,000	1,250,000
Total common stock equivalents	62,182,539	47,619,855

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Website

The Company’s website consisted of the following:

			Estimated Useful
	July 31, 2024	July 31, 2023	Lives (Years)

Website	$10,836	$10,836	3
Accumulated amortization	10,836	7,935
Website - net	$-	$2,901

Amortization expense for the years ended July 31, 2024 and 2023 was $2,901 and $3,168, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Notes Payable

The following represents a summary of the Company’s notes payable at July 31, 2024 and 2023:

Issue Date	Maturity	Interest	Default Interest		July 31,	July 31,
Date	Date	Rate	Rate	Collateral	2024	2023

August 2023	August 2024	10%	20%	Unsecured	$150,000	$-
November 2023	November 2024	10%	20%	Unsecured	50,000	-	1
December 2023	December 2024	10%	20%	Unsecured	25,000	-	2
April 2024	April 2025	10%	20%	Unsecured	25,000		3
					250,000	-
				Less: unamortized debt discount	(27,137)	-
				Notes payable - net	$222,863	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

1	- In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

2	- In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

3	- In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

See Note 6.

The Company had the following activity related to its notes payable during the year ended July 31, 2024:

Balance - July 31, 2023	$-
Proceeds	250,000
Stock issued as debt discount	(66,890)
Amortization of debt discount	39,753
Balance - July 31, 2024	$222,863

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

Note 5 – Notes Payable – Related Parties

The following represents a summary of the Company’s notes payable – related parties at July 31, 2024 and 2023:

Issue Date	Maturity	Interest	Default Interest		Related	July 31,	July 31,
Date	Date	Rate	Rate	Collateral	Party	2024	2023

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$-
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	-
						$80,000	$-

The Company had the following activity related to its note payable – related parties during the year ended July 31, 2024:

Balance - July 31, 2023	$-
Proceeds	80,000
Balance - July 31, 2024	$80,000

Note 6 – Stockholders’ Deficit

The Company has two (2) classes of stock at July 31, 2024 and 2023:

Class A Common Stock

-	10,000,000,000 shares authorized
-	41,942,924 and 40,675,006 issued and outstanding, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized
-	58,415 and 58,415 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

Equity Transactions for the Year ended July 31, 2024

Stock Issued for Debt Discount

The Company issued 325,000 shares of common stock as a debt discount, having a fair value of $66,890. See Note 4.

Stock Issued for Services

The Company issued 942,918 shares of common stock for services rendered, having a fair value of $262,355 ($0.2390 - $0.44/share), based upon the quoted closing trading price.

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

JULY 31, 2024 AND 2023

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

Amortization expense for the year ended July 31, 2024 and 2023 was $0 and $328,503, respectively.

Note 8 – Stock Options

Stock option transactions under the Company’s Plan for the year ended July 31, 2024 and 2023 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2022	864,489	$0.14	9.84	$479,539	$-
Granted	1,478,050	$0.14	-	-	$0.68
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Unvested - July 31, 2024	-	$-	-	$-	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

Compensation expense recorded for stock-based compensation for the year ended July 31, 2024 and 2023 was $83,585 and $919,417, respectively.

These amounts are included as a component of general and administrative expenses.

Fiscal Year Ended July 31, 2024

During the year ended July 31, 2024, the remaining 123,171 of a total 1,478,050 options vested.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

Note 9 – Warrants

Warrant activity for the years ended July 31, 2024 and 2023 are summarized as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2022	-	$-	-	$-
Exercisable - July 31, 2022	-	$-	-	$-
Granted	1,425,000	$1.00	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Unvested - July 31, 2024	-	$-	-	$-

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

JULY 31, 2024 AND 2023

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease – Related Party

In connection with the acquisition of OL on May 31, 2022, the Company acquired an existing Right-of-Use operating lease for office space. The lease had an initial term of two (2) years at $500 per month. The lease does not contain any renewal options.

During the period September 1, 2021 through May 31, 2022 no rent was due. The Company is required to pay a total of $7,500 over a fifteen-month (15) period from June 1, 2022 through August 31, 2023.

Beginning September 1, 2023, the lease was renewed under the same terms on a month-to-month basis. The lease was cancelled in May 2024.

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At July 31, 2024 and 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$-	$278

Liabilities

Operating lease liability	$-	$498

Weighted-average remaining lease term (years)	-	0.08

Weighted-average discount rate	-	8%

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

The Company had the following operating lease costs for the year ended July 31, 2024 and 2023, respectively.

Operating lease costs	July 31, 2024	July 31, 2023

Amortization of right-of-use operating lease asset	$278	$3,352
Lease liability expense in connection with obligation repayment	3	259
Total operating lease costs	$281	$3,611

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$498	$5,710
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

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

At July 31, 2024 and 2023, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Note 11 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	July 31, 2024	July 31, 2023
Federal income tax benefit - 21%	$(163,000)	$(1,559,000)
State income tax - 3.52%	(27,000)	(262,000)
Non-deductible items		1,195,000
Subtotal	(190,000)	(626,000)
Change in valuation allowance	190,000	626,000
Income tax benefit	$-	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2024 and 2023, respectively, are approximately as follows:

	July 31, 2024	July 31, 2023
Amortization of intangible asset	$81,000	$81,000
Amortization of ROU lease	1,000	1,000
Share based payments	385,000	300,000
Net operating loss carryforwards	446,000	341,000
Total deferred tax assets	913,000	723,000
Less: valuation allowance	(913,000)	(723,000)
Net deferred tax asset recorded	$-	$-

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

During the year ended July 31, 2024, the valuation allowance increased by approximately $190,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At July 31, 2024, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $1,819,000 (approximately $446,000 at the blended tax rate). The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017 expire through 2037.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

At July 31, 2024 and 2023, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 12 – Subsequent Events

On November 25, 2024, the Company sold 500,000 shares of the Company’s common stock at a purchase price of $0.10 per share, resulting in a total purchase price of $50,000.

