Form 10-Q
period 2024-10-31
OpenLocker Holdings, Inc.
filed 2025-01-31
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of January 31, 2025, there were 43,942,924 shares of common stock, par value $0.0001, issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended July 31, 2024, filed with the Securities and Exchange Commission on November 27, 2024, as the same may be updated from time to time.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2024	July 31, 2024
	(Unaudited)

Assets

Current Assets
Cash	$389	$4,770
Total Assets	$389	$4,770

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$182,471	$155,519
Accounts payable and accrued expenses - related parties	14,631	9,432
Notes payable - net	239,584	222,863
Notes payable - related parties	80,000	80,000
Total Current Liabilities	516,686	467,814

Total Liabilities	516,686	467,814

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 58,415 and 58,415 shares issued and outstanding, respectively	5	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 41,942,924 and 41,942,924 shares issued and outstanding, respectively	4,194	4,194
Additional paid-in capital	10,445,040	10,445,040
Accumulated deficit	(10,965,536)	(10,912,283)
Total Stockholders’ Deficit	(516,297)	(463,044)

Total Liabilities and Stockholders’ Deficit	$389	$4,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended October 31,
	2024	2023

Revenues
Collectibles	$39	$2,581
Sponsorships	-	6,000
Total revenues	39	8,581

Cost of goods sold	-	916

Gross profit	39	7,665

Operating expenses
Software development	3,816	14,249
General and administrative expenses	17,898	458,914
Total operating expenses	21,714	473,163

Loss from operations	(21,675)	(465,498)

Other expense
Amortization of debt discount	(16,721)	-
Interest expense	(14,857)	(6,475)
Total other expense	(31,578)	(6,475)

Net loss	$(53,253)	$(471,973)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	40,675,006	41,321,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended October 31, 2024

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2024	58,415	$5	41,942,924	$4,194	$10,445,040	$(10,912,283)	$(463,044)

Net loss	-	-	-	-	-	(53,253)	(53,253)

October 31, 2024	58,415	$5	41,942,924	$4,194	$10,445,040	$(10,965,536)	$(516,297)

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

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023
Operating activities
Net loss	$(53,253)	$(471,973)
Adjustments to reconcile net loss to net cash used in operations
Amortization - website	-	792
Amortization of operating lease right-of-use asset - related party	-	278
Amortization of debt discount	16,721	-
Recognition of stock-based compensation	-	83,583
Stock issued for services	-	202,679
Changes in operating assets and liabilities
Decrease in:
Accounts receivable	-	8,000
Increase (decrease) in:
Accounts payable and accrued expenses	26,952	(14,008)
Accounts payable and accrued expenses - related parties	5,199	2,145
Deferred revenue	-	(6,000)
Operating lease liability - related party	-	(498)
Net cash used in operating activities	(4,381)	(195,002)

Financing activities
Proceeds from issuance of notes payable	-	150,000
Proceeds from issuance of notes payable - related parties	-	80,000
Net cash provided by financing activities	-	230,000

Net (decrease) increase in cash	(4,381)	34,998

Cash - beginning of period	4,770	15,539

Cash - end of period	$389	$50,537

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,440
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc., collectively with its consolidated subsidiaries (collectively “OpenLocker,” “we,” “us,” “our” or the “Company”), is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has active fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

The parent (OpenLocker Holdings, Inc.) and its subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
OpenLocker Holdings, Inc. (1)	*	1996	Delaware
Descrypto, Inc.		2017	Delaware
Descrypto Studio, LLC		2022	Wyoming
OpenLocker, Inc.		2021	Delaware

(1)	Formerly known as Descrypto Holdings, Inc. Entity changed its name from Descrypto Holdings, Inc. to OpenLocker Holdings, Inc. on December 5, 2022.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended October 31, 2024, the Company had:

●	Net loss of $53,253; and
●	Net cash used in operations of $4,381.

Additionally, at October 31, 2024, the Company had:

●	Accumulated deficit of $10,965,536
●	Stockholders’ deficit of $516,297; and
●	Working capital deficit of $516,297.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $389 at October 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending October 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital (through one or more debt and/or equity-based financings), the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, filed with the SEC on November 27, 2024.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

OCTOBER 31, 2024

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At October 31, 2024 and July 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Cash and Cash Equivalents

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At October 31, 2024 and July 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At October 31, 2024 and July 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

There were no impairment losses recorded during the three months ended October 31, 2024 and 2023, respectively.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses recorded during the three months ended October 31, 2024 and 2023, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairments recorded during the three months ended October 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

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

There were no impairments recorded during the three months ended October 31, 2024 and 2023, respectively.

Original Issue Discount/Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount or issue shares of common stock classified as a debt discount. These discounts reduce the face amount of the note and are amortized to interest expense over the life of the debt, in the Unaudited Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Unaudited Consolidated Statements of Operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

OCTOBER 31, 2024

Our leases, where we are the lessee, do not include an option to extend the lease term. Our lease does not include an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying unaudited consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

See Note 8.

Revenue Recognition

OpenLocker generates revenue from two main sources, our collectibles and sponsorship revenues.

Revenue is recognized in accordance with ASC No. 606, Revenue from Contracts with Customers. The Company recognizes revenue when its performance obligations are complete, which occurs at a point in time related to the transfer of a digital access pass or sale of a sponsorship to its customer (final or ultimate end-user purchaser/collector). Currently, all revenue streams contain a single performance obligation. There are no penalties for contract termination by either party.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Payments from customers (all paid in cash) are received as follows:

●	Shopify payouts from credit/debit card transactions typically occur 2-3 days after date of sale; and
●	PayPal payments are received same day.

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

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the unaudited consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, but unpaid sponsorship revenue is included in accounts receivable on the unaudited consolidated balance sheets.

At October 31, 2024 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the three months ended October 31, 2024 and 2023, the Company recognized $0 and $6,000 of sponsorship revenues from one and zero customers, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

The following represents the Company’s disaggregation of revenues for the three months ended October 31, 2024 and 2023, respectively:

	Three Months Ended October 31,
	2024		2023

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$39	100%	$2,581	30%
Sponsorship	-	0%	6,000	70%
Total Revenues	$39	100%	$8,581	100%

Cost of Goods Sold

Cost of goods sold primarily includes web development and graphic design costs.

Software Development Costs

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred.

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

For the three months ended October 31, 2024 and 2023, the Company expensed $3,816 and $14,249, respectively, in software development costs.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2024 and July 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended October 31, 2024 and the year ended July 31, 2024, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the unaudited consolidated statements of operations.

For the three months ended October 31, 2024 and 2023, the Company expensed $7,285 and $32,004, respectively, in marketing and advertising costs.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718, Compensation – Stock Compensation using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

For the three months ended October 31, 2024 and 2023, respectively, the Company had the following potentially dilutive equity securities:

	Three Months Ended October 31,
	2024	2023
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	58,415,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	1,425,000	1,425,000
Total common stock equivalents	62,182,539	62,182,539

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

See Note 4.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update improve income tax disclosure requirements related to the transparency of rate reconciliation and income taxes paid disclosures and the effectiveness and comparability of disclosures of pretax income (or loss) and income tax expense (or benefit). The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The update should be applied on a prospective basis. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its consolidated financial position and results of operations.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories included in each reported measure of a segment’s profit or loss on an interim and annual basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its consolidated financial position and results of operations.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the unaudited consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Notes Payable

The following represents a summary of the Company’s notes payable at October 31, 2024 and July 31, 2024, respectively:

Issue Date Date	Maturity Date	Interest Rate	Default Interest Rate		Collateral	October 31, 2024	July 31, 2024

August 2023	August 2024	10%	20	%(1)	Unsecured	$150,000	$150,000
November 2023	November 2024	10%	20	%(1)	Unsecured	50,000	50,000	(2)
December 2023	December 2024	10%	20	%(1)	Unsecured	25,000	25,000	(3)
April 2024	April 2025	10%	20%		Unsecured	25,000	25,000	(4)
						250,000	250,000
			Less: unamortized debt discount			(10,416)	(27,137)
			Notes payable - net			$239,584	$222,863

(1)	The notes are currently in default.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

(2)	In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

(3)	In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

(4)	In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

See Note 5.

The Company had the following activity related to its notes payable during the three months ended October 31, 2024:

Balance - July 31, 2023	$-
Proceeds	250,000
Stock issued as debt discount	(66,890)
Amortization of debt discount	39,753
Balance - July 31, 2024	222,863
Amortization of debt discount	16,721
Balance - October 31, 2024	$239,584

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Note 4 – Notes Payable – Related Parties

The following represents a summary of the Company’s notes payable – related parties at October 31, 2024 and July 31, 2024, respectively:

Issue Date Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	October 31, 2024	July 31, 2024

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$40,000
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	40,000
						$80,000	$80,000

The Company had the following activity related to its note payable – related parties during the three months ended October 31, 2024:

Balance - July 31, 2023	$80,000
No activity	-
Balance - July 31, 2024	80,000
No activity	-
Balance - October 31, 2024	$80,000

Note 5 – Stockholders’ Deficit

The Company had two classes of stock at October 31, 2024 and July 31, 2024:

Class A Common Stock

-	10,000,000,000 shares authorized
-	41,942,924 and 41,942,924 shares issued and outstanding, respectively
-	Par value - $0.0001 per share
-	Voting at one vote per share

Series A Convertible Preferred Stock

-	200,000 shares authorized
-	58,415 and 58,415 shares issued and outstanding, respectively
-	Par value - $0.0001 per share
-	Conversion ratio – each share of Series A convertible preferred stock converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Equity Transactions for the Three Months Ended October 31, 2024

No activity.

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

Note 6 – Stock Options

Stock option transactions for the three months ended October 31, 2024 and the year ended July 31, 2024 are summarized as follows:

Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
	Number of	Exercise	Term	Intrinsic	Date
Stock Options	Options	Price	(Years)	Value	Fair Value
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Unvested - July 31, 2024	-	$-	-	$-	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - October 31, 2024	2,342,539	$0.49	7.73	$7,895	$-
Exercisable - October 31, 2024	2,342,539	$0.49	7.73	$7,895	$-
Unvested - October 31, 2024	-	$-	-	$-	$-

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Fiscal Year Ended July 31, 2024

During the year ended July 31, 2024, the remaining 123,171 of a total 1,478,050 options vested.

Note 7 – Warrants

Warrant activity for the three months ended October 31, 2024 and the year ended July 31, 2024, respectively, is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Unvested - July 31, 2024	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - October 31, 2024	1,425,000	$1.00	3.41	$-
Exercisable - October 31, 2024	1,425,000	$1.00	3.41	$-
Unvested - October 31, 2024	-	$-	-	$-

Note 8 – Commitments and Contingencies

Until May 2024, the Company maintained a month-to-month right-of-use operating lease for office space at a cost of $500 per month. The lease was terminated in May 2024. The office space was leased from a family member of OpenLocker, Inc.’s Chief Executive Officer. OpenLocker, Inc. is a wholly owned subsidiary of the Company.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

At October 31, 2024 and July 31, 2024, the Company had no financing leases as defined in ASC 842, Leases.

The table below presents information regarding the Company’s operating lease assets and liabilities at October 31, 2024 and 2023, respectively:

Operating lease costs	October 31, 2024	October 31, 2023

Amortization of right-of-use operating lease asset	$-	$278
Lease liability expense in connection with obligation repayment	-	3
Total operating lease costs	$-	$281

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$498
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Student-Athlete Licensing Agreements

The Company has entered into several agreements with student athletes related to the sale of NFT and related collectibles.

There may be initial sales, as well as resales, of these products. The Company and each student-athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student-athlete a commission for any resales.

At October 31, 2024 and July 31, 2024, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the unaudited consolidated balance sheets.

Note 9 – Subsequent Events

On November 13, 2024, the Company (i) sold 500,000 shares of common stock for $50,000 ($0.10/share), and (ii) issued 1,500,000 shares of common stock for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of OpenLocker Holdings, Inc. and its subsidiaries (together, the “Company” or “OpenLocker”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

OpenLocker launched its first fan community at the University of Connecticut in February 2022, during the first season following the National Collegiate Athletic Association (“NCAA”) policy change allowing student-athletes to receive compensation for their NIL. The Company deliberately included all 14 eligible members of the men’s basketball team to galvanize the fan base and name the fan community the Bone Yard Huskyz Club (“BYHC”). The OpenLocker design team created the BYHC logo and Huskyz avatar to play off of the university’s Huskies mascot and to have an edgy feel. A Huskyz avatar was created in the likeness of each of the athletes and selected super fans for branding and awareness campaigns. A website with a project roadmap outlining the perks and rewards of club membership was activated two weeks prior to the release date, which was strategically timed around the basketball team’s season schedule. A comprehensive marketing campaign included digital programmatic advertising, organic and paid social media strategy (including pre- and post-drop Twitter spaces conversations with fans, blockchain experts, athletes and parents of athletes), podcasts, email blasts and gorilla marketing at several home basketball games. The OpenLocker athlete liaison also provided the athletes with graphics and talking points they could use to leverage their social media followings and promote sales of their collectibles by word-of-mouth.

OpenLocker initially sold digital collectibles, also known as non-fungible tokens (“NFTs”), due to the popularity at the time and advantages that blockchain technology offered for authenticating collectibles and providing utility and rewards to UConn fans. OpenLocker minted the NFTs on the FLOW blockchain and sold them on its e-commerce platform for fiat currency to appeal to an audience unfamiliar with cryptocurrency. A majority of the revenue from the BYHC project was generated on the first day of sales. The first two hours were the busiest as fans were incentivized by the free autographed “Platinum card” that was included with purchase for the first 25 digital collectibles sold per athlete. This unique collectible is a metal, wallet-sized card hand-signed by the athlete with the digital art printed on the front and quick response (QR) code that directs to boneyardhuskyzclub.com. Customer behavior and feedback confirmed that the physical collectible was deemed to be of greater value to the majority of fans, who had little to no experience with blockchain technology. Since then, OpenLocker has directed its efforts to marketing and selling autographed physical collectibles along with community membership rewards programs, events and experiences.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended October 31, 2024 and 2023, we generated revenues of $39 and $2,581, respectively. The decrease in revenues was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses during the three months ended October 31, 2024 and 2023 were $21,714 and $473,163, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Other Expense

Other expense for the three months ended October 31, 2024 and 2023 was $31,578 and $6,475, respectively. The increase in other expense was primarily due to amortization of debt discount of $16,721 and interest expense of $14,857.

Net Loss

For the three months ended October 31, 2024 and 2023, we had a net loss of $53,253 and $471,973, respectively. The decrease in net loss was primarily due to lack of sales.

There is significant uncertainty projecting future profitability due to our history of losses, minimal operating history, lack of revenues, and lack of guaranteed ongoing revenue streams. In our current state, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024, we had $389 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2024 and 2023, respectively:

	Three Months Ended October 31,
	2024	2023
Net cash used in operating activities	$(4,381)	$(195,002)
Net cash provided by financing activities	-	230,000
Net (decrease) increase in cash	(4,381)	34,998
Cash, beginning of period	4,770	15,539
Cash, end of period	$389	$50,537

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Management’s Plans

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended October 31, 2024, the Company had:

●	Net loss of $53,253; and
●	Net cash used in operations of $4,381.

Additionally, at October 31, 2024, the Company had:

●	Accumulated deficit of $10,965,536
●	Stockholders’ deficit of $516,297; and
●	Working capital deficit of $516,297.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $389 at October 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up, along with continuing expenses related to compensation, professional fees, and regulatory expenses are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending October 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital (through one or more debt and/or equity-based financings), the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

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

The Company uses qualitative factors according to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

There were no impairment losses recorded during the three months ended October 31, 2024 and 2023, respectively.

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

Payments from customers (all paid in cash) are received as follows:

●	Shopify payouts from credit/debit card transactions typically occur 2-3 days after date of sale; and
●	PayPal payments are received same day.

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

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the unaudited consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, but unpaid sponsorship revenue is included in accounts receivable on the unaudited consolidated balance sheets.

At October 31, 2024 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the three months ended October 31, 2024 and 2023, the Company recognized $0 and $6,000 of sponsorship revenues from one and zero customers, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024		2023
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$39	100%	$2,581	30%
Sponsorship	-	0%	6,000	70%
Total Revenues	$39	100%	$8,581	100%

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

For the three months ended October 31, 2024 and 2023, the Company expensed $3,816 and $14,249, respectively, in software development costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2024, as filed with the SEC on November 27, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2024, the Company did not issue any unregistered equity securities.

Between November 1, 2024 and the filing date of this Quarterly Report on Form 10-Q, the Company issued unregistered equity securities as follows:

●	On November 13, 2024, the Company sold 500,000 shares of common stock for $50,000 ($0.10/share).
●	The Company issued 1,500,000 shares of common stock for services rendered, having a fair value of $150,000 ($0.10/share), based upon recent third party cash offerings, as this provided the best evidence of fair value.

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

(c) During the quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OPENLOCKER HOLDINGS, INC.

Date: January 31, 2025	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

