Form 10-Q
period 2025-01-31
OpenLocker Holdings, Inc.
filed 2025-03-17
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 17, 2025, there were 43,942,924 shares of common stock, par value $0.0001, issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 31, 2025	July 31, 2024

Assets
Current Assets
Cash	$19,041	$4,770
Total Assets	$19,041	$4,770
Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$196,832	$155,519
Accounts payable and accrued expenses - related parties	18,735	9,432
Notes payable - net	246,667	222,863
Notes payable - related parties	80,000	80,000
Total Liabilities	542,234	467,814

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, 58,415 and 58,415 shares issued and outstanding, respectively	5	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 43,942,924 and 41,942,924 shares issued and outstanding, respectively	4,394	4,194
Additional paid-in capital	10,719,840	10,445,040
Accumulated deficit	(11,247,432)	(10,912,283)
Total Stockholders’ Deficit	(523,193)	(463,044)

Total Liabilities and Stockholders’ Deficit	$19,041	$4,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024

Revenues
Collectibles	$87	$3,679	$126	$6,260
Sponsorships	-	4,050	-	10,050
Total revenues	87	7,729	126	16,310

Cost of goods sold	-	592	-	1,508

Gross profit	87	7,137	126 #	14,802

Operating expenses
Software development	788	2,941	4,604	17,190
General and administrative expenses	258,465	126,031	276,363	584,945
Total operating expenses	259,253	128,972	280,967	602,135

Loss from operations	(259,166)	(121,835)	(280,841)	(587,333)

Other expense
Amortization of debt discount	(7,083)	(5,473)	(23,804)	(5,473)
Interest expense	(15,647)	(13,697)	(30,504)	(20,172)
Total other expense	(22,730)	(19,170)	(54,308)	(25,645)

Net loss	$(281,896)	$(141,005)	$(335,149)	$(612,978)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	43,679,188	41,534,270	42,801,620	41,455,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended January 31, 2025

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2024	58,415	$5	41,942,924	$4,194	$10,445,040	$(10,912,283)	$(463,044)

Net loss	-	-	-	-	-	(53,253)	(53,253)

October 31, 2024	58,415	5	41,942,924	4,194	10,445,040	(10,965,536)	(516,297)

Stock issued for services	-	-	1,500,000	150	224,850	-	225,000

Stock issued for cash - common stock	-	-	500,000	50	49,950	-	50,000

Net loss	-	-	-	-	-	(281,896)	(281,896)

January 31, 2025	58,415	$5	43,942,924	$4,394	$10,719,840	$(11,247,432)	$(523,193)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended January 31, 2024

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued for services	-	-	704,644	71	202,608	-	202,679

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(471,973)	(471,973)

October 31, 2023	58,415	5	41,379,650	4,142	10,318,526	(10,606,060)	(283,387)

Par value true up adjustment	-	-	-	(5)	5	-	-

Stock issued as debt discount	-	-	225,000	23	46,867	-	46,890

Net loss	-	-	-	-	-	(141,005)	(141,005)

January 31, 2024	58,415	$5	41,604,650	$4,160	$10,365,398	$(10,747,065)	$(377,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2025	2024
Operating activities
Net loss	$(335,149)	$(612,978)
Adjustments to reconcile net loss to net cash used in operations
Amortization - website	-	1,584
Amortization of operating lease right-of-use asset - related party	-	278
Amortization of debt discount	23,804	5,473
Recognition of stock-based compensation	-	83,583
Stock issued for services	225,000	202,679
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	-	3,000
Increase (decrease) in
Accounts payable and accrued expenses	41,313	17,659
Accounts payable and accrued expenses - related parties	9,303	6,155
Deferred revenue	-	(5,050)
Operating lease liability - related party	-	(498)
Net cash used in operating activities	(35,729)	(298,115)

Financing activities
Proceeds from issuance of notes payable	-	225,000
Proceeds from issuance of notes payable - related parties	-	80,000
Stock issued for cash - common stock	50,000	-
Net cash provided by financing activities	50,000	305,000

Net decrease in cash	14,271	6,885

Cash - beginning of period	4,770	15,539

Cash - end of period	$19,041	$22,424

Supplemental disclosure of cash flow information
Cash paid for interest	$3,025	$2,777
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Note 1 – Organization, Nature of Operations and Going Concern

Organization and Nature of Operations

OpenLocker Holdings, Inc. and its subsidiaries OpenLocker, Inc. (collectively “OpenLocker,” “OL,” “we,” “us,” “our” or the “Company”) is dedicated to offering marketing solutions for collegiate and professional sports organizations and athletes to deepen fan engagement through innovative collectibles, membership rewards, exclusive events and experiences. The OpenLocker mission is to empower athletes by monetizing their Name, Image and Likeness (“NIL”) with autographed collectibles, meaningful fan experiences and partnerships with local merchants, regional and national brands. OpenLocker has fan communities at the University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. By partnering with local businesses as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

JANUARY 31, 2025

Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2025, the Company had:

●	Net loss of $335,149; and
●	Net cash used in operations of $35,729

Additionally, at January 31, 2025, the Company had:

●	Accumulated deficit of $11,247,432
●	Stockholders’ deficit of $523,193; and
●	Working capital deficit of $523,193

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $19,041 at January 31, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended January 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

JANUARY 31, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 filed with the SEC on November 27, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the cons

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Principles of Consolidation

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

JANUARY 31, 2025

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At January 31, 2025 and July 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

JANUARY 31, 2025

Cash and Cash Equivalents

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At January 31, 2025 and July 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At January 31, 2025 and July 31,2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

There were no impairment losses recorded during the three and six months ended January 31, 2025 and 2024, respectively.

Intangible Assets and Impairment

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses recorded during the three and six months ended January 31, 2025 and 2024, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

There were no impairments recorded during the three and six months ended January 31, 2025 and 2024, respectively.

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

There were no impairments recorded during the three and six months ended January 31, 2025 and 2024, respectively.

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

JANUARY 31, 2025

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

JANUARY 31, 2025

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

JANUARY 31, 2025

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

At January 31, 2025 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the six months ended January 31, 2025 and 2024, the Company recognized $0 and $10,050 of sponsorship revenues from zero and one customer, respectively.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

The following represents the Company’s disaggregation of revenues for the six months ended January 31, 2025 and 2024:

	Six Months Ended January 31,
	2025		2024

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$126	100%	$6,260	38%
Sponsorship	-	0%	10,050	62%
Total Revenues	$126	100%	$16,310	100%

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

For the six months ended January 31, 2025 and 2024, the Company expensed $4,604 and $17,190, respectively, in software development costs.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of January 31, 2025 and July 31, 202, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended January 31, 2025 and the year ended July 31, 2024, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the unaudited consolidated statements of operations.

For the six months ended January 31, 2025 and 2024, the Company expensed $745 and $58,078, respectively, in marketing and advertising costs.

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

JANUARY 31, 2025

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

For the six months ended January 31, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	January 31, 2025	January 31, 2024
Series A, convertible preferred stock (1 to 1,000 into common stock)	58,415,000	58,415,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	1,425,000	1,425,000
Total common stock equivalents	62,182,539	62,182,539

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

See Note 4.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.
●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the unaudited consolidated results of operations, stockholders’ deficit, or cash flows.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Note 3 – Notes Payable

The following represents a summary of the Company’s notes payable at January 31, 2025 and July 31, 2024:

			Default
Issue Date Date	Maturity Date	Interest Rate	Interest Rate		Collateral	January 31, 2025	July 31, 2024

August 2023	August 2024	10%	20%	*	Unsecured	$150,000	$150,000
November 2023	November 2024	10%	20%	*	Unsecured	50,000	50,000	1
December 2023	December 2024	10%	20%	*	Unsecured	25,000	25,000	2
April 2024	April 2025	10%	20%		Unsecured	25,000	25,000	3
						250,000	250,000
					Less: unamortized debt discount	(3,333)	(27,137)
					Notes payable - net	$246,667	$222,863

*	These notes are currently in default

1	- In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

2	- In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

3	- In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

See Note 5.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

The Company had the following activity related to its notes payable during the six months ended January 31, 2025:

Balance - July 31, 2023	$-
Proceeds	250,000
Stock issued as debt discount	(66,890)
Amortization of debt discount	39,753
Balance - July 31, 2024	222,863
Amortization of debt discount	23,804
Balance - January 31, 2025	$246,667

Note 4 – Notes Payable – Related Parties

The following represents a summary of the Company’s notes payable – related parties at January 31, 2025 and July 31, 2024:

			Default
Issue Date Date	Maturity Date	Interest Rate	Interest Rate	Collateral	Related Party	January 31, 2025	July 31, 2024

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$40,000	$40,000
August 2023	August 2024	10%	20%	Unsecured	President/Director	40,000	40,000
						$80,000	$80,000

The Company had the following activity related to its note payable – related parties during the six months ended January 31, 2025:

Balance - July 31, 2023	$80,000
No activity	-
Balance - July 31, 2024	80,000
No activity	-
Balance - January 31, 2025	$80,000

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Note 5 – Stockholders’ Deficit

The Company has two (2) classes of stock at January 31, 2025 and July 31,2024:

Class A Common Stock

-	10,000,000,000 shares authorized
-	43,942,924 and 41,942,924 issued and outstanding, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized
-	58,415 and 58,415 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference - none

Equity Transactions for the Six Months Ended January 31, 2025

Stock Issued for Cash

The Company sold 500,000 shares of common stock for $50,000 ($0.10/share)

Stock Issued for Services

The Company issued 1,500,000 shares of common stock for services rendered having a fair value of $225,000 ($0.15/share) based upon the quoted closing trading price.

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Note 6 – Stock Options

Stock option transactions under the Company’s Plan for the six months ended January 31, 2025 and the year ended July 31, 2024 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
Stock Options	Number of Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Unvested - July 31, 2024	-	$-	-	$-	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - January 31, 2025	2,342,539	$0.49	7.47	$7,895	$-
Exercisable - January 31, 2025	2,342,539	$0.49	7.47	$7,895	$-
Unvested - January 31, 2025	-	$-	-	$-	$-

Fiscal Year Ended July 31, 2024

During the year ended July 31, 2024, the remaining 123,171 of a total 1,478,050 options vested.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Note 7 – Warrants

Warrant activity for the six months ended January 31, 2025 and the year ended July 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Unvested - July 31, 2024	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - January 31, 2025	1,425,000	$1.00	3.16	$-
Exercisable - January 31, 2025	1,425,000	$1.00	3.16	$-
Unvested - January 31, 2025	-	$-	-	$-

Note 8 – Commitments and Contingencies

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

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

At January 31, 2025 and July 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at January 31, 2025 and July 31, 2024:

The Company had the following operating lease costs for the six months ended January 31, 2025 and 2024, respectively.

	January 31, 2025	January 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$-	$-

Liabilities

Operating lease liability	$-	$-

Weighted-average remaining lease term (years)	-	-

Weighted-average discount rate	0%	0%

The Company had the following operating lease costs for the six months ended January 31, 2025 and 2024, respectively.

Schedule of Operating Lease Costs

	January 31, 2025	January 31, 2024
Operating lease costs

Amortization of right-of-use operating lease asset	$-	$278
Lease liability expense in connection with obligation repayment	-	3
Total operating lease costs	$-	$281

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$498
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

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

At January 31, 2025 and July 31, 2024, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the unaudited consolidated balance sheets.

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

As of March 17, 2025, OpenLocker has fan communities at University of Florida (Gataverse), Florida Atlantic University (PowerOwls Club) and Radford University (RowdyRedz) and is focusing on building club membership rewards programs. While OpenLocker pays athletes a majority of revenue generated from sales of collectibles containing their NIL and compensating them for social media activities and appearances, the Company retains all revenue from sales of community-branded collectibles which do not use athlete NIL nor the marks and logos of any institution. By partnering with local businesses, as well as regional and national brands who can offer perks and rewards to community members, OpenLocker is able to create demand and further engage fans and the local community.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended January 31, 2025 and 2024, we generated revenues of $87 and $7,729, respectively. The decrease in revenues was a result of an inability to execute on any business due to limited capital and management resources.

During the six months ended January 31, 2025 and 2024, we generated revenues of $126 and $16,310, respectively. The decrease in revenues was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses during the three months ended January 31, 2025 and 2024 were $259,253 and $128,972, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Operating expenses during the six months ended January 31, 2025 and 2024 were $280,967 and $602,135, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Other Expense

Other expense for the three months ended January 31, 2025 and 2024 was $22,730 and $19,170, respectively. The increase in other expense was primarily due to amortization of debt discount of $7,083 and interest expense of $15,647.

Other expense for the six months ended January 31, 2025 and 2024 was $54,308 and $25,645, respectively. The increase in other expense was primarily due to amortization of debt discount of $23,804 and interest expense of $30,504.

Net Loss

For the three months ended January 31, 2025 and 2024, we had a net loss of $281,896 and $141,005, respectively. The decrease in net loss was primarily due to lack of sales.

For the six months ended January 31, 2025 and 2024, we had a net loss of $335,149 and $612,978, respectively. The decrease in net loss was primarily due to lack of sales.

There is significant uncertainty projecting future profitability due to our history of losses, minimal operating history, lack of revenues, and lack of guaranteed ongoing revenue streams. In our current state, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025, we had $19,041 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2025 and 2024, respectively:

	Six Months Ended January 31,
	2025	2024
Net cash used in operating activities	$35,729	$298,115
Net cash provided by financing activities	50,000	305,000
Net increase in cash	14,271	6,885
Cash, beginning of period	4,770	15,539
Cash, end of period	$19,041	$22,424

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

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2025, the Company had:

●	Net loss of $335,149; and
●	Net cash used in operations of $35,729.

Additionally, at January 31, 2025, the Company had:

●	Accumulated deficit of $11,247,432;
●	Stockholders’ deficit of $523,193; and
●	Working capital deficit of $523,193.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $19,041 at January 31, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up, along with continuing expenses related to compensation, professional fees, and regulatory expenses are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending January 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

There were no impairment losses recorded during the six months ended January 31, 2025 and 2024, respectively.

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

At January 31, 2025 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the six months ended January 31, 2025 and 2024, the Company recognized $0 and $10,050 of sponsorship revenues from zero and one, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended January 31, 2025 and 2024:

	Six Months Ended January 31,
	2025		2024
Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$126	100%	$6,260	38%
Sponsorship	-	-%	10,050	62%
Total Revenues	$126	100%	$16,310	100%

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

For the six months ended January 31, 2025 and 2024, the Company expensed $4,604 and $17,190, respectively, in software development costs.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2025, the Company issued unregistered equity securities as follows:

●	The Company sold 500,000 shares of common stock for $50,000 ($0.10/share).
●	The Company issued 1,500,000 shares of common stock for services rendered, having a fair value of $225,000 ($0.15/share) based upon the quoted closing trading price.

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

(c) During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OPENLOCKER HOLDINGS, INC.

Date: March 17, 2025	By:	/s/ Howard Gostfrand
Howard Gostfrand
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

