Form 10-Q
period 2025-04-30
OpenLocker Holdings, Inc.
filed 2025-06-20
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 20, 2025, there were 529,359,775 shares of common stock, par value $0.0001, issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenLocker Holdings, Inc. and Subsidiaries

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	April 30, 2025	July 31, 2024

Assets
Current Assets
Cash	$5,216	$4,770
Total Assets	$5,216	$4,770
Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$101,496	$155,519
Accounts payable and accrued expenses - related parties	574	9,432
Notes payable - net	-	222,863
Notes payable - related parties	-	80,000
Total Liabilities	102,070	467,814

Commitments and Contingencies

Stockholders’ Deficit
Series A, convertible preferred stock - $0.0001 par value, 200,000 shares authorized, zero and 58,415 shares issued and outstanding, respectively.	-	5
Common stock - $0.0001 par value, 10,000,000,000 shares authorized, 529,359,775 and 41,942,924 shares issued and outstanding, respectively	52,936	4,194
Additional paid-in capital	11,215,336	10,445,040
Accumulated deficit	(11,365,126)	(10,912,283)
Total Stockholders’ Deficit	(96,854)	(463,044)

Total Liabilities and Stockholders’ Deficit	$5,216	$4,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024

Revenues
Collectibles	$-	$4,338	$126	$10,598
Sponsorships	-	15,000	-	25,050
Total revenues	-	19,338	126	35,648

Cost of goods sold	-	-	-	1,508

Gross profit	-	19,338	126	34,140

Operating expenses
Software development	313	(290)	4,917	16,900
General and administrative expenses	79,564	51,217	355,926	636,162
Total operating expenses	79,877	50,927	360,843	653,062

Loss from operations	(79,877)	(31,589)	(360,717)	(618,922)

Other income (expenses)
Amortization of debt discount	(3,333)	(17,557)	(27,137)	(23,030)
Loss on conversion of debt	(87,500)	-	(87,500)	-
Gain on settlement of debt	63,745	-	63,745	-
Other income	1,000	-	1,000	-
Interest expense	(11,729)	(4,089)	(42,234)	(24,261)
Total other expenses	(37,817)	(21,646)	(92,126)	(47,291)

Net loss	$(117,694)	$(53,235)	$(452,843)	$(666,213)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	168,074,332	41,652,206	83,661,909	41,519,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended April 30, 2025 and 2024

(Unaudited)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2024	58,415	$5	41,942,924	$4,194	$10,445,040	$(10,912,283)	$(463,044)

Net loss	-	-	-	-	-	(53,253)	(53,253)

October 31, 2024	58,415	5	41,942,924	4,194	10,445,040	(10,965,536)	(516,297)

Stock issued for services	-	-	1,500,000	150	224,850	-	225,000

Stock issued for cash - common stock	-	-	500,000	50	49,950	-	50,000

Net loss	-	-	-	-	-	(281,896)	(281,896)

January 31, 2025	58,415	$5	43,942,924	$4,394	$10,719,840	$(11,247,432)	$(523,193)

Stock issued for cash - common stock	-	-	426,501,851	42,650	357,350	-	400,000

Conversion of notes payable	-	-	500,000	50	37,450	-	37,500

Conversion of preferred stock to common stock	(58,415)	(5)	58,415,000	5,842	(5,837)	-	-

Gain on forgiveness of related party payables	-	-	-	-	19,033	-	19,033

Loss on conversion of notes payable	-	-	-	-	87,500	-	87,500

Net loss	-	-	-	-	-	(117,694)	(117,694)

April 30, 2025	-	$-	529,359,775	$52,936	$11,215,336	$(11,365,126)	$(96,854)

	Series A, Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

July 31, 2023	58,415	$5	40,675,006	$4,071	$10,032,335	$(10,134,087)	$(97,676)

Stock issued for services	-	-	704,644	71	202,608	-	202,679

Recognition of stock-based compensation	-	-	-	-	83,583	-	83,583

Net loss	-	-	-	-	-	(471,973)	(471,973)

October 31, 2023	58,415	5	41,379,650	4,142	10,318,526	(10,606,060)	(283,387)

Par value true up adjustment	-	-	-	(5)	5	-	-

Stock issued as debt discount	-	-	225,000	23	46,867	-	46,890

Net loss	-	-	-	-	-	(141,005)	(141,005)

January 31, 2024	58,415	$5	41,604,650	$4,160	$10,365,398	$(10,747,065)	$(377,502)

Stock issued for services	-	-	30,000	3	9,897	-	9,900

Stock issued as debt discount	-	-	100,000	10	19,990	-	20,000

Net loss	-	-	-	-	-	(53,235)	(53,235)

April 30, 2024	58,415	$5	41,734,650	$4,173	$10,395,285	$(10,800,300)	$(400,837)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OpenLocker Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2025	2024
Operating activities
Net loss	$(452,843)	$(666,213)
Adjustments to reconcile net loss to net cash used in operations
Amortization - website	-	2,376
Amortization of operating lease right-of-use asset - related party	-	278
Amortization of debt discount	27,137	23,030
Gain on forgiveness of debt	(63,745)	-
Loss on conversion of notes payable	87,500	-
Recognition of stock-based compensation	-	83,583
Stock issued for services	225,000	212,579
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	-	8,000
Increase (decrease) in
Accounts payable and accrued expenses	9,722	12,199
Accounts payable and accrued expenses - related parties	10,175	6,133
Deferred revenue	-	(10,050)
Operating lease liability - related party	-	(498)
Net cash used in operating activities	(157,054)	(328,583)

Financing activities
Proceeds from issuance of notes payable	-	250,000
Proceeds from issuance of notes payable - related parties	-	80,000
Proceeds from the sale of common stock	450,000	-
Repayment of notes payable	(212,500)	-
Conversion of notes payable to common stock	(80,000)	-
Net cash provided by financing activities	157,500	330,000

Net decrease in cash	446	1,417

Cash - beginning of period	4,770	15,539

Cash - end of period	$5,216	$16,956

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$4,182
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	$-	$66,890
Conversion of notes payable to common stock	$37,500	$-
Conversion of preferred stock tpo common stock	$5,842	$-
Forgiveness of debt – related party	$19,033	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OPENLOCKER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

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

On April 9, 2025, the Company entered into a Stock Purchase Agreement with five purchasers (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers a total of 426,501,851 shares of common stock for a total purchase price of $400,000. The shares issued to the Buyers pursuant to the Purchase Agreement constitute 80% of the shares of common stock of the Company outstanding on a fully diluted basis immediately following the closing. As a condition to closing, the parties agreed that all persons who were holders of 5% or more of the Company’s common stock immediately prior the closing must enter into a lock-up agreement with the Company, pursuant to which such persons agreed that they will not sell or transfer (subject to certain customary exceptions) any shares of the Company’s common stock for a period of 12 months following the closing. In addition, at the closing, (i) Laura Anthony resigned from her positions as a director and officer of the Company, (ii) Howard Gostfrand and Brian Klatsky resigned from their positions as officers of the Company, and (iii) Renger van den Heuvel was appointed as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2025, the Company had:

●	Net loss of $452,843; and
●	Net cash used in operations of $157,054

Additionally, at April 30, 2025, the Company had:

●	Accumulated deficit of $11,365,126
●	Stockholders’ deficit of $96,854; and
●	Working capital deficit of $96,854

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $5,216 at April 30, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital (debt and/or equity based financing), the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels. In addition, the Company and its new management team is committed to acquiring revenue-generating entities, and executing on its newly evolving business plan, that is anticipated to contribute to future profitability.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, filed with the SEC on November 27, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the cons

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2025 and July 31,2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the unaudited consolidated statements of operations.

For the nine months ended April 30, 2025 and 2024, the Company incurred marketing and advertising costs of $821 and $68,898, respectively.

Revenue Recognition

The Company records transactions in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”). In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

OpenLocker generates revenue from two main sources; (1) our collectibles, and (2) sponsorship revenues. Our performance obligations are complete at a point in time related to the transfer of a digital access pass or sale of a sponsorship to its customer (final or ultimate end-user purchaser/collector). Currently, all revenue streams contain a single performance obligation. There are no penalties for contract termination by either party.

The following represents the Company’s disaggregation of revenues for the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
	2025		2024

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$126	100%	$10,598	30%
Sponsorship	-	0%	25,050	70%
Total Revenues	$126	100%	$35,648	100%

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

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the unaudited consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, unpaid sponsorship revenue is included in accounts receivable on the unaudited consolidated balance sheets.

At April 30, 2025 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the nine months ended April 30, 2025 and 2024, the Company recognized $0 and $25,050 of sponsorship revenues from zero and one customer, respectively.

Cost of Goods Sold

Cost of goods sold primarily are comprised primarily of web development and graphic design costs.

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

For the nine months ended April 30, 2025 and 2024, the Company incurred software development costs of $4,917 and $16,900, respectively.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has identified the Company as managing its business as a single operating segment.

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance at July 31, 2024.

Financial Instruments

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

The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At April 30, 2025 and July 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2025 and July 31,2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Related Parties

The Company follows ASC 850-10, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. The Company leases office space from an entity that is controlled by the CEO and Director of the Company. In addition this related party has provided working capital to the Company on the line of credit facility it has extended to the Company.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) principal owners of the Company; c) management of the Company; d) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and e) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

See Note 5.

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

There were no impairments recorded during the three and nine months ended April 30, 2025 and 2024, respectively.

Goodwill

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

There were no impairment losses recorded during the three and nine months ended April 30, 2025 and 2024, respectively.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There were no impairment losses recorded during the three and nine months ended April 30, 2025 and 2024, respectively.

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

There were no impairments recorded during the three and nine months ended April 30, 2025 and 2024.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases (“ASC 840”). The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement, over the expected term on a straight-line basis. We determine if an arrangement is a lease at inception. The Company recognizes ROU assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Operating leases are included in operating lease ROU assets and operating lease liabilities on our consolidated balance sheets. Finance leases are included in finance lease assets, current finance lease liabilities, and long-term finance lease liabilities on our consolidated balance sheets.

The Company’s ROU assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments over the lease term. The Company utilizes its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases unless the Company can specifically determine the lessor s implicit rate. Certain lease contracts contain non-lease components such as maintenance and utilities. The Company has made a policy election to not separate the lease and non-lease components, and thus recognize a single lease component for all of its right-of-use assets and liabilities.

In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if it has obtained substantially all of the rights to the underlying asset through exclusivity, if the Company can direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights. Furthermore, the Company assesses whether it is reasonably certain to exercise options to extend or terminate a lease considering all relevant factors that create economic incentive to exercise such options, including asset, contract, market, and entity-based factors. These evaluations may require significant judgment.

See Note 9.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

For the nine months ended April 30, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	April 30, 2025	April 30, 2024
Series A, convertible preferred stock (1 to 1,000 into common stock)	-	58,415,000
Stock options (exercise prices $0.12 - $0.70/share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	1,425,000	1,425,000
Total common stock equivalents	3,767,539	62,182,539

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

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

NOTE 4 – NOTES PAYABLE

The following represents a summary of the Company’s notes payable at April 30, 2025 and July 31, 2024:

			Default
Issue Date Date	Maturity Date	Interest Rate	Interest Rate	Collateral	April 30, 2025	July 31, 2024

August 2023	August 2024	10%	20%	Unsecured	$-	$150,000
November 2023	November 2024	10%	20%	Unsecured	-	50,000	1
December 2023	December 2024	10%	20%	Unsecured	-	25,000	2
April 2024	April 2025	10%	20%	Unsecured	-	25,000	3
					-	250,000
				Less: unamortized debt discount	-	(27,137)
				Notes payable - net	$-	$222,863

1	- In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

2	- In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

3	- In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

Pursuant to the agreement associated with the transition to current management on April 9, 2025, the Company repaid $212,500 of the principal in settlement of the notes above. In connection with the settlement agreements, the holders agreed to forgive all interest accrued on the notes totaling $49,995. Also in connection with the settlement of the notes, $37,500 in principal was converted into 500,000 shares common stock of the Company. As the notes were not previously convertible, the Company evaluated the conversion for gain/loss and determined that there was a loss due to the conversion based on the quoted closing price on the date of settlement in the amount of $87,500 which is recorded as other expense on the income statement

Interest expense on the notes for the three- and nine-months ended April 30, 2025, was recognized in the amount of $10,171 and $29,597, respectively.

See Note 6.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The following represents a summary of the Company’s notes payable – related parties at April 30, 2025 and July 31, 2024:

			Default
Issue Date Date	Maturity Date	Interest Rate	Interest Rate	Collateral	Related Party	April 30, 2025	July 31, 2024

August 2023	August 2024	10%	20%	Unsecured	Chief Executive Officer/Director	$-	$40,000
August 2023	August 2024	10%	20%	Unsecured	President/Director	-	40,000
						$-	$80,000

The Company had the following activity related to its note payable – related parties during the nine months ended April 30, 2025:

Balance - July 31, 2023	$80,000
No activity	-
Balance - July 31, 2024	80,000
Activity – note repayments	(80,000)
Balance – April 30, 2025	$-

Pursuant to the agreement associated with the transition to current management on April 9, 2025, the Company repaid $80,000 in settlement of the notes payable due to related parties. As part of the settlement agreement, the holders of the notes payable due to related parties agreed to forgive all accrued interest in connection with these notes. As the forgiveness of the accrued interest was a related party transaction, the gain of $19,033, was recorded in additional-paid-in-capital.

Interest expense on related party notes for the three- and nine-months ended April 30, 2025, was recognized in the amount of $2,992 and $11,035, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company has two (2) classes of stock at April 30, 2025 and July 31,2024:

Class A Common Stock

-	10,000,000,000 shares authorized
-	529,359,775 and 41,942,924 issued and outstanding, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized
-	Zero (0) and 58,415 issued and outstanding, respectively
-	Par value - $0.0001
-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (zero and 58,415,000 shares, respectively)
-	Voting on an if converted basis of 1,000 votes per share
-	Eligible for dividends/distributions if declared by the Board of Directors
-	Liquidation preference – none

Equity Transactions for the Nine Months Ended April 30, 2025

Stock Issued for Cash

On November 13, 2024, the Company sold 500,000 shares of common stock for $50,000 ($0.10/share)

On April, 9, 2025, pursuant to the agreement associated with the transition to current management, the Company issued and sold 426,501,851 common shares for $400,000 ($0.00094/share).

On April 9, 2025, pursuant to the agreement associated with the transition to current management, the Company issued 500,000 common shares to settle $37,500 ($0.075/share) of notes payable.

Stock Issued for Services

On November 13, 2024, the Company issued 1,500,000 shares of common stock for services rendered having a fair value of $225,000 ($0.15/share) based upon the quoted closing trading price.

Conversion of preferred stock to common stock

On March 26, 2025, the holders of the preferred stock elected to convert all of their preferred stock, 58,415 shares, to common stock. The convertibility feature of the preferred stock allows for 1,000 shares of common stock to be issued for each share of preferred stock. As a result, 58,415,000 shares of common stock were issued.

Equity Transactions for the Year ended July 31, 2024

Stock Issued for Debt Discount

The Company issued 325,000 shares of common stock as a debt discount, having a fair value of $66,890.

Stock Issued for Services

The Company issued 942,918 shares of common stock for services rendered, having a fair value of $262,355 ($0.2390 - $0.44/share), based upon the quoted closing trading price.

NOTE 7 – STOCK OPTIONS

Stock option transactions under the Company’s Plan for the nine months ended April 30, 2025 and the year ended July 31, 2024 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number	Average	Contractual	Aggregate	Grant
Stock Options	of Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - July 31, 2023	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2023	2,219,368	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$93,949	$-
Unvested - July 31, 2024	-	$-	-	$-	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding – April 30, 2025	2,342,539	$0.49	7.23	$7,895	$-
Exercisable – April 30, 2025	2,342,539	$0.49	7.23	$7,895	$-
Unvested – April 30, 2025	-	$-	-	$-	$-

Fiscal Year Ended July 31, 2024

During the year ended July 31, 2024, the remaining 123,171 of a total 1,478,050 options vested.

NOTE 8 – WARRANTS

Warrant activity for the nine months ended April 30, 2025 and the year ended July 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Unvested - July 31, 2024	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding – April 30, 2025	1,425,000	$1.00	2.91	$-
Exercisable – April 30, 2025	1,425,000	$1.00	2.91	$-
Unvested – April 30, 2025	-	$-	-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company is leasing the office space from a family member of OL’s Chief Executive Officer.

At April 30, 2025 and July 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$-	$-

Liabilities

Operating lease liability	$-	$-

Weighted-average remaining lease term (years)	-	-

Weighted-average discount rate	0%	0%

The Company had the following operating lease costs for the nine months ended April 30, 2025 and 2024, respectively.

	April 30, 2025	April 30, 2024
Operating lease costs

Amortization of right-of-use operating lease asset	$-	$278
Lease liability expense in connection with obligation repayment	-	3
Total operating lease costs	$-	$281

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$498
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Student-Athlete Licensing Agreements

The Company entered into several agreements with student athletes related to the sale of NFT and related collectibles.

There may be initial sales as well as resales of these products. The Company and the student-athlete have agreed to split the revenue from the initial sale. Additionally, the Company will pay the student-athlete a commission for any resales.

At April 30, 2025 and July 31, 2024, respectively, the Company owed a nominal amount to various student-athletes, which has been included as a component of accounts payable and accrued expenses in the unaudited consolidated balance sheets. Pursuant to the agreement associated with the transition to current management on April 9, 2025, a portion of the proceeds from the sale of 426,501,851 common shares were utilized to repay the nominal amounts due to the various student-athletes.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation, no material events have occurred that require further disclosure:

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

OpenLocker Going Forward

On April 9, 2025, the Company entered into a Stock Purchase Agreement with five purchasers (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers a total of 426,501,851 shares of common stock for a total purchase price of $400,000. The shares issued to the Buyers pursuant to the Purchase Agreement constitute 80% of the shares of common stock of the Company outstanding on a fully diluted basis immediately following the closing. As a condition to closing, the parties agreed that all persons who were holders of 5% or more of the Company’s common stock immediately prior the closing must enter into a lock-up agreement with the Company, pursuant to which such persons agreed that they will not sell or transfer (subject to certain customary exceptions) any shares of the Company’s common stock for a period of 12 months following the closing. In addition, at the closing, (i) Laura Anthony resigned from her positions as a director and officer of the Company, (ii) Howard Gostfrand and Brian Klatsky resigned from their positions as officers of the Company, and (iii) Renger van den Heuvel was appointed as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended April 30, 2025 and 2024, we generated revenues of $0 and $19,338, respectively. The decrease in revenues was a result of an inability to execute on any business due to limited capital and management resources.

During the nine months ended April 30, 2025 and 2024, we generated revenues of $126 and $35,648, respectively. The decrease in revenues was a result of an inability to execute on any business due to limited capital and management resources.

Operating Expenses

Operating expenses during the three months ended April 30, 2025 and 2024 were $79,877 and $50,927, respectively. The increase in operating expenses was primarily due to OpenLocker’s continued general and administrative expense to manage continuing operation during the current period.

Operating expenses during the nine months ended April 30, 2025 and 2024 were $360,843 and $653,062, respectively. The decrease in operating expenses was primarily due to OpenLocker’s streamlining of its operations during the current period.

Other Income (Expense)

Other expenses for the three months ended April 30, 2025 was $37,817, due primarily to recognizing a gain on settlement of debt of $63,745, loss on conversion of debt of $87,500, interest expense of $11,729, the amortization of debt discount of $3,333, and other income of $1,000. Other expense for the three months ended April 30, 2024 was $21,646, due primarily the amortization of amortization of debt discount of $17,557 and interest expense of $4,089.

Other expenses for the nine months ended April 30, 2025 was $92,126, due primarily to recognizing gain on settlement of debt of $63,745, amortization of debt discount of $27,137, loss on conversion of debt of $87,500, interest expense of $42,234, and other income of $1,000. Other expense for the nine months ended April 30, 2024 was $47,291, due primarily to the amortization of debt discount of $23,030 and interest expense of $24,261.

Net Loss

For the three months ended April 30, 2025 and 2024, we had a net loss of $117,694 and $53,235, respectively. The increase decrease in net loss was primarily due to lack of sales and an increase in general and administrative expenses.

For the nine months ended April 30, 2025 and 2024, we had a net loss of $452,843 and $666,213, respectively. The decrease in net loss was primarily due to lack of sales as well as a decrease in general and administrative expenses.

There is significant uncertainty projecting future profitability due to our history of losses, minimal operating history, lack of revenues, and lack of guaranteed ongoing revenue streams. In our current state, we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, we had $5,216 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report on Form 10-Q. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2025 and 2024, respectively:

	Nine Months Ended April 30,
	2025	2024
Net cash used in operating activities	$157,054	$328,583
Net cash provided by financing activities	157,500	330,000
Net increase in cash	446	1,417
Cash, beginning of period	4,770	15,539
Cash, end of period	$5,216	$16,956

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2025, the Company had:

●	Net loss of $452,843; and
●	Net cash used in operations of $157,500

Additionally, at April 30, 2025, the Company had:

●	Accumulated deficit of $11,365,126
●	Stockholders’ deficit of $96,854; and
●	Working capital deficit of $96,854

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $5,216 at April 30, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended April 30, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock and notes payable; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these unaudited consolidated financial statements are issued.

If the Company does not obtain additional capital (debt and/or equity based financing), the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels. In addition, the Company and its new management team is committed to acquiring revenue-generating entities, and executing on its newly evolving business plan, that is anticipated to contribute to future profitability.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

There were no impairment losses recorded during the nine months ended April 30, 2025 and 2024, respectively.

Revenue Recognition

OpenLocker generates revenue from two main sources; (1) our collectibles, and (2) sponsorship revenues. Our performance obligations are complete at a point in time related to the transfer of a digital access pass or sale of a sponsorship to its customer (final or ultimate end-user purchaser/collector). Currently, all revenue streams contain a single performance obligation. There are no penalties for contract termination by either party.

The following represents the Company’s disaggregation of revenues for the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
	2025		2024

Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Collectibles	$126	100%	$10,598	30%
Sponsorship	-	0%	25,050	70%
Total Revenues	$126	100%	$35,648	100%

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

At April 30, 2025 and July 31, 2024, the Company had contract liabilities of $0 and $0, respectively.

For the nine months ended April 30, 2025 and 2024, the Company recognized $0 and $25,050 of sponsorship revenues from zero and one customer, respectively.

Cost of Goods Sold

Cost of goods sold primarily are comprised primarily of web development and graphic design costs.

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

For the nine months ended April 30, 2025 and 2024, the Company incurred software development costs of $4,917 and $16,900, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended April 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2025, the Company issued unregistered equity securities as follows:

●	On March 26, 2025, the holders of the preferred stock elected to convert all of their preferred stock, 58,415 shares, to common stock. The convertibility feature of the preferred stock allows for 1,000 shares of common stock to be issued for each share of preferred stock. As a result, 58,415,000 shares of common stock were issued.
●	On April, 9, 2025, pursuant to the agreement associated with the transition to current management, the Company issued and sold 426,501,851 common shares for $400,000 ($0.00094/share).
●	On April 9, 2025, pursuant to the agreement associated with the transition to current management, the Company issued 500,000 common shares to settle $37,500 ($0.075/share) of two in notes payables totaling $75,000. The balance of the notes payables was satisfied by cash payment upon the full execution of the aforementioned agreement.

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

(c) During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

OPENLOCKER HOLDINGS, INC.

Date: June 20, 2025	By:	/s/ Renger Van den Heuvel
Renger Van den Heuvel
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

