Form 10-K
period 2025-07-31
Crisp Momentum Inc.
filed 2026-01-28
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission file number: 000-24520

Crisp Momentum Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3021770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Park Avenue, 7th Floor New York, NY	10017
(Address of principal executive offices)	Zip Code

Registrant’s telephone number: (305) 351-9195

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on January 31, 2025 as reported by OTC Markets Group, Inc. ($0.1300), was approximately $5,712,580.

As of January 14, 2026, there were 2,049,621,210 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I

Item 1. Business

Crisp Momentum Inc. (“Crisp” or the “Company”) is a U.S.–based global media and technology company focused on the creation, acquisition, and monetization of short-form scripted video content known as Duanju or “microdramas.” Crisp develops and distributes professionally produced, high-quality short-form series through the Crisp platform as well as through third-party digital distribution partners worldwide.

Incorporated in Delaware in 1986, the Company was originally engaged in the sale of automated luminometer and an accompanying reagent system that measures raw material for microbiological contamination. The Company then discontinued such operations in 1996 and began developing technology that achieved molecular separation with innovative applications of electrostatics. The Company ultimately abandoned these endeavors and underwent various shifts in its business operations. In 2021, the Company pivoted into the blockchain technology and digital asset business and, in 2022, the Company changed its corporate name to OpenLocker Holdings, Inc. On July 11, 2025, the Company entered into a Stock Purchase Agreement with Crisp Momentum Inc. and Digital Knight S.á.r.l, pursuant to which the Company purchased all outstanding shares of Crisp Momentum Inc.’s capital stock. Following consummation of such transaction on August 28, 2025, the Company changed its name to Crisp Momentum Inc.

Business Overview

Crisp is among the first western companies building a commercial microdrama platform with active recurring revenue, supported by a growing global user base and an emerging catalogue of proprietary, franchise-ready intellectual property. The Company employs a diversified monetization model that includes subscriptions, advertising, merchandising, branded entertainment, product placement, and fan-service offerings.

Crisp’s long-term strategy is to build a global library of premium short-form IP across multiple genres and capture a meaningful share of the rapidly expanding global microdrama market.

Principal Products and Services

Crisp offers a suite of content and digital media services centered on short-form scripted video entertainment:

The Crisp Platform

A proprietary mobile-first streaming platform delivering short-form scripted video content across a broad array of genres worldwide. The platform supports:

●	subscription-based access;

●	advertising-based viewing;

●	in-app purchases; and

●	fan-service engagement and ancillary content.

Content Production & IP Development

Crisp produces and acquires short-form scripted video series (typically 1–2 minute episodes released in multi-episode arcs). Content is designed for franchise expansion through sequels, spin-offs, merchandise, licensing, and cross-media adaptations.

Monetization Services

Crisp’s revenue streams include, among other things:

●	subscription fees;

●	advertising revenue;

●	brand integrations and product placement;

●	merchandising and collectibles;

●	licensing arrangements with domestic and international platforms; and

●	fan-service enhancements and premium content sales.

Distribution and Licensing

Crisp distributes its owned content through:

●	the Crisp platform;

●	major international app stores;

●	global social and entertainment networks; and

●	third-party streaming, advertising, and over-the-top (“OTT”) partners.

Industry Overview and Market Opportunity

Microdramas (Duanju) represent one of the fastest-growing segments in global entertainment. Originating in China as mobile-first bingeable scripted content, microdramas have expanded internationally, capturing strong user engagement and high lifetime value (LTV) dynamics.

Key industry trends include:

1.	China’s microdrama market is approximately $6.9 billion with 400 million daily active users.

2.	The global microdrama market is projected to grow from $2 billion in 2024 to $10 billion by 2028, driven by mobile-native consumption and short-viewing formats.

3.	Western markets remain significantly underserved, with most production capacity concentrated in China and a limited number of western-produced titles.

4.	Unit economics support scalable global expansion, with disciplined production cycles, fast content testing, and strong returns for successful titles.

Crisp aims to become a leading western-based developer and curator of microdrama IP while expanding internationally through partnerships, localized production, and diversified monetization.

Competitive Advantage

Crisp’s competitive strengths include:

1.	Western First-Mover Advantage: Crisp is one of the first western media companies with a dedicated microdrama platform showing early commercial traction.

2.	Genre-Diversified Content Strategy: Unlike many microdrama competitors that concentrate on romance content, Crisp develops and acquires content across a wide array of genres, including thriller, sci-fi, horror, comedy, animation, and documentary-style formats.

3.	Scalable IP-Driven Model: Crisp designs content for repeatability and expansion—supporting multi-season arcs, sequels, merchandise, licensing, product placement, and brand integrations.

4.	Global Production and Distribution Partnerships: The Company collaborates with studios, creators, and distributors across Asia, Europe, and North America, enabling cost-efficient production and rapid market scaling.

5.	Multi-Revenue-Stream Monetization: A diversified revenue mix reduces dependence on any individual title, platform, or geography.

Tactical Objective:

To scale platform adoption, grow the catalogue of premium short-form content, expand global distribution partnerships, and strengthen recurring and diversified revenue streams.

Customers

Crisp serves a broad base of global mobile-first digital entertainment consumers who engage with microdramas through:

1.	subscription access on the Crisp platform;

2.	advertising-supported viewing;

3.	in-app purchases and premium fan-service features; and

4.	merchandise and brand-integrated content.

Crisp’s customer ecosystem also includes advertisers, media partners, content creators, and third-party platforms that help extend reach and revenue across key international markets.

Government Regulation

Crisp operates in multiple jurisdictions and is subject to a wide range of regulatory requirements, including:

Content and Media Compliance

Regulation of online video content varies by country and may require:

1.	OTT licensing;

2.	content age-rating and classification; and

3.	compliance with decency, cultural, or censorship standards.

Data Privacy and Cybersecurity

Crisp must comply with applicable privacy and data protection laws globally, including:

1.	U.S. federal and state privacy laws;

2.	General Data Protection Regulation (EU);

3.	Personal Data Protection Act (Singapore); and

4.	other regional digital privacy requirements.

Advertising and Consumer Protection Laws

Regulations governing subscription billing disclosures, recurring billing, cancellation rights, ad disclosures, and sponsored content apply in multiple jurisdictions.

Intellectual Property Laws

Crisp must protect proprietary content and ensure that all licensed or partner-provided content complies with copyright and distribution rights.

International Operational Risks

In certain countries, restrictions on digital content, data localization rules, content distribution bans, and changing regulatory frameworks may impact platform availability or require operational changes.

Crisp dedicates resources to monitoring and complying with these evolving regulatory, data, and content obligations.

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

Employees

As of January 14, 2026, we have no full-time employees. Renger van den Heuvel serves as our Chief Executive Officer and acting principal financial officer. The Company uses contractors on an as-needed basis to fulfill its staffing needs.

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

On July 11, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Crisp Momentum Inc., a Delaware corporation (the “Target”), and Digital Knight S.á.r.l., a Luxembourg company (the “Seller”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of the Target from the Seller in exchange for an aggregate of 35,600,000 shares of the Company’s common stock (the “Crisp Transaction”).

On August 28, 2025, following the consummation of the Crisp Transaction, the Company changed its name to “Crisp Momentum Inc.” and, effective August 28, 2025, the trading symbol for the Company’s common stock changed to “CRSF”.

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

On January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement by and between the Company and American Capital Ventures, an entity wholly owned by its CEO at the time, Howard Gostfrand (the “ACV Agreement”). Pursuant to the terms of the ACV Agreement, the Company exchanged 88,800,191 shares of our common stock owned by ACV for the issuance of 88,800 shares of Series A Preferred.

Also on January 13, 2022, the Company entered into and closed upon a Share Exchange Agreement by and between the Company and Leone Capital, an entity wholly owned by our President, Laura Anthony (the “Leone Agreement”). Pursuant to the terms of the Leone Agreement, the Company exchanged 88,800,191 shares of our common stock owned by Leone for the issuance of 88,800 shares of Series A Preferred.

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

2022 and 2023 Series A Subscription Agreements

On October 5, 2022, the Company entered into Subscription Agreements (the “Brian Klatsky Agreement”), dated October 5, 2022, by and between the Company and each of the following purchasers: Brian Klatsky, American Capital Ventures Inc. (ACV) and Leone Group LLC. Mr. Klatsky was a member of the Company’s Board of Directors, a significant stockholder of the Company and President of OpenLocker, Inc., a wholly owned operating subsidiary of the Company. Howard Gostfrand was Chief Executive Officer, Principal Financial Officer and director of the Company, and was President and founder of ACV. Laura Anthony, then President and Chairperson of the Company’s Board of Directors, was managing member of Leone. Pursuant to the terms of the Agreements, each of the purchasers agreed to purchase from the Company, and the Company agreed to sell to each purchaser, 3,000 (for an aggregate of 9,000 shares) shares of the Company’s Series A Preferred at a price of $0.66666666 per share, for a subscription price of $2,000.00 (for an aggregate of $6,000.00).

On June 20, 2023, the Company entered into a Subscription Agreement (the “Brian Klatsky Agreement”), dated June 20, 2023, by and between the Company and Brian Klatsky, a member of the Company’s Board of Directors, President of OpenLocker Inc., an operating company and wholly owned subsidiary of the Company, and a significant stockholder of the Company. Pursuant to the terms of the Brian Klatsky Agreement, Mr. Klatsky agreed to purchase from the Company, and the Company agreed to sell to Mr. Klatsky, 9,895 shares of the Company’s Series A Preferred at a price of $0.66666666 per share, for a total subscription price of $6,597. The Company sold such shares to Mr. Klatsky on June 20, 2023.

Also on June 20, 2023, the Company entered into a Subscription Agreement (the “Lauren Klatsky Agreement” and together with the Brian Klatsky Agreement, the “Agreements”), dated June 20, 2023, by and between the Company and Lauren Klatsky, Chief Operating Officer of OpenLocker Inc. Pursuant to the terms of the Lauren Klatsky Agreement, Ms. Klatsky agreed to purchase from the Company, and the Company agreed to sell to Ms. Klatsky, 4,000 shares of the Company’s Series A Preferred at a price of $0.66666666 per share, for a total subscription price of $2,667. The Company sold such shares to Ms. Klatsky on June 20, 2023.

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

On March 26, 2025, the Company issued a total of 58,415,000 shares of common stock pursuant to the conversion of shares of Series A Preferred. After giving effect to such conversions and issuances, the Company had no remaining shares of Series A Preferred outstanding.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to Our Business and Industry

●	We are an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

●	In the past, our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

●	We may suffer from lack of availability of additional funds.

●	We may be unable to scale our operations successfully.

●	The requirements of remaining a public company may strain our resources and distract management, which could make it difficult to manage our business.

●	We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm its operating results, dilute its stockholders’ ownership, increase its debt or cause it to incur significant expense.

●	Our financial results fluctuate and may be difficult to forecast, and this may cause a decline in the trading price of our stock.

●	Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.

●	Failure to adequately protect our intellectual property rights or defend against third-party claims could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Content, Product Development and Technology

●	If we fail to correctly anticipate user preferences or develop new content that resonates with users, our growth and monetization strategies may not succeed.

●	The short-form content market is highly dynamic, with rapidly evolving user tastes and intense competition.

●	If user data declines, if algorithms fail to evolve, or if new analytical technologies outpace our capabilities, our operating performance may be significantly harmed.

●	Our reliance on third-party digital distribution platforms exposes us to significant risks.

Risks Related to Our Common Stock

●	Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

●	Our common stock constitutes restricted securities and is subject to limited transferability.

●	Our common stock price may decrease due to factors beyond our control.

●	Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

●	The market price for our common stock is particularly volatile, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

●	We do not intend to pay dividends for the foreseeable future.

Risks Related to Our Business and Industry

The transition from our historical business to a new short-form digital entertainment platform involves substantial risk and uncertainty.

Historically, the Company operated under the name “OpenLocker Holdings Inc.” and focused on athlete-driven digital collectibles, sports marketing solutions, and related merchandising technologies. Following a change of control in 2024–2025, the Company transitioned exclusively into the production, distribution, and monetization of short-video dramas through mobile applications and digital streaming platforms.

Entering a new industry presents numerous risks, including lack of historical operating data, the need for new technical expertise, competition against well-established global streaming platforms, and challenges in brand recognition. There is no guarantee that our new business model will succeed or that we will generate revenue sufficient to offset the costs of developing or acquiring short-form video content.

If we fail to attract, grow, and retain an active user base, our business and operating results will be materially harmed.

Our ability to generate revenue depends heavily on our ability to attract active users globally and convert them into paying subscribers or advertising-supported viewers. Users may discontinue use of our service for many reasons, including dissatisfaction with content, competing entertainment options, economic pressure to reduce discretionary spending, or pricing adjustments. If we cannot produce or acquire compelling short-form dramas that appeal to diverse audiences, or if competitors offer better content or lower pricing, our growth prospects will be negatively impacted.

If we fail to correctly anticipate user preferences or develop new content that resonates with users, our growth and monetization strategies may not succeed.

The short-form content market is highly dynamic, with rapidly evolving user tastes and intense competition. If our short dramas fail to engage users or if we cannot generate a pipeline of new, high-quality content, user engagement may decline, adversely affecting subscription and advertising revenue.

Our technology infrastructure may fail to support effective monetization.

We depend on data analytics, recommendation systems, and user-behavior insights to create relevant content and drive revenue. If user data declines, if algorithms fail to evolve, or if new analytical technologies outpace our capabilities, our operating performance may be significantly harmed.

Since our inception, we have experienced losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Since the original incorporation of the Company, we have experienced operating losses. We have also experienced operating losses and in the last several years, prior to the acquisition of Crisp Momentum, Inc., have had no revenues. Our cash flow may be inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our products and services and continue growing our existing operations and our ability to raise funds as needed. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

In the past, our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

In the past, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. We had a loss from operations of $7,993,447 for the fiscal year ended July 31, 2025. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management intends to raise additional funds by way of public or private offerings. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for our Company to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect or the timeframe in which it may occur. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

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

As part of our growth strategy we may seek to make acquisitions. To acquire qualified companies, we are likely to face competition from companies that have substantially greater financial, technological, managerial and research and development resources and experience than we have. In addition, if we are successful in closing an acquisition of one or more target companies, these acquired companies are likely to face competition for their service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we have. If we are unable to compete successfully, we may be unable to grow, sustain our revenue or be successful in achieving our business plan.

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

We are subject to risks associated with doing business in foreign jurisdictions.

We may conduct business or pursue opportunities in foreign jurisdictions. Economic, political and other risks associated with foreign operations could adversely affect our financial results. To the extent we derive, or in the future may derive, revenues and earnings from operations in foreign countries, we may be subject to risks associated with doing business internationally. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, geopolitical conditions, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws or regulations.

In addition, global and regional economic conditions, geopolitical instability, and the volatility of worldwide capital and credit markets may adversely affect foreign customers, suppliers, counterparties and markets. These factors could result in decreased demand in our foreign operations or limit our ability to expand internationally, and could have significant negative impacts on our business, financial condition and results of operations.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management. We do not have employment agreements with these individuals, and they could terminate their employment with us at any time. As a result, these officers may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our Company, we may lose a significant number of relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

Failure to adequately protect our intellectual property rights or defend against third-party claims could materially and adversely affect our business, financial condition and results of operations.

Our ability to compete effectively depends in large part on our proprietary technologies and intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how and contractual protections, including confidentiality and invention assignment agreements, to safeguard our proprietary rights. Despite these efforts, there is no assurance that our intellectual property portfolio will be able to prevent third parties from copying or otherwise obtaining and using our technology, or that our rights will not be challenged, narrowed, invalidated or circumvented.

Intellectual property protection is particularly difficult to enforce in certain jurisdictions where legal systems may not offer the same degree of protection as the United States. We may be unable to prevent unauthorized use of our technology, especially internationally, and may be limited in our ability to assert our rights due to jurisdictional barriers, enforcement limitations, or the cost and complexity of international litigation.

In addition, confidentiality agreements with our employees, contractors, consultants, advisors and third-party providers may be breached, and we may not have adequate remedies in the event of such breaches. Moreover, others may independently develop technologies or solutions that are substantially equivalent to, or derived from, ours, without violating our proprietary rights.

We may also be subject to disputes with collaborators, contractors or other third parties over ownership or licensing of intellectual property developed through joint efforts, which could result in costly and time-consuming litigation or delays in research, development or commercialization. Any such dispute, even if resolved in our favor, could divert significant management attention and financial resources.

Additionally, we may in the future become, involved in legal proceedings relating to alleged infringement of third-party intellectual property rights. Intellectual property litigation is inherently uncertain, expensive and disruptive to our business operations. Adverse outcomes in such proceedings could require us to:

●	pay significant monetary damages or royalties;
●	cease the manufacture, use, marketing or sale of products or services found to infringe;
●	obtain licenses to third-party intellectual property, which may not be available on commercially reasonable terms, or at all; or
●	redesign our products or services to avoid infringement, which could require substantial time and expense.

If we are unable to obtain necessary licenses, successfully defend against infringement claims or protect our own intellectual property rights, our ability to develop, commercialize and sell our products could be materially limited, and our financial condition and operating results could be materially and adversely affected.

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

Any inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.

Artificial intelligence could disrupt certain aspects of our business. Some of our third-party vendors already or may incorporate artificial intelligence technologies, including machine learning, into their services. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our services or be beneficial to our business, including our efficiency or profitability.

Artificial intelligence technologies are also subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Such laws and regulations may present a variety of compliance risks. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to adapt and effectively incorporate potential advantages of artificial intelligence in our business, it may negatively impact our ability to compete. If we are not able to effectively manage the risks of artificial intelligence, we may suffer harm to our results of operations and reputation.

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

We intend to develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

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

Item 2. Properties

Our principal executive offices are located at 250 Park Avenue, 7th Floor, New York, NY. We believe that these offices are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Since August 28, 2025, our common stock has traded on the OTCID tier of the OTC Market Group LLC’s Marketplace under the symbol “CRSF.” Prior to August 2025, our common stock traded under the symbol “OLKR.” Prior to October 2022, our common stock traded under the symbol “DSRO.” Prior to April 2022, our common stock traded under the symbol “WTCG.”

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

	Common Stock (1)
	Low	High
Fiscal 2024
First Quarter (August 1, 2023 to October 31, 2023)	$0.2000	$0.3906
Second Quarter (November 1, 2023 to January 31, 2024)	$0.1100	$0.2699
Third Quarter (February 1, 2024 to April 30, 2024)	$0.1040	$0.3825
Fourth Quarter (May 1, 2024 to July 31, 2024)	$0.1061	$0.2900

Fiscal 2025
First Quarter (August 1, 2024 to October 31, 2024)	$0.1000	$0.2390
Second Quarter (November 1, 2024 to January 31, 2025)	$0.0760	$0.1899
Third Quarter (February 1, 2025 to April 30, 2025)	$0.1300	$0.3840
Fourth Quarter (May 1, 2025 to July 31, 2025)	$0.0700	$0.2470

On January 14, 2026, the closing price of our common stock was $0.1237. As of January 14, 2026, we had 2,049,621,210 shares of common stock issued and outstanding.

Holders

As of January 14, 2026, there were approximately 534 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Crisp Momentum Inc. and its consolidated subsidiaries (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Revenues

During the fiscal years ended July 31, 2025 and 2024, we generated revenues of $262 and $35,676, respectively. The lack of revenue was a result of an inability to execute on any business due to limited capital and management resources as well as a change in operations going forward.

Operating Expenses

Operating expenses for the fiscal years ended July 31, 2025 and 2024 were $7,993,709 and $738,580, respectively. The increase in expenses was due primarily to the impairment of assets acquired during the year.

Loss from Operations

Loss from operations for the fiscal years ended July 31, 2025 and 2024 was $7,993,447 and $704,412, respectively. The increase in loss from operations was due primarily to the impairment of assets acquired during the year.

Net Loss

Net loss for the fiscal years ended July 31, 2025 and 2024 was $8,085,574 and $778,196, respectively. The increase in net loss was due primarily to the impairment of assets acquired during the year.

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

Liquidity and Capital Resources

As of July 31, 2025, we had $305,120 in cash, $0 in accounts receivable, and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the fiscal years ended July 31, 2025 and 2024:

	Fiscal Year Ended July 31,
	2025	2024
Net Cash used in operating activities	$(422,410)	$(340,769)
Net cash provided by investing activities	34,260	-
Net cash provided by financing activities	688,500	330,000
Net increase (decrease) in cash	300,350	(10,769)
Cash, beginning of year	4,770	15,539
Cash, end of year	$305,120	$4,770

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

Critical Accounting Policies and Estimates

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

At July 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At July 31, 2025 and 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the years ended July 31, 2025 and 2024, the Company expensed $0 and $82,468, respectively, in marketing and advertising costs.

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

The Company previously generated revenue from two main sources, (1) collectibles, and (2) sponsorship revenues.

Collectibles

All payments are received from third-party payment processing providers. The Company received payments from sales on its primary marketplace (Shopify site) as well as two other sources. Each of these sources of payment relate to the completion of a single performance obligation completed at a point in time, which occurs upon the transfer of a digital access pass and where no further performance obligations are required. At the point of sale, the Company granted all rights in the intellectual property to the customer.

Payments from customers (all paid in cash) were historically received as follows:

●	Shopify payouts from credit/debit cards transactions typically occurred 2-3 days after date of sale; and
●	PayPal payments were received same day

Shipping fees collected from customers for physical collectibles were included with revenues received from Shopify payouts. Prior to the product shipping, any amounts received in advance are accounted for as contract liabilities (deferred revenue).

The Company controlled the collectibles via digital access pass prior to a sale and acts as the principal in these transactions.

Sponsorships

The Company previously generated revenues from sponsorship arrangements, in which the customer sponsors an athlete, event or sports team. In exchange for the sponsorship, the customer receives specified brand recognition and other benefits over a set period of time and will recognize revenue on a straight-line basis over the time period specified in the contract. Related performance obligations for sponsorship arrangements are recognized ratably over this period of time.

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, but unpaid sponsorship revenue is included in accounts receivable on the consolidated balance sheets.

At July 31, 2025 and 2024, the Company had contract liabilities of $0 and $0, respectively.

For the year ended July 31, 2025, the Company recognized $0 of sponsorship revenues.

For the year ended July 31, 2024, the Company recognized $25,050, of sponsorship revenues from three customers.

Segment Reporting

Effective for the fiscal year ended July 31, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has determined the Company to have one operating segment.

The Company has one operating segment – Collectibles. The Collectibles segment comprises the sale of collectibles to consumers and had $0 and $0 of total assets at July 31, 2025 and 2024. Unallocated assets held at the corporate level totaled $305,120 and $4,770 at July 31, 2025 and 2024 and 2023, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate
	Overhead	Collectibles
Segment Revenue
Sales of collectibles	$-	$262
Total Segment Revenue	-	262

Cost of Revenue	-	-

Gross Profit	-	262

Operating Expenses
Impairment of intangible assets	7,346,940	-
General and administrative	646,759	10
Segment Operating Expenses	7,993,699	10

Segment Profit (Loss)	$(7,993,699)	$252

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended July 31, 2025 and 2024, respectively.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At July 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

We may have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and the lease component, if accounted for separately, would be classified as an operating lease.

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

For the years ended July 31, 2025 and 2024, the Company expensed $0 and $19,310, respectively, in software development costs.

Loss Contingencies

From time to time the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the consolidated balance sheet.

Goodwill and Impairment

In financial reporting, goodwill is not amortized but is tested for impairment annually (each July 31) or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

There were no goodwill impairment losses recorded during the years ended July 31, 2025 and 2024, respectively.

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

There were no impairments recorded during the year ended July 31, 2025 and 2024, respectively.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal Year Ended July 31, 2025

During the year ended July 31, 2025, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $7,346,940 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations.

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the year ended July 31, 2024.

Long-lived Assets

Long-lived assets such as fixed assets and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the years ended July 31, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	July 31, 2025	July 31, 2024
Series A, convertible stock (1 to 1,000 into common stock)	-	58,415,000
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	1,425,000	1,425,000
Total common stock equivalents	3,767,539	62,182,539

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. We recently adopted and retroactively applied ASU 2023-07, “Segment Reporting.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 9, 2025, Hudgens CPA, PLLC (“Hudgens”) resigned as the Company’s independent registered public accounting firm. Hudgens’ reports on the Company’s financial statements for the fiscal years ended July 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended July 31, 2024 and 2023, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Hudgens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

Hudgens furnished to the Company a letter addressed to the SEC, dated October 3, 2025, stating that it agrees with the statements made above, which letter was filed as an exhibit to the Company’s Form 8-K filing on October 10, 2025.

On September 23, 2025, the Company appointed M&K CPAs, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2025 and entered into an engagement letter with M&K. During the fiscal years ended July 31, 2024 and 2023, and through the effective date of M&K’s engagement, neither the Company nor anyone acting on its behalf consulted M&K regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and M&K did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of July 31, 2025, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Renger van den Heuvel	61	Chief Executive Officer and Director (acting principal financial officer)
Chi Kong (Adrian) Cheng	46	Chairman of the Board and Director
Clive Ng	63	Director

Renger van den Heuvel. Renger van den Heuvel, age 61, has served as the Chief Executive Officer of the Company since April 2025. Mr. van den Heuvel previously served as Chief Strategist of Jakota Capital AG, an investment services and advisory firm headquartered in Zurich, from January 2025 until April 2025. From May 2024 to January 2025, Mr. van den Heuvel served as Chief Executive Officer and a member of the Board of Directors of Youngtimers AG, a private equity firm specializing in small and mid-cap public companies, turnaround, roll-up strategies and special situations. Since September 2021, Mr. van den Heuvel has also served as the Chief Executive Officer of Van + Van GmbH, an event and project management company. From January 2021 to September 2023, Mr. van den Heuvel served as the Chief Executive Officer and Managing Director of Spark Art GmbH, an international art fair. From February 2020 to November 2022, Mr. van den Heuvel served as the Chief Operating Officer at Blockchain.art, a blockchain-supported marketplace and e-commerce solution for galleries, museums and artists. Mr. van den Heuvel graduated from Radboud University of Nijmegen in 1989 with a Master’s in Dutch Law.

Adrian Cheng. Dr. Adrian Cheng, age 46, is the Founder and Executive Chairman of ALMAD Group, a Hong Kong-based private equity firm, since September 2025. Since 2008, he has served as Founder and Chairman of K11, a cultural commerce model that seamlessly integrates art, design, and retail. Dr. Cheng earned a bachelor’s degree from Harvard University.

Dr. Cheng has led a journey of business innovation with remarkable track records across industries. Founding K11 in 2008, he pioneered the world’s first. He also stands at the forefront of innovation by providing early-stage funding to empower tech start-ups, helping them design novel solutions and achieve commercial success.

As a community leader, Dr. Cheng is committed to Creating Shared Value with society and founded The WEMP Foundation, which supports children’s mental well-being. Widely recognized for his multi-sectoral leadership, Dr. Cheng has been appointed to influential public positions in Hong Kong and beyond.

Through his vision and investment, Dr. Cheng will bring decades of international leadership experience and a deep understanding of digital ecosystems to guide Crisp Momentum Inc.’s global growth and brand strategy.

Clive Ng. Clive Ng, age 63, brings over 35 years of strategic and management experience in Asian markets. Since January 2017, Mr. Ng has served as the co-founding Partner of C Capital, a private markets platform focused on Asia Pacific-centric investments. Since January 2020, Mr. Ng has served as a member of the Board of Highlight Event and Entertainment AG, a Switzerland-based holding company focusing on event marketing,

Mr. Ng’s experience includes securing joint venture partnerships between Pacific Media (LSE: PCM) and United Artists Theatres (renamed Regal Entertainment Group (NYSE: RGC)) and Television Broadcasts (TVB) of Hong Kong. He was Co-CEO of United International Asia Holdings, a partnership between United International Holdings Inc. (UIH) (since renamed Liberty Global, NASDAQ: LBTYA) and his family, a US cable company, to enter the Asian market. He also was the CEO of Pacific Media PLC (LSE: PCM) a home shopping company and initiated the purchase of TV Media from H&Q Asia Pacific and built the company to over US$450 mm in market capitalization.

Mr. Ng has many years of experience with internet start-ups and e-commerce companies in Asia. He was Chairman and founder of Asiacontent, (NASDAQ:IASIA), one of the first Asian internet companies to list in the US that was the joint venture partner of NBCi, MTVi, C-NET, CBS Sportsline and DoubleClick in Asia. He is also a founding shareholder of MTV Japan, with H&Q Asia Pacific and MTV Networks (a division of Viacom Inc.). He was Chairman of China Broadband Limited (since renamed to You On Demand (NASDAQ: YOD)) from 2007 – 2010 and Chairman of China Cablecom Limited (CABL) from 2008 to 2012. He served as a Senior Advisor to Warner Music Group Inc. (NYSE: WMG).

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Item 11. Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended July 31, 2024 and 2025 for:

●	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended July 31, 2025, and

●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at July 31, 2025.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Renger van den Heuvel,(1)	7/31/2025	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Director (acting principal financial officer) of the Company	7/31/2024	$—	$—	$—	$—	$—	$—

Adrian Cheng,(2)	7/31/2025	$—	$—	$—	$—	$—	$—
Chairman of the Board and Director of the Company	7/31/2024	$—	$—	$—	$—	$—	$—

Clive Ng,(3)	7/31/2025	$—	$—	$—	$—	$—	$—
Director of the Company	7/31/2024	$—	$—	$—	$—	$—	$—

Howard Gostfrand,(4)	7/31/2025	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Principal Financial Officer of OpenLocker Holdings, Inc.	7/31/2024	$—	$—	$—	$—	$—	$—

Laura Anthony,(5)	7/31/2025	$—	$—	$—	$—	$—	$—
President of OpenLocker Holdings, Inc.	7/31/2024	$—	$—	$—	$—	$—	$—

Brian Klatsky,(6)	7/31/2025	$—	$—	$—	$—	$—	$—
President of OpenLocker Inc.	7/31/2024	$—	$—	$—	$—	$—	$—

(1). Mr. van den Heuvel was appointed Chief Executive Officer and a member of the Board of the Company effective April 9, 2025.

(2). Dr. Cheng was appointed Chairman of the Board and a member of the Board of the Company effective October 3, 2025.

(3). Mr. Ng was appointed as a member of the Board of the Company effective July 11, 2025.

(4). Mr. Gostfrand resigned as Chief Executive Officer and Principal Financial Officer of OpenLocker Holdings, Inc. effective April 9, 2025.

(5). Ms. Anthony resigned as President of OpenLocker Holdings, Inc. effective April 9, 2025.

(6). Mr. Klatsky resigned as President of OpenLocker, Inc. effective April 9, 2025.

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2025, there were no outstanding options, warrants or equity awards held by the Company’s executive officers.

Compensation Plans

As of July 31, 2025, the Company did not maintain any equity compensation plans or other formal compensation plans pursuant to which equity securities were reserved for issuance as options, restricted stock or similar incentive compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of January 14, 2026 by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (2)
Directors and Executive Officers:
Renger van den Heuvel (3)	24,617,290	1.20%
Adrian Cheng (4)	500,000,000	24.39%
Clive Ng	—	*
All directors and officers as a group (3 persons)	524,617,290	25.59%

5% Stockholders:
SERES Investments S.à r.l., SPF	300,000,000	14.64%
Jakota Capital (Holdings) Ltd.	300,000,000	14.64%
Jakota Capital AG	238,560,284	11.64%
STOCKACCESS SP INC.	200,000,000	9.76%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 2,049,621,210 shares of the Company’s common stock issued and outstanding as of January 14, 2026.

(3)	Shares directly beneficially owned by Van + Van GmbH. Mr. van den Heuvel, as the owner and Chief Executive Officer of Van + Van GmbH, may be deemed to beneficially own the 24,617,290 shares of common stock beneficially owned by Van + Van GmbH.

(4)	Shares directly beneficially owned by Aurion Prime Holdings Limited (“Aurion”). Dr. Cheng, as the ultimate beneficial owner of Aurion, may be deemed to beneficially own the 500,000,000 shares of common stock beneficially owned by Aurion.

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

On April 9, 2025, the Company entered into a Stock Purchase Agreement (the “April Purchase Agreement”) with the five purchasers signatory thereto (collectively, the “April Buyers”), pursuant to which the Company agreed to issue and sell to the April Buyers a total of 426,501,851 shares of common stock (the “April Shares”) for a total purchase price of $400,000 (the “April Transaction”). The April Shares issued to the April Buyers pursuant to the April Purchase Agreement constituted 80% of the shares of common stock of the Company outstanding on a fully diluted basis immediately following the closing. As a condition to closing, the parties agreed that all persons who were holders of 5% or more of the Company’s common stock immediately prior the closing must enter into a lock-up agreement with the Company, pursuant to which such persons agreed that they will not sell or transfer (subject to certain customary exceptions) any shares of the Company’s common stock for a period of 12 months following the closing.

On June 27, 2025, the Company entered into a Stock Purchase Agreement (the “June Purchase Agreement”) with Jakota Games and Reels SAS, a French simplified joint stock company (the “June Buyer”), pursuant to which the Company agreed to issue and sell to the June Buyer a total of 484,661,435 shares of common stock (the “June Shares”) for a total purchase price of $500,000 (the “June Transaction”). The June Shares issued to the June Buyer pursuant to the June Purchase Agreement constitute approximately 43.8% of the shares of common stock of the Company outstanding on a fully diluted basis immediately following the closing. As a condition to closing, the parties agreed that the June Buyer must enter into a lock-up agreement with the Company, pursuant to which the June Buyer agreed that it will not sell or transfer (subject to certain customary exceptions) any shares of the Company’s common stock for a period of 12 months following the closing.

On September 5, 2025, the Company entered into a Stock Purchase Agreement (the “September Purchase Agreement”) with Jakota Capital AG, a company incorporated under the laws of Switzerland (the “September Buyer”), pursuant to which the Company agreed to issue and sell to the September Buyer a total of 1,000,000,000 shares of common stock (the “September Shares”) for a total purchase price of $6,000,000 (the “September Transaction”). Pursuant to the terms and conditions of the September Purchase Agreement, at the closing, the Company received (i) $3,000,000 of the purchase price in cash and (ii) a promissory note issued by the September Buyer in the amount of $3,000,000 (the “September Note”). The September Note accrues interest at 0.1% per annum and matures on the earlier of 90 days from the closing date or such earlier date as the September Note may be accelerated pursuant to the event of default provisions set forth therein. If the September Buyer does not repay the September Note by its maturity date, the Company will have the right to redeem a portion of the September Shares issued in the September Transaction, equal in value to the unpaid balance of the September Note, for a total redemption price of $1.00. Prior to the September Transaction closing, the September Buyer owned approximately 22.65% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. The September Shares issued to the September Buyer pursuant to the September Purchase Agreement constituted approximately 48.70% of the shares of common stock of the Company outstanding on a fully diluted basis immediately following the closing, increasing the September Buyer’s total ownership to 60.32% at that time.

Item 14. Principal Accountant Fees and Services

On August 9, 2025, Hudgens CPA, PLLC (“Hudgens”) resigned as the Company’s independent registered public accounting firm. On September 23, 2025, the Company appointed M&K CPAs, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2025 and entered into an engagement letter with M&K. Our Board of Directors has determined that the services provided by M&K are compatible with maintaining the independence of the auditor as our independent registered public accounting firm.

Audit Fees include professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”);

Audit Related Fees include assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);

Tax Fees include tax compliance, advice, and planning (“Tax Fees”); and

Other Fees include other products or services provided (“Other Fees”).

Aggregate fees billed by Hudgens, an independent registered public accounting firm, during the fiscal years ended July 31, 2024 and 2025 were as follows:

	Fiscal Year Ended July 31,
	2025	2024
Audit Fees	$34,500	$40,000
Audit Related Fees (1)	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$34,500	$40,000

There were no fees billed by M&K during the fiscal year ended July 31, 2025.

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

(3)	Exhibits

Exhibit No.	Document
2.1	Share Exchange Agreement dated June 15, 2021 by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
2.2	Amendment and Acknowledgement Pursuant to Share Exchange Agreement by and between the Company, KryptoBank Co., the KryptoBank Shareholders, and Aleksandr Rubin as the representative of the KryptoBank Stockholders (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on December 18, 2020).
3.2	Certificate of Withdrawal for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.3	Certificate of Withdrawal for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
3.4	Amended and Rested Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the SEC on February 4, 2021).
3.5	Certificate of Designations of Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
3.6	Certificate of Amendment to Certificate of Incorporation, dated December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2022).
3.7	Certificate of Amendment to Certificate of Incorporation, dated August 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2024).
10.2	Securities Exchange Agreement dated July 13, 2021 between W Technologies, Inc. and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021).
10.3	Redemption Agreement dated as of November 18, 2021 by and between the registrant, Balance Labs, Inc., Lyons Capital, LLC, Jessica Beren, 2018 Investor Trust, Aros, LLC, Rachel Jacobs and Avon Road Associates, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.4	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Mid Atlantic Capital Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.5	Subscription Agreement dated as of November 18, 2021 by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.6	Subscription Agreement dated as of November 18, 2021 by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.7	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).

Exhibit No.	Document
10.8	Share Exchange Agreement, dated as of January 13, 2022, by and between the registrant and Leone Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.9	Form of Redemption Agreement (Common Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.10	Form of Redemption Agreement (Series A Preferred Stock) dated as of February 18, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).
10.11	Share Exchange Agreement, dated as of May 23, 2022, by and among Descrypto Holdings, Inc., OpenLocker Inc., the stockholders of OpenLocker Inc. party thereto and Brian Klatsky as the stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022).
10.12	Form of Subscription Agreement (Series A Preferred Stock) dated as of October 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).
10.13	Subscription Agreement, dated as of June 16, 2022, by and between Brian Klatsky and the registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.14	Subscription Agreement, dated as of June 16, 2022, by and between Lauren Klatsky and the registrant. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.15	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.16	Form of Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.17	Stock Purchase Agreement, dated as of April 9, 2025, by and between OpenLocker Holdings, Inc. and Jakota Capital AG, et al (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025).
10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025).
10.19	Stock Purchase Agreement, dated as of June 27, 2025, by and between OpenLocker Holdings, Inc. and Jakota Games and Reels SAS (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.20	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.21	Stock Purchase Agreement, dated as of July 11, 2025, by and between OpenLocker Holdings, Inc., Crisp Momentum Inc. and Digital Knight S.á.r.l.( incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2025).
10.22	Management Agreement, dated as of July 15, 2025, between the Company and Van + Van Gmbh. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2025).
10.23	Stock Purchase Agreement, dated as of September 5, 2025, by and between Crisp Momentum Inc. and Jakota Capital AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.24	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.25	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.26	Convertible Note Agreement, dated as of September 17, 2025, by and between Crisp Momentum Inc., Banji Step K.K and Motoko Yorozu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2025).
10.27	Asset Purchase Agreement, dated as of November 14, 2025, by and between Banji Step K.K. and Crisp Momentum Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.28	Asset Purchase Agreement, dated as of November 14, 2025, by and between Banji Step K.K. and Crisp Momentum Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.29	Share Purchase Agreement, dated as of November 14, 2025, by and between Banji Step K.K. and Crisp Momentum Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2026

CRISP MOMENTUM, INC.

By:	/s/ Renger van den Heuvel
Name:	Renger van den Heuvel
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Renger van den Heuvel	Chief Executive Officer and Director	January 28, 2026
Renger van den Heuvel	(acting principal financial officer)

/s/ Adrian Cheng	Chairman of the Board and Director	January 28, 2026
Adrian Cheng

/s/ Clive Ng	Director	January 28, 2026
Clive Ng

Crisp Momentum, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crisp Momentum Inc. and Affiliates

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Crisp Momentum Inc. and Affiliates (the Company) as of July 31, 2025, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statement of Crisp Momentum Inc. as of July 31, 2024 were audited by other auditors whose report dated November 27, 2024 and expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations and has a significant accumulated, stockholders’, and working capital deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

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

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations and has a significant accumulated, stockholders’, and working capital deficit.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025.

The Woodlands, TX

January 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crisp Momentum, Inc. (formerly OpenLocker Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crisp Momentum, Inc. (the Company) (formerly OpenLocker Holdings, Inc.) as of July 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2021

Houston, Texas

Firm ID: 6849

November 27, 2024

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2025	2024
ASSETS
Current Assets
Cash	$305,120	$4,770
Total Current Assets	305,120	4,770

Total Assets	$305,120	$4,770

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$122,505	$155,519
Accounts payable and accrued expenses – related party	200	9,432
Investment payable	350,000	–
Notes payable – net	–	222,863
Notes payable – related party	31,000	80,000
Total Current Liabilities	503,705	467,814

Total Liabilities	503,705	467,814

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, convertible preferred stock, $0.0001 par value, 200,000 shares authorized, 0 and 58,415 shares issued and outstanding at July 31, 2025 and 2024, respectively.	–	5
Common Stock, $0.0001 par value; 10,000,000,000 shares authorized, 1,049,621,210 and 41,942,924 issued and outstanding, at July 31, 2025 and 2024.	104,962	4,194
Additional paid-in capital	18,694,310	10,445,040
Accumulated deficit	(18,997,857)	(10,912,283)
Total Stockholders’ Equity (Deficit)	(198,585)	(463,044)

Total Liabilities and Stockholders’ Equity (Deficit)	$305,120	$4,770

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2025	2024

Revenue
Collectibles	$262	$10,626
Sponsorships	–	25,050
Total Revenue	262	35,676

Cost of Revenue	–	1,508

Gross Profit	262	34,168

Operating Expenses
Software development	–	19,310
Impairment of intangible assets	7,346,940	–
General and administrative expenses	646,769	719,270
Total Operating Expenses	7,993,709	738,580

Loss from Operations	(7,993,447)	(704,412)

Other Income (Expense)
Amortization of debt discount	(27,137)	(39,753)
Loss on settlement of debt	(87,500)	–
Gain on debt extinguishment	59,636	–
Other income	1,000	–
Interest expense	(38,126)	(34,031)
Total Other Expense	(92,127)	(73,784)

Net Loss Before provision for Income Taxes	(8,085,574)	(778,196)

Provision for Income Taxes	–	–

NET LOSS	$(8,085,574)	(778,196)

Net Loss Per Share: Basic and Diluted	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	227,038,721	41,575,081

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended July 31, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Deficit ($)
Balance July 31, 2023	58,415	5	40,675,006	4,071	10,032,335	(10,134,087)	(97,676)

Stock issued as debt discount	–	–	325,000	33	66,857	–	66,890
Stock issued for services	–	–	942,918	90	262,265	–	262,355
Recognition of stock-based compensation	–	–	–	–	83,583	–	83,583
Net loss	–	–	–	–	–	(778,196)	(778,196)
Balance July 31, 2024	58,415	5	41,942,924	4,194	10,445,040	(10,912,283)	(463,044)

Stock issued for cash	–	–	427,001,851	42,700	407,300	–	450,000
Stock issued for cash – related party	–	–	484,661,435	48,466	451,534	–	500,000
Stock issued for asset acquisition	–	–	35,600,000	3,560	7,027,440	–	7,031,000
Stock issued for services	–	–	1,500,000	150	224,850	–	225,000
Stock issued for settlement of notes payable	–	–	500,000	50	124,950	–	125,000
Series A Preferred exchanged for common stock – related party	(58,415)	(5)	58,415,000	5,842	(5,837)	–	–
Gain on forgiveness of notes payable – related party	–	–	–	–	19,033	–	19,033
Net loss	–	–	–	–	–	(8,085,574)	(8,085,574)
Balance July 31, 2025	–	–	1,049,621,210	104,962	18,694,310	(18,997,857)	(198,585)

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(8,085,574)	$(778,196)
Adjustments to reconcile net loss to net cash used in operations
Amortization - website	–	2,901
Amortization of operating lease right-of-use asset - related party	–	278
Amortization of debt discount	27,137	39,753
Impairment of intangible assets	7,346,940	–
Gain on settlement of debt	(59,636)	–
Recognition of stock-based compensation	–	83,583
Stock issued for services	225,000	262,355
Loss on settlement of notes payable	87,500	–
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	–	8,000
Increase (decrease) in
Accounts payable and accrued expenses	26,622	41,673
Accounts payable and accrued expenses - related parties	9,601	9,432
Deferred revenue	–	(10,050)
Operating lease liability - related party	–	(498)
Net Cash Used In Operating Activities	(422,410)	(340,769)

Cash Flows From Investing Activities:
Cash acquired in asset acquisition	34,260	–
Net Provided By Investing Activities	34,260	–

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	–	250,000
Proceeds from issuance of notes payable - related party	31,000	80,000
Principal repayment of notes payable	(212,500)	–
Principal repayment of notes payable - related party	(80,000)	–
Stock issued for cash - common stock	450,000	–
Stock issued for cash - common stock - related party	500,000	–
Net Cash Provided by Financing Activities	688,500	330,000

Net Increase in Cash	300,350	(10,769)

Cash at Beginning of Year	4,770	15,539

Cash at End of Year	$305,120	$4,770

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion	$37,500	$–
Shares issued for conversion of preferred shares	$5,842	$–
Gain on forgiveness of accrued interest – related party	$19,033	$–

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND BUSINESS

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

On July 11, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Crisp Momentum Inc., a Delaware corporation (the “Target”), and Digital Knight S.á.r.l., a Luxembourg company (the “Seller”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of the Target from the Seller in exchange for an aggregate of 35,600,000 shares of the Company’s common stock (the “Crisp Transaction”).

On August 28, 2025, following the consummation of the Crisp Transaction, the Company changed its name to “Crisp Momentum Inc.” and, effective August 28, 2025, the trading symbol for the Company’s common stock changed to “CRSF”.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended July 31, 2025, the Company had:

●	Net loss of $8,085,574; and
●	Net cash used in operations of $422,410

Additionally, at July 31, 2025, the Company had:

●	Accumulated deficit of $18,997,857
●	Stockholders’ deficit of $198,585; and
●	Working capital deficit of $198,585

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $305,120 at July 31, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory fees.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended July 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

At July 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At July 31, 2025 and 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the years ended July 31, 2025 and 2024, the Company expensed $0 and $82,468, respectively, in marketing and advertising costs.

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

The Company generates revenue from two main sources, (1) collectibles, and (2) sponsorship revenues.

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

For the years ended July 31, 2025 and 2024, the Company recognized $262 and $10,626 of collectibles revenues respectively.

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

At July 31, 2025 and 2024, the Company had contract liabilities of $0 and $0, respectively.

For the year ended July 31, 2025, the Company recognized $0 of sponsorship revenues.

For the year ended July 31, 2024, the Company recognized $25,050, of sponsorship revenues from three customers.

Segment Reporting

Effective for the fiscal year ended July 31, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has determined the Company to have two operating segments.

The Company has one operating segments – Collectibles. The Collectibles segment comprises the sale of collectibles to consumers and had $0 and $0 of total assets at July 31, 2025 and 2024. Unallocated assets held at the corporate level totaled $305,120 and $4,770 at July 31, 2025 and 2024 and 2023, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate
	Overhead	Collectibles
Segment Revenue
Sales of collectibles	$-	$262
Total Segment Revenue	-	262

Cost of Revenue	-	-

Gross Profit	-	262

Operating Expenses
Impairment of intangible assets	7,346,940	-
General and administrative	646,759	10
Segment Operating Expenses	7,993,699	10

Segment Profit (Loss)	$(7,993,699)	$252

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended July 31, 2025 and 2024, respectively.

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At July 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

We may have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and the lease component, if accounted for separately, would be classified as an operating lease.

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

For the years ended July 31, 2025 and 2024, the Company expensed $0 and $19,310, respectively, in software development costs.

Loss Contingencies

From time to time the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the consolidated balance sheet.

Goodwill and Impairment

In financial reporting, goodwill is not amortized but is tested for impairment annually (each July 31) or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level.

The Company uses qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.

There were no goodwill impairment losses recorded during the years ended July 31, 2025 and 2024, respectively.

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

There were no impairments recorded during the year ended July 31, 2025 and 2024, respectively.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal Year Ended July 31, 2025

During the year ended July 31, 2025, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $7,346,940 was fully impaired and recorded as a component of other income (expense) in the consolidated statements of operations. See Note 7.

Fiscal Year Ended July 31, 2024

There were no impairment losses recorded during the year ended July 31, 2024.

Long-lived Assets

Long-lived assets such as fixed assets and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the years ended July 31, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	July 31, 2025	July 31, 2024
Series A, convertible stock (1 to 1,000 into common stock)	-	58,415,000
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	1,425,000	1,425,000
Total common stock equivalents	3,767,539	62,182,539

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. We recently adopted and retroactively applied ASU 2023-07, “Segment Reporting.”

NOTE 4 – NOTES PAYABLE

The following represents a summary of the Company’s notes payable at July 31, 2025 and 2024:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	July 31, 2025	July 31, 2024
August 2023	August 2024	10%	20%	Unsecured	$-	$150,000
November 2023	November 2024	10%	20%	Unsecured	-	50,000	[1]
December 2023	December 2024	10%	20%	Unsecured	-	25,000	[2]
April 2023	April 2024	10%	20%	Unsecured	-	25,000	[3]
					-	250,000
			Less unamortized discount		-	(27,137)
					$-	$222,863

1	- In connection with the issuance of this $50,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $21,890, based upon the quoted trading price ($0.2189/share) and is being amortized over the life of the note.

2	- In connection with the issuance of this $25,000 note, the Company also issued 125,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $25,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

3	- In connection with the issuance of this $25,000 note, the Company also issued 100,000 shares of common stock. The issuance of the common stock was considered a debt discount. The fair value of the common stock was $20,000, based upon the quoted trading price ($0.20/share) and is being amortized over the life of the note.

On April 9, 2025, the Company repaid $212,500 of the principal in settlement of the notes above. In connection with the settlement agreements, the holders agreed to forgive all interest accrued on the notes totaling $49,995. Also, in connection with the settlement of the notes, $37,500 in principal was converted into 500,000 shares of the Company’s of common stock. As the notes were not previously convertible, the Company evaluated the settlement for gain/loss and determined that there was a loss on settlement based on the quoted closing price on the date of settlement in the amount of $87,500 which is recorded as additional paid in capital.

 The Company had the following activity related to its notes payable during the year ended July 31, 2025:

Balance – July 31, 2024	$222,863
Proceeds	-
Principle repayments	(212,500)
Debt converted to common stock	(37,500)
Amortization of discount	27,137
Balance – July 31, 2025	$-

NOTE 5 – NOTES PAYABLE – RELATED PARTY

The following represents a summary of the Company’s notes payable – related parties at July 31, 2025 and 2024:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Related Party	Collateral	July 31, 2025	July 31, 2024
August 2023	August 2024	10%	20%	CEO/Director	Unsecured	$-	$40,000
August 2023	November 2024	10%	20%	President/Director	Unsecured	-	40,000
May 2025	May 2026	3%	3%	Major Shareholder	Unsecured	31,000	-
						$31,000	$80,000

The Company had the following activity related to its notes payable – related party during the year ended July 31, 2025:

Balance – July 31, 2024	$80,000
Proceeds	31,000
Principle repayments	(80,000)
Balance – July 31, 2025	$31,000

On April 9, 2025, the Company repaid $80,000 in settlement of certain notes payable due to related parties. As part of the settlement agreement, the holders of the notes payable due to related parties agreed to forgive all accrued interest in connection with these notes. As the forgiveness of the accrued interest was a related party transaction, the gain of $19,033 was recorded in additional-paid-in-capital.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company has two (2) classes of stock at July 31, 2025 and 2024:

Class A Common Stock

-	10,000,000,000 shares authorized

-	1,049,621,210 and 41,942,924 issued and outstanding, respectively

-	Par value - $0.0001

-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized

-	0 and 58,415 issued and outstanding, respectively

-	Par value - $0.0001

-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock (58,415,000 and 58,415,000 shares, respectively)

-	Voting on an if converted basis of 1,000 votes per share

-	Eligible for dividends/distributions if declared by the Board of Directors

-	Liquidation preference - none

Equity Transactions for the Year ended July 31, 2025

Stock Issued for Cash

On April 9, 2025, the Company issued and sold 426,501,851 common shares for $400,000 ($0.00094/share).

Stock Issued for Cash – Related Parties

On June 27, 2025, the Company issued and sold 484,661,435 shares of common stock for $500,000 ($0.001) to a major shareholder of the Company.

Settlement of Debt

On April 9, 2025, the Company issued 500,000 common shares to settle $37,500 ($0.075/share) of notes payable. The settlement included a loss on conversion in the amount of $87,500.

Stock Issued for Services

On November 13, 2024, the Company issued 1,500,000 shares of common stock for services rendered having a fair value of $225,000 ($0.15/share) based upon the quoted closing trading price.

Conversion of Preferred Stock to common stock

On March 26, 2025, the holders of the Series A Preferred elected to convert all of their shares, 58,415, to common stock. The convertibility feature of the preferred stock allows for 1,000 shares of common stock to be issued for each share of Series A Preferred. As a result, 58,415,000 shares of common stock were issued.

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

NOTE 7 – ASSET ACQUISITION

On July 11, 2025, the Company (the “Purchaser”) entered into a stock purchase agreement with Digital Knight Finance S.a.r.l., a Luxembourg company (the “Seller”), to purchase 100% of the outstanding shares of Crisp Momentum Inc, a Delaware corporation (“Crisp”) in exchange for 35,600,000 shares of common stock of the Purchaser. In addition, the seller has the opportunity to receive an Earn-Out Payment of shares of common stock up to a value of $6,000,000 for achieving certain revenue targets through December 31, 2027.

The Company evaluated the Crisp acquisition in accordance with guidance under ASC 805-10 and determined that Crisp did not meet the criteria of a business and therefore, the Share Purchase Agreement reflected an acquisition of assets rather than a business. As such, the Company has applied the guidance related to asset acquisitions (ASC 805-50) and valued the intellectual property at the value of the shares exchanged for the transaction, $7,031,000 (35,600,000 shares @ $0.1975/share) as well as the net liabilities assumed in the transaction of $315,940, for a total intellectual property value of $7,346,940.

However, during the year ended July 31, 2025, the Company determined that given various negative financial indicators (quantitative and qualitative), intangible assets (net of amortization) of $7,346,940 was fully impaired and recorded as a component of general and administrative expense in the consolidated statements of operations (see Note 3).

The Company evaluated the earn-out contingency in accordance with ASC 450 and determined that as of July 31, 2025, it is not probable that the threshold would be met requiring issuance of shares and therefore has not recorded a contingent liability in association with the earn-out.

NOTE 8 – INVESTMENT PAYABLE

In connection with the Crisp acquisition, the company acquired an investment agreement whereby the investor agreed to lend the Company up to $850,000 to aid in funding the development of certain art and media content. The agreement states the investment is to be repaid from the earnings at a rate of 110% of the funds invested. As of July, 31, 2025, the Company received $350,000 from the investor under the agreement for which the Company has recorded an investment payable.

NOTE 9 – STOCK OPTIONS

Stock option transactions for the years ended July 31, 2025 and 2024 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2023	2,342,539	$0.14	9.84	$479,539	$-
Exercisable - July 31, 2023	2,219,368	$0.14	9.84	$479,539	$-
Granted	-	$-	-	-	$-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2024	2,342,539	$0.49	8.98	$142,029	$-
Exercisable - July 31, 2024	2,342,539	$0.48	8.98	$142,029	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2025	2,342,539	$0.49	7.98	$93,949	$-
Exercisable - July 31, 2025	2,342,539	$0.49	7.98	$93,949	$-
Unvested - July 31, 2025	-	$-	-	$-	$-

NOTE 10 - WARRANTS

Warrant activity for the years ended July 31, 2025 and 2024 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2023	1,425,000	$1.00	4.66	$-
Exercisable - July 31, 2023	1,425,000	$1.00	4.66	$-
Granted	-	$-	-	$-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2025	1,425,000	$1.00	2.66	$-
Exercisable - July 31, 2025	1,425,000	$1.00	2.66	$-
Unvested - July 31, 2025	-	$-	-	$-

NOTE 11 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	July 31, 2025	July 31, 2024
Federal income tax benefit - 21%	$(1,698,000)	$(163,000)
State income tax - 3.52%	(285,000)	(27,000)
Non-deductible items	1,787,000	-
Subtotal	(196,000)	(190,000)
Change in valuation allowance	196,000	190,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2025 and 2024, respectively, are approximately as follows:

	July 31, 2025	July 31, 2024
Amortization of intangible asset	$81,000	$81,000
Amortization of ROU lease	1,000	1,000
Amortization of debt discount	7,000	-
Share based payments	440,000	385,000
Net operating loss carryforwards	580,000	446,000
Total deferred tax assets	1,109,000	913,000
Less: valuation allowance	(1,109,000)	(913,000)
Net deferred tax asset recorded	$-	$-

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

During the year ended July 31, 2025, the valuation allowance increased by approximately $196,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At July 31, 2025, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $1,109,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017, expire through 2037.

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

At July 31, 2025 and 2024, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation, the following material events have occurred that require further disclosure:

●	On September 5, 2025, subsequent to the fiscal year ended July 31, 2025, the Company issued 1,000,000,000 shares of its common stock to a third party for a total purchase price of $6,000,000 pursuant to a Stock Purchase Agreement.

