Form 10-Q
period 2025-10-31
Crisp Momentum Inc.
filed 2026-02-13
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of February 13, 2026, there were 2,049,621,210 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, forward-looking statements may include statements relating to:

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crisp Momentum, Inc. and Subsidiaries

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	October 31, 2025 (Unaudited)	July 31, 2025
ASSETS
Current Assets
Cash	$2,113,609	$305,120
Note receivable	2,900,000	–
Other receivable – related party	240,015	–
Total Current Assets	5,253,624	305,120
Intangible assets	370,508
Total Assets	$5,624,132	$305,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$99,866	$122,505
Accounts payable and accrued expenses – related party	432	200
Investment payable	400,000	350,000
Deferred revenue – related party	198,000	–
Notes payable – related party	31,000	31,000
Total Current Liabilities	729,298	503,705

Total Liabilities	729,298	503,705

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, convertible preferred stock, $0.0001 par value, 200,000 shares authorized, no shares are issued and outstanding at October 31, 2025 and July 31, 2025.	–	–
Common Stock, $0.0001 par value; 10,000,000,000 shares authorized, 2,049,621,210 and 1,049,621,210 issued and outstanding, at October 31, 2025 and July 31, 2025, respectively.	204,962	104,962
Additional paid-in capital	24,734,958	18,694,310
Accumulated deficit	(20,045,086)	(18,997,857)
Total Stockholders’ Equity (Deficit)	4,894,834	(198,585)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,6245,132	$305,120

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31,
	2025	2024

Revenue
Collectibles	$–	$39
Services	2,982	–
Sponsorships	–	–
Total Revenue	2,982	39

Cost of Revenue	–	–

Gross Profit	2,982	39

Operating Expenses
Software development	–	3,816
General and administrative expenses	1,049,979	17,898
Total Operating Expenses	1,049,979	21,714

Loss from Operations	(1,046,997)	(21,675)

Other Income (Expense)
Amortization of debt discount	–	(16,721)
Interest expense	(232)	(14,857)
Total Other Expense	(232)	(31,578)

NET LOSS	$(1,047,229)	(53,253)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	1,658,316,862	40,675,006

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended October 31, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Deficit ($)
Balance July 31, 2024	58,415	5	41,942,924	4,194	10,445,040	(10,912,283)	(463,044)

Net loss	–	–	–	–	–	(53,253)	(53,253)
Balance October 31, 2024	58,415	5	41,942,924	4,194	10,445,040	(10,965,536)	(516,297)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Deficit ($)
Balance July 31, 2025	–	–	1,049,621,210	104,962	18,694,310	(18,997,857)	(198,585)

Stock issued for cash – related party	–	–	1,000,000,000	100,000	5,900,000	-	6,000,000
Stock-based compensation	–	–	-	-	140,648	-	140,648
Net loss	–	–	–	–	–	(1,047,229)	(1,047,229)
Balance October 31, 2025	–	–	2,049,621,210	204,962	24,734,958	(20,045,086)	4,894,834

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended October 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(1,047,229)	$(53,253)
Amortization of debt discount	-	16,721
Recognition of stock-based compensation	140,648	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(22,639)	26,952
Accounts payable and accrued expenses - related parties	232	5,199
Deferred revenue – related party	198,000	–
Net Cash Used In Operating Activities	(730,988)	(4,381)

Cash Flows From Investing Activities:
Cash paid for intangible assets	(370,508)	-
Cash acquired in asset acquisition	(2,900,000)	–
Net Provided By Investing Activities	(3,270,508)	–

Cash Flows From Financing Activities:
Cash received from investment payable	50,000	–
Cash received for sale of common stock receivable – related party	5,759,985	–
Net Cash Provided by Financing Activities	5,809,985	–

Net Increase (decrease) in Cash	1,808,489	(4,381)

Cash at Beginning of Year	305,120	4,770

Cash at End of Year	$2,113,609	$389

Supplemental disclosure of cash flow information:
Cash paid for interest	-	–
Cash paid for income taxes	-	–

Supplemental disclosure of non-cash investing and financing activities:
Receivable on subscription agreement – related party	$240,015	$–

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025 and 2024

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended October 31, 2025, the Company had:

●	Net loss of $1,047,229; and
●	Net cash used in operations of $730,988

Additionally, at October 31, 2025, the Company had:

●	Accumulated deficit of $20,045,086; and
●	Working capital surplus of $4,524,326

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,113,609 at October 31, 2025. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory fees.

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

At October 31, 2025 and July 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At October 31, 2025 and July 31, 2025, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended October 31, 2025 and 2024, the Company expensed $340,499 and $7,285, respectively, in marketing and advertising costs.

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

The Company generates revenue from three main sources in its business, (1) collectibles, (2) sponsorship revenues and (3) IT services.

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

For the three months ended October 31 31, 2025 and 2024, the Company recognized $0 and $39 of collectibles revenues respectively.

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

The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included on the consolidated balance sheets as contract liabilities (deferred revenues). Contractually due, unpaid sponsorship revenue is included in accounts receivable on the consolidated balance sheets.

For the three months ended October 31, 2025 and 2024, the Company recognized $0 of sponsorship revenues.

IT Services

The Company generates revenue by providing IT services to customers. Revenue is recognized once the Company has performed the service and control is transferred to the customer.

At October 31, 2025 and 2024, the Company had contract liabilities of $0 and $0, respectively.

For the three months ended October 31, 2025 and 2024, the Company recognized $2,982 and $0 in service revenue, respectively.

Segment Reporting

Effective for the fiscal year ended July 31, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has determined the Company to have one operating segments.

The Company has one operating segment – Services. The Services segment is comprised of providing IT services to customers and had $0 of total assets at October 31, 2025 and July 31, 2025. Unallocated assets held at the corporate level totaled $5,624,132 and $305,120 at October 31, 2025 and July 31, 2025, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate
	Overhead	Services
Segment Revenue
Sales of collectibles	$-	$2,982
Total Segment Revenue	-	2,982

Cost of Revenue	-	-

Gross Profit	-	2,982

Operating Expenses
General and administrative	1,049,979	-
Segment Operating Expenses	1,049,979	-

Segment Profit (Loss)	$(1,049,979)	$2,982

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At October 31, 2025 and July 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

See Notes 4 and 5.

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

For the three months ended October 31, 2025 and 2024, the Company expensed $0 and $3,816, respectively, in software development costs.

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

There were no goodwill impairment losses recorded during the three months ended October 31, 2025 and 2024, respectively.

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

There were no impairments recorded during the three months ended October 31, 2025 and 2024, respectively.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Three Months Ended October 31, 2025

During the three months ended October 31, 2025, the Company capitalized $370,508 in development of certain media and technology platforms for delivery of the media for future use. The assets are expected to have a useful life of 3 years and will be amortized as such once the project is completed.

Three Months Ended October 31, 2024

There was no capitalization of or impairment losses of intangible assets recorded during the three months ended October 31, 2024.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three months ended October 31, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	October 31, 2025	October 31, 2024
Series A, convertible stock (1 to 1,000 into common stock)	-	58,415,000
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	206,763,875	1,425,000
Total common stock equivalents	209,106,414	62,182,539

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

NOTE 4 – OTHER RECEIVABLE – RELATED PARTY

The Company sold and issued 1,000,000 shares at $0.006/share for a total price of $6,000,000 to related party. The Company received $2,999,985 on the issuance date and issued a note in the amount of $3,000,000 at 6% interest. As of October 31, 2025, the Company received an additional $2,760,000 on the receivable and received the remaining $240,015 and accrued interest on the note in November 2025 satisfying the full $6,000,000 sale of stock. As the outstanding funds were received subsequent to October 31, 2025, the Company recorded an other receivable – related party for the $240,015 balance owed.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

The following represents a summary of the Company’s notes payable – related parties at October 31, 2025 and July 31, 2025:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Related Party	Collateral	October 31, 2025	July 31, 2025
May 2025	May 2026	3%	3%	Major Shareholder	Unsecured	$31,000	$31,000
						$31,000	$31,000

NOTE 6 – NOTE RECEIVABLE

On September 5, 2025, the Company, as Lender, entered into a Convertible Loan Agreement with Banji Step K.K., a Japanese company, providing financing in the principal amount of $2,900,000. The loan is guaranteed by Motoko Yorozu, the sole shareholder of the Borrower. The note accrues interest at rate of 6% per annum and has a maturity date of September 5, 2026.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has two (2) classes of stock at October 31, 2025 and July 31, 2025:

Class A Common Stock

-	10,000,000,000 shares authorized

-	2,049,621,210 and 1,049,621,210 issued and outstanding, respectively

-	Par value - $0.0001

-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	200,000 shares authorized

-	0 issued and outstanding

-	Par value - $0.0001

-	Conversion ratio – 1 share of Series A converts into 1,000 shares of common stock

-	Voting on an if converted basis of 1,000 votes per share

-	Eligible for dividends/distributions if declared by the Board of Directors

-	Liquidation preference - none

Equity Transactions for the Three Months ended October 31, 2025

Stock Issued for Cash

The Company sold and issued 1,000,000 shares at $0.006/share for a total price of $6,000,000 to related party. The Company received $2,999,985 on the issuance date and issued a note in the amount of $3,000,000 at 6% interest. As of October 31, 2025, the Company received an additional $2,760,000 on the receivable and received the remaining $240,015 and accrued interest on the note in November 2025 satisfying the full $6,000,000 sale of stock. As the outstanding funds were received subsequent to October 31, 2025, the Company recorded an other receivable – related party for the $240,015 balance owed.

NOTE 8 – INVESTMENT PAYABLE

In connection with the Crisp acquisition in fiscal year 2025, the company acquired an investment agreement whereby the investor agreed to lend the Company up to $750,000 to aid in funding the development of certain art and media content. The agreement states the investment is to be repaid from the earnings at a rate of 110% of the funds invested. The recoupment amount will be repaid with net revenues from the film production. Should the net revenues disbursements not reach the recoupment amount, investor shall be entitled acquire full and unencumbered title to the IP rights. As of July, 31, 2025, the Company received $350,000 from the investor under the agreement for which the Company has recorded an investment payable. During three months ended October 31, 2025, the Company received an additional $50,000 in funds for total investment payable of $400,000 at October 31, 2025.

NOTE 9 – STOCK OPTIONS

Stock option transactions for the three months ended October 31, 2025 and the year ended July 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$142,029	$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$142,029	$-
Granted	-	$-	-	-	$-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding - July 31, 2025	2,342,539	$0.49	6.98	$93,949	$-
Exercisable - July 31, 2025	2,342,539	$0.49	6.98	$93,949	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding – October 31, 2025	2,342,539	$0.49	6.73	$0	$-
Exercisable – October 31, 2025	2,342,539	$0.49	6.73	$0	$-
Unvested – October 31, 2025	-	$-	-	$-	$-

NOTE 10 - WARRANTS

On October 29, 2025, the company granted warrants equal to 10% of the fully diluted outstanding shares (205,338,875) to a services provider. The warrants vest monthly over an 18-month term, are exercisable for ten years and have strike price of $0.0079. The Company used the black-scholes model to value the warrants on the grant date given the stock price on the grant date of $0.13, a term of 18 months, discount rate of 3.53% and volatility of 249%. The total value of the warrants granted is $26,082,089 to be recognized over the vesting term of 18 months. The Company recognized $140,648 in stock-based compensation for the 3 months ended October 31, 2025.

Warrant activity for the three months ended October 31, 2025 and the year ended July 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Granted	-	$-	-	$-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2025	1,425,000	$1.00	2.66	$-
Exercisable - July 31, 2025	1,425,000	$1.00	2.66	$-
Granted	205,338,875	0.01	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding – October 31, 2025	206,763,875	$0.01	9.95	$18,908,938
Exercisable – October 31, 2025	1,425,000	$1.00	2.41	$-
Unvested – October 31, 2025	205,338,875	$0.01	10	$18,908,938-

NOTE 11 – DEFFERED REVENUE

The Company receive $198,000 from a related party to perform future services.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation unless noted below, the following material subsequent events have occurred that require disclose:

On November 14, 2025 the Company received $240,015 from a related party to satisfy other receivable - related party.

The Company issued warrants on 1/16/2026 to Holiday House Productions in connection with the advisory services agreement from 10/28/2025.

The Company disbursed a $1.4 million note receivable to Nexvers Co. Ltd. on November 14, 2025.

On November 14, 2025, Crisp Momentum Inc. (the “Company”) entered into three agreements with Banji Step K.K., a Japanese company (the “Seller”): (1) an Asset Purchase Agreement with respect to the Seller’s TaleOn Business (as defined below) (the “TaleOn APA”), (ii) an Asset Purchase Agreement with respect to the Seller’s TopReels Business (as defined below) (the “TopReels APA”), and (iii) a Share Purchase Agreement for the acquisition of shares of Carpenstream Inc (the “Carpenstream SPA”). The principal terms of each agreement are summarized below.

TaleOn APA

Pursuant to the terms of the TaleOn APA, the Company acquired from Seller all assets used in or relating to the TaleOn online short-form content distribution platform (the “TaleOn Business”). The TaleOn APA provides that the assets acquired include, among other things, intellectual property (including TaleOn trademarks and branding), technology, software, content libraries and audiovisual works (including rights to certain original shows and associated production materials), app store listings and developer materials. The consideration for the TaleOn APA consists of an aggregate purchase price of $750,000 to be satisfied, in whole or in part, by application of a setoff and credit against amounts outstanding under that certain Convertible Loan Agreement dated September 17, 2025 (the “Loan Agreement”), as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 19, 2025. Any remaining cash consideration, if applicable, is payable by wire transfer at closing.

TopReels APA

Pursuant to the terms of the TopReels APA, the Company acquired from Seller all assets used in or relating to the TopReels online short-form content distribution platform (the “TopReels Business”). The TopReels APA provides that the assets acquired include, among other things, intellectual property (including TopReels trademarks and branding), technology, software, content libraries and audiovisual works (including rights to certain original shows and associated production materials), app store listings and developer materials. The consideration for the TopReels APA consists of an aggregate purchase price of $1,750,000 to be satisfied, in whole or in part, by application of a setoff and credit against amounts outstanding under the Loan Agreement. Any remaining cash consideration, if applicable, is payable by wire transfer at closing.

Carpenstream SPA

Pursuant to the terms of the Carpenstream SPA, the Company acquired from Seller 30 shares of Carpenstream Inc., a California corporation, representing twenty-five percent (25%) of the issued and outstanding share capital of Carpenstream (the “Shares”). Upon closing, the Company will acquire the Shares free and clear of all encumbrances, together with related governance rights under a shareholders’ agreement for Carpenstream Inc., subject to joinder and required consents. The consideration for the Carpenstream SPA consists of an aggregate purchase price of $400,000 to be satisfied, in whole or in part, by application of a setoff and credit against amounts outstanding under the Loan Agreement. Any remaining cash consideration, if applicable, is payable by wire transfer at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of OpenLocker Holdings, Inc. and its subsidiaries (together, the “Company” or “OpenLocker”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2026, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues

During the three months ended October 31, 2025 and 2024, we generated revenues of $2,982 and $39, respectively. The increase in revenue was a result of the Company’s ability to execute a change of operation and new business plans.

Operating Expenses

Operating expenses for the three months ended October 31, 2025 and 2024 were $1,049,979 and $21,714, respectively. The increase in expenses was due to increased operations in accordance with a change in operations.

Loss from Operations

Loss from operations for the three months ended October 31, 2025 and 2024 was $1,046,997 and $21,675, respectively. The increase in loss from operations was due to increased operations in accordance with a change in operations.

Net Loss

Net loss for the three months ended October 31, 2025 and 2024 was $1,047,229 and $53,253, respectively. The increase in net loss was due to increased operations in accordance with a change in operations.

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

Liquidity and Capital Resources

As of October 31, 2025, we had $2,113,609 in cash, $0 in accounts receivable, and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024
Net Cash used in operating activities	$(730,988)	$(4,381)
Net cash provided used in investing activities	(3,270,508)	-
Net cash provided by financing activities	5,809,985	-
Net increase (decrease) in cash	1,808,489	(4,381)
Cash, beginning of year	305,120	4,770
Cash, end of year	$2,113,609	$389

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

At October 31, 2025 and July 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At October 31, 2025 and July 31, 2025, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the three months ended October 31, 2025 and 2024, the Company expensed $340,499 and $7,285, respectively, in marketing and advertising costs.

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

The Company previously generated revenue from three main sources in its business, (1) collectibles, and (2) sponsorship revenues.

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

For the three months ended October 31, 2025 and 2024, the Company recognized $0 of sponsorship revenues.

IT Services

The Company generates revenue by providing IT services to customers. Revenue is recognized once the Company has performed the service and control is transferred to the customer.

At October 31, 2025 and 2024, the Company had contract liabilities of $0 and $0, respectively.

For the three months ended October 31, 2025 and 2024, the Company recognized $2,982 and $0 in service revenue, respectively.

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

The Company has one operating segment – Services. The Services segment is comprised of providing IT services to customers and had $0 of total assets at October 31, 2025 and July 31, 2025. Unallocated assets held at the corporate level totaled $5,624,132 and $305,120 at October 31, 2025 and July 31, 2025, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate
	Overhead	Services
Segment Revenue
Sales of collectibles	$-	$2,982
Total Segment Revenue	-	2,982

Cost of Revenue	-	-

Gross Profit	-	2,982

Operating Expenses
General and administrative	1,049,979	-
Segment Operating Expenses	1,049,979	-

Segment Profit (Loss)	$(1,049,979)	$2,982

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At October 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the three months ended October 31, 2025 and 2024, the Company expensed $0 and $3,816, respectively, in software development costs.

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

There were no goodwill impairment losses recorded during the three months ended October 31, 2025 and 2024, respectively.

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

There were no impairments recorded during the three months ended October 31, 2025 and 2024, respectively.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Three Months Ended October 31, 2025

During the three months ended October 31, 2025, the Company capitalized $370,508 in development of certain media and technology platforms for delivery of the media for future use. The assets are expected to have a useful life of 3 years and will be amortized as such once the project is completed.

Three Months Ended October 31, 2024

There were no impairment losses recorded during the three months ended October 31, 2024.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three months ended October 31, 2025 and 2024, the Company had the following potentially dilutive equity securities:

	October 31, 2025	October 31, 2024
Series A, convertible stock (1 to 1,000 into common stock)	-	58,415,000
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $1/share)	206,763,875	1,425,000
Total common stock equivalents	209,106,414	62,182,539

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of October 31, 2025, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2025, the Company issued unregistered equity securities as follows:

The Company sold and issued 1,000,000 shares at $0.006/share for a total price of $6,000,000 to related party. The Company received $2,999,985 on the issuance date and issued a note in the amount of $3,000,000 at 6% interest. As of October 31, 2025, the Company received an additional $2,760,000 on the receivable and received the remaining $240,015 and accrued interest on the note in November 2025 satisfying the full $6,000,000 sale of stock. As the outstanding funds were received subsequent to October 31, 2025, the Company recorded an other receivable – related party for the $240,015 balance owed.

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

Crisp Momentum Inc.

Date: February 13, 2026	By:	/s/ Renger Van den Heuvel
Renger Van den Heuvel
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

