Form 10-Q/A
period 2025-10-31
Crisp Momentum Inc.
filed 2026-02-17
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended October 31, 2025 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2026, is solely to incorporate the hyperlink to the iXBRL data related to Form 10-Q as filed and to correct a typographical error on the Company’s unaudited statements, specifically the balance sheet, for the three months ended October 31, 2025.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on February 13, 2026, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crisp Momentum, Inc. and Subsidiaries

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	October 31, 2025 (Unaudited)	July 31, 2025
ASSETS
Current Assets
Cash	$2,113,609	$305,120
Note receivable	2,900,000	–
Other receivable – related party	240,015	–
Total Current Assets	5,253,624	305,120
Intangible assets	370,508
Total Assets	$5,624,132	$305,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$99,866	$122,505
Accounts payable and accrued expenses – related party	432	200
Investment payable	400,000	350,000
Deferred revenue – related party	198,000	–
Notes payable – related party	31,000	31,000
Total Current Liabilities	729,298	503,705

Total Liabilities	729,298	503,705

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, convertible preferred stock, $0.0001 par value, 200,000 shares authorized, no shares are issued and outstanding at October 31, 2025 and July 31, 2025.	–	–
Common Stock, $0.0001 par value; 10,000,000,000 shares authorized, 2,049,621,210 and 1,049,621,210 issued and outstanding, at October 31, 2025 and July 31, 2025, respectively.	204,962	104,962
Additional paid-in capital	24,734,958	18,694,310
Accumulated deficit	(20,045,086)	(18,997,857)
Total Stockholders’ Equity (Deficit)	4,894,834	(198,585)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,624,132	$305,120

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

Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically threeto five years).

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

Crisp Momentum Inc.

Date: February 17, 2026	By:	/s/ Renger Van den Heuvel
Renger Van den Heuvel
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

