Form 10-Q
period 2026-04-30
Crisp Momentum Inc.
filed 2026-06-15
CIK 924396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 15, 2026, there were 1,969,621,210 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crisp Momentum, Inc. and Subsidiaries

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	April 30, 2026 (Unaudited)	July 31, 2025
ASSETS
Current Assets
Cash	$100,538	$305,120
Notes receivable	1,235,507	–
Total Current Assets	1,336,045	305,120
Intangible assets	–	–
Total Assets	$1,336,045	$305,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$127,102	$122,505
Accounts payable and accrued expenses – related party	3,633	200
Investment payable	400,000	350,000
Notes payable – related party	751,939	31,000
Total Current Liabilities	1,282,674	503,705

Total Liabilities	1,282,674	503,705

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A, convertible preferred stock, $0.0001 par value, 200,000 shares authorized, no shares are issued and outstanding at April 30, 2026 and July 31, 2025.	–	–
Common Stock, $0.0001 par value; 10,000,000,000 shares authorized, 2,049,621,210 and 1,049,621,210 issued and outstanding, at April 30, 2026 and July 31, 2025, respectively.	204,962	104,962
Treasury Stock, 80,000,000 and 0 shares held at April 30, 2026 and July 31, 2025, respectively	(2,236,967)	-
Additional paid-in capital	32,681,411	18,694,310
Accumulated deficit	(30,596,035)	(18,997,857)
Total Stockholders’ Equity (Deficit)	53,371	(198,585)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,336,045	$305,120

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025

Revenues
Product Sales	$175	$–	$667	$126
Services	–	–	2,982	–
Sponsorships	–	–	–	–
Total revenues	175	–	3,649	126

Cost of goods sold	–	–	–	–

Gross profit	175	–	3,649	126

Operating expenses
Software development	–	313	–	4,917
General and administrative expenses	4,805,384	79,564	11,918,868	355,926
Total operating expenses	4,805,384	79,877	11,918,868	360,843

Loss from operations	(4,805,209)	(79,877)	(11,915,219)	(360,717)

Other income (expenses)
Amortization of debt discount	–	(3,333)	–	(27,137)
Loss on conversion of debt	–	(87,500)	–	(87,500)
Gain on settlement of debt	–	63,745	–	63,745
Other income	–	1,000	–	1,000
Other income – related party	198,000		198,000
Interest income	17,556	–	35,507	–
Interest income – related party	26,507	–	86,967	–
Interest expense	-	(11,729)	(3,433)	(42,234)
Total other income (expenses)	242,063	(37,817)	317,041	(92,126)

Net loss	$(4,563,146)	$(117,694)	$(11,598,178)	$(452,843)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	2,049,621,210	168,074,332	1,917,753,078	83,661,909

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended April 30, 2026 and 2025

	Series A Preferred Stock		Common Stock		Treasury Stock	Additional		Total
	Shares	Amount ($)	Shares	Amount ($)	Amount ($)	Paid-In Capital ($)	Accumulated Deficit ($)	Shareholders’ Deficit ($)
Balance July 31, 2024	58,415	5	41,942,924	4,194	–	10,445,040	(10,912,283)	(463,044)

Net loss	–	–	–	–	–	–	(53,253)	(53,253)
Balance October 31, 2024	58,415	5	41,942,924	4,194	–	10,445,040	(10,965,536)	(516,297)

Stock issues for services	–	–	1,500,000	150	–	224,850	–	225,000
Stock issued for cash – common stock	–	–	500,000	50	–	49,950	–	50,000
Net loss	–	–	–	–	–	–	(281,896)	(281,896)
Balance January 31, 2025	58,415	5	43,942,924	4,394	–	10,719,840	(11,247,432)	(523,193)

Stock issued for cash – common stock	–	–	426,501,851	42,650	–	357,350	–	400,000
Conversion of notes payable	–	–	500,000	50	–	37,450	–	37,500
Conversion of preferred stock to common stock	(58,415)	(5)	58,415,000	5,842	–	(5,837)	–	–
Gain on forgiveness of related	–	–	–	–	–	19,033	–	19,033
Loss on conversion of notes payable	–	–	–	–	–	87,500	–	87,500
Net loss	–	–	–	–	–	–	(117,694)	(117,694)
Balance April 30, 2025	–	–	529,359,775	52,936	–	11,215,336	(11,365,126)	(96,854)

	Series A Preferred Stock		Common Stock		Treasury Stock	Additional		Total
	Shares	Amount ($)	Shares	Amount ($)	Amount ($)	Paid-In Capital ($)	Accumulated Deficit ($)	Shareholders’ Deficit ($)
Balance July 31, 2025	–	–	1,049,621,210	104,962	–	18,694,310	(18,997,857)	(198,585)

Stock issued for cash – related party	–	–	1,000,000,000	100,000	–	5,900,000	-	6,000,000
Stock-based compensation	–	–	-	-	–	140,648	-	140,648
Net loss	–	–	–	–	–	–	(1,047,229)	(1,047,229)
Balance October 31, 2025	–	–	2,049,621,210	204,962	–	24,734,958	(20,045,086)	4,894,834

Related-party acquisition	–	–	–	–	–	(750,000)	–	(750,000)
Stock-based compensation	–	–	–	–	–	4,349,414	–	4,349,414
Net loss	–	–	–	–	–	–	(5,987,803)	(5,987,803)
Balance January 31, 2026	–	–	2,049,621,210	204,962	–	28,334,372	(26,032,889)	2,506,445

Treasury stock purchased	–	–	–	–	(2,236,967)	–	–	(2,236,967)
Stock-based compensation	–	–	–	–	–	4,347,039	–	4,347,039
Net loss	–	–	–	–	–	–	(4,563,146)	(4,563,146)
Balance April 30, 2026	–	–	2,049,621,210	204,962	(2,236,967)	32,681,411	(30,596,035)	53,371

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(11,598,178)	$(452,843)
Amortization of debt discount	–	27,137
Gain on forgiveness of debt	–	(63,745)
Loss on conversion of notes payable	–	87,500
Recognition of stock-based compensation	8,837,101	–
Stock issued for services	–	225,000
Impairment of intangibles	390,508	–
Changes in operating assets and liabilities:
Notes receivable	(35,507)	–
Other receivables – related party	(86,967)	–
Accounts payable and accrued expenses	4,597	9,722
Accounts payable and accrued expenses - related parties	3,433	10,175
Net Cash Used In Operating Activities	(2,485,013)	(157,054)

Cash Flows From Investing Activities:
Cash paid for intangible assets	(390,508)	–
Notes receivable	(1,400,000)	–
Issuance of other receivable – related party	(2,900,000)	–
Principal repayments of notes receivable	200,000	–
Net Used in Investing Activities	(4,490,508)	–

Cash Flows From Financing Activities:
Cash received from investment payable	50,000	–
Common stock issued for cash – related party	6,000,000	–
Proceeds from related party notes	720,939	–
Repayment of notes payable	-	(212,500)
Repayment of notes payable – related parties	-	(80,000)
Common stock issued for cash	–	450,000
Net Cash Provided by Financing Activities	6,770,939	157,500

Net Increase (decrease) in Cash	(204,582)	446

Cash at Beginning of Year	305,120	4,770

Cash at End of Period	$100,538	$5,216

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$37,500
Conversion of preferred to common stock	$–	$5,842
Forgiveness of debt – related party	$–	$19,033
Other receivable - related party, settled with return of treasury shares	$2,236,967	$–
Assets acquired from settlement of note receivable – related party	$750,000	$–

See accompanying notes to consolidated financial statements

CRISP MOMENTUM, INC.

(FORMERLY OPENLOCKER HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 and 2025

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

As reflected in the accompanying consolidated financial statements, for the nine months ended April 30, 2026, the Company had:

●	Net loss of $11,598,178; and
●	Net cash used in operations of $2,485,013

Additionally, at April 30, 2026, the Company had:

●	Accumulated deficit of $30,596,035; and
●	Working capital surplus of $53,371

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $100,538 at April 30, 2026. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory fees.

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

At April 30, 2026 and July 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2026 and July 31, 2025, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the nine months ended April 30, 2026 and 2025, the Company expensed $478,446 and $821, respectively, in marketing and advertising costs.

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

For the nine months ended April 30, 2026 and 2025, the Company recognized $0 and $126 of product/collectibles revenues respectively.

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

For the nine months ended April 30, 2026 and 2025, the Company recognized $0 of sponsorship revenues.

IT Services

The Company generates revenue by providing IT services to customers. Revenue is recognized once the Company has performed the service and control is transferred to the customer.

At April 30, 2026 and 2025, the Company had contract liabilities of $0 and $0, respectively.

For the nine months ended April 30, 2026 and 2025, the Company recognized $2,982 and $0 in service revenue, respectively.

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

The Company has two operating segment – Services. The Services segment is comprised of providing IT services and the sale of products/collectibles to customers and had $0 of total assets at April 30, 2026 and July 31, 2025, respectively. Unallocated assets held at the corporate level totaled $1,336,045 and $305,120 at April 30, 2026 and July 31, 2025, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate		Products/
	Overhead	Services	Collectibles
Segment Revenue
Services	$-	$2,982	$-
Products/collectibles	-	-	667
Total Segment Revenue	-	2,982	667

Cost of Revenue	-	-	-

Gross Profit	-	2,982	667

Operating Expenses
Stock-based compensation	8,837,101	-	-
General and administrative	3,081,792	-	-
Segment Operating Expenses	11,918,868

Segment Profit (Loss)	$(11,918,868)	$2,982	$667

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At April 30, 2026 and July 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the nine months ended April 30, 2026 and 2025, the Company expensed $0 and $4,917, respectively, in software development costs.

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

There were no goodwill impairment losses recorded during the nine months ended April 30, 2026 and 2025, respectively.

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

There were no impairments recorded during the nine months ended April 30, 2026 and 2025.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Nine Months Ended April 30, 2026

During the nine months ended April 30, 2026, the Company capitalized $390,508 in development of certain media and technology platforms for delivery of the media for future use. Also during the nine months ended April 30, 2026, the Company acquired an application in lieu of the continued development of the platforms and therefore, the $390,508 was fully impaired as of April 30, 2026.

Nine Months Ended April 30, 2025

There was no capitalization of or impairment losses of intangible assets recorded during the nine months ended April 30, 2025.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the nine months ended April 30, 2026 and 2025, the Company had the following potentially dilutive equity securities:

	April 30, 2026	April 30, 2025
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $0.0079 to $1/share)	206,763,875	1,425,000
Total common stock equivalents	209,106,414	3,767,539

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

NOTE 4 – OTHER RECEIVABLE – RELATED PARTY

The Company sold and issued 1,000,000,000 shares at $0.006/share for a total price of $6,000,000 to related party. The Company received $2,999,985 on the issuance date and issued a note in the amount of $3,000,000 at 6% interest. As of October 31, 2025, the Company received an additional $2,760,000 on the receivable and received the remaining $240,015 and accrued interest on the note in November 2025 satisfying the full $6,000,000 sale of stock.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

The following represents a summary of the Company’s notes payable – related parties at April 30, 2026 and July 31, 2025:

Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Related Party	Collateral	April 30, 2026	July 31, 2025
May 2025	May 2026	3%	3%	Major Shareholder	Unsecured	$529,970	$31,000
March 2026	March 2027	3.5%	3.5%	Major Shareholder	Unsecured	$221,969	-
						$751,939	$31,000

NOTE 6 – NOTE RECEIVABLE – RELATED PARTY

On September 5, 2025, the Company, as Lender, entered into a Convertible Loan Agreement with Banji Step K.K., a Japanese company, providing financing in the principal amount of $2,900,000. The loan is guaranteed by Motoko Yorozu, the sole shareholder of the Borrower. The note accrues interest at rate of 6% per annum and has a maturity date of September 5, 2026. On November 14, 2025, the Company acquired the TaleOn Application from Banji Step in settlement of $750,000 worth of the note receivable balance. As of April 30, 2026, the principal amount owed was $2,150,000. During the nine months ended April 30, 2026, the Company recognized $86,967 in interest income from a related party in relation to the note receivable.

On April 14, 2026, the Company and Banji Step KK. entered into a settlement agreement whereby Banji Step agreed to return 80,000,000 shares of the Company’s common stock as settlement of the remaining receivable balance including accrued interest receivable. As such, the Company has recorded the full amount owed as of April 14, 2026, $2,236,967, as a reduction of equity for the 80,000,000 shares held in treasury as of April 30, 2026.

NOTE 7 – NOTE RECEIVABLE

On November 14, 2025, the Company, as Lender, entered into a Loan Agreement with Nexvers Co., Ltd., a South Korean company, agreeing to lend the borrower up to $3,000,000 in financing. On the effective date, the Company advanced Nexvers $1,400,000. The remaining funds can be advanced in increments of no less than $100,000 by providing a written request. The loan agreement bears interest on the principal borrowed at 6% per annum and matures on November 14, 2028. In March of 2026, the Company received $200,000 from Nexvers in payments against the note balance. As of April 30, 2026, the principal amount owed to the Company was $1,200,000. During the nine months ended April 30, 2026, the Company has record interest income of $35,507 in relation to the note.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has two (2) classes of stock at April 30, 2026 and July 31, 2025:

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

Equity Transactions for the Nine Months ended April 30, 2026

Stock Issued for Cash

The Company sold and issued 1,000,000,000 shares at $0.006/share for a total price of $6,000,000 to related party.

TaleOn Acquisition – Related Party

On November 14, 2025, the Company acquired the TaleOn Application and related assets. Given the related-party nature of the transaction, the Company has recorded all of the cash paid for the transaction ($750,000) against additional paid in capital. See Note 13.

Treasury Stock

On April 14, 2026, a related party returned 80,000,000 shares of the Company’s common stock to settle a receivable balance totaling $2,236,967. See note 6.

NOTE 9 – INVESTMENT PAYABLE

In connection with the Crisp acquisition in fiscal year 2025, the company acquired an investment agreement whereby the investor agreed to lend the Company up to $750,000 to aid in funding the development of certain art and media content. The agreement states the investment is to be repaid from the earnings at a rate of 110% of the funds invested. The recoupment amount will be repaid with net revenues from the film production. Should the net revenues disbursements not reach the recoupment amount, investor shall be entitled acquire full and unencumbered title to the IP rights. As of July, 31, 2025, the Company received $350,000 from the investor under the agreement for which the Company has recorded an investment payable. During nine months ended April 30, 2026, the Company received an additional $50,000 in funds for total investment payable of $400,000 at April 30, 2026.

NOTE 10 – STOCK OPTIONS

Stock option transactions for the nine months ended April 30, 2026 and the year ended July 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - July 31, 2024	2,342,539	$0.49	7.98	$142,029		$-
Exercisable - July 31, 2024	2,342,539	$0.49	7.98	$142,029		$-
Granted	-	$-	-	-		$-
Exercised	-	-	-	-		-
Cancelled/Forfeited	-	-	-	-		-
Outstanding - July 31, 2025	2,342,539	$0.49	6.98	$93,949		$-
Exercisable - July 31, 2025	2,342,539	$0.49	6.98	$93,949		$-
Granted	-	-	-	-		-
Exercised	-	-	-	-		-
Cancelled/Forfeited	-	-	-	-		-
Outstanding – October 31, 2025	2,342,539	$0.49	6.73	$-		$-
Exercisable – October 31, 2025	2,342,539	$0.49	6.73	$-		$-
Unvested – October 31, 2025	-	$-	-	$-		$-
Granted
Exercised
Cancelled/Forfeited	-	-	-	$-		$-
Outstanding – January 31, 2026	2,342,539	$0.49	6.47	$-	$
Exercisable – January 31, 2026	2,342,539	$0.49	6.47	$-	$
Unvested – January 31, 2026	-	$-	-	$-		$-
Granted
Exercised
Cancelled/Forfeited	-	-	-	$-		$-
Outstanding – April 30, 2026	2,342,539	$0.49	6.23	$-	$
Exercisable – April 30, 2026	2,342,539	$0.49	6.23	$-	$
Unvested – April 30, 2026	-	$-	-	$-		$-

NOTE 11 - WARRANTS

On October 29, 2025, the company granted warrants equal to 10% of the fully diluted outstanding shares (205,338,875) to a services provider. The warrants vest monthly over an 18-month term, are exercisable for ten years and have strike price of $0.0079. The Company used the black-scholes model to value the warrants on the grant date given the stock price on the grant date of $0.13, a term of 18 months, discount rate of 3.53% and volatility of 249%. The total value of the warrants granted is $26,082,089 to be recognized over the vesting term of 18 months. The Company recognized $8,837,101 in stock-based compensation for the nine months ended April 30, 2026.

Warrant activity for the nine months ended April 30, 2026 and the year ended July 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2024	1,425,000	$1.00	3.66	$-
Exercisable - July 31, 2024	1,425,000	$1.00	3.66	$-
Granted	-	$-	-	$-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding - July 31, 2025	1,425,000	$1.00	2.66	$-
Exercisable - July 31, 2025	1,425,000	$1.00	2.66	$-
Granted	205,338,875	0.01	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding – October 31, 2025	206,763,875	$0.01	9.95	$18,908,938
Exercisable – October 31, 2025	1,425,000	$1.00	2.41	$-
Unvested – October 31, 2025	205,338,875	$0.01	10	$18,908,938
Granted
Exercised
Cancelled/Forfeited	-	-	-	-
Outstanding – January 31, 2026	206,763,875	$0.01	9.70	27,122,493
Exercisable – January 31, 2026	1,425,000	$1.00	2.16	-
Unvested – January 31, 2026	205,338,875	$0.01	9.75	27,122,493
Granted
Exercised
Cancelled/Forfeited	-	-	-	-
Outstanding – April 30, 2026	206,763,875	$0.01	9.45	27,122,493
Exercisable – April 30, 2026	1,425,000	$1.00	1.91	-
Unvested – April 30, 2026	205,338,875	$0.01	9.50	27,122,493

NOTE 12 – TALEON ACQUISITION – RELATED PARTY

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

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation unless noted below, the following material subsequent events have occurred that require disclose:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Crisp Momentum, Inc.. and its subsidiaries (together, the “Company” or “Crisp Momentum”) should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our Annual Report on Form 10-K for the year ended July 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2026, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Crisp Momentum is a U.S.–based global media and technology company focused on the creation, acquisition, and monetization of short-form scripted video content known as Duanju or “microdramas.” Crisp develops and distributes professionally produced, high-quality short-form series through the Crisp platform as well as through third-party digital distribution partners worldwide.

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

RESULTS OF OPERATIONS

Nine Months Ended April 30, 2026 and 2025

Revenues

During the nine months ended April 30, 2026 and 2025, we generated revenues of $3,649 and $126, respectively. The increase in revenue was a result of the Company’s ability to execute a change of operation and new business plans.

Operating Expenses

Operating expenses for the nine months ended April 30, 2026 and 2025, were $11,918,868 and $360,843, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

Loss from Operations

Loss from operations for the nine months ended April 30, 2026 and 2025, was $11,915,219 and $360,717, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

Other Expenses

Other income and expenses for the nine months ended April 30, 2026 and 2025, netted income of $317,041 and expense of $92,126, respectively. The increase in other income and expenses was due primarily to the interest income on notes receivable and one-time service agreement with a related party that is out of our normal course of business operations.

Net Loss

Net loss for the nine months ended April 30, 2026 and 2025, was $11,598,178 and $452,843, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

Three Months Ended April 30, 2026 and 2025

Revenues

During the three months ended April 30, 2026 and 2025, we generated revenues of $175 and $0, respectively. The increase in revenue was a result of the Company’s ability to execute a change of operation and new business plans.

Operating Expenses

Operating expenses for the three months ended April 30, 2026 and 2025, were $4,805,384 and $79,877, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

Loss from Operations

Loss from operations for the three months ended April 30, 2026 and 2025, was $4,805,209 and $79,877, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

Other Expenses

Other income and expenses for the three months ended April 30, 2026 and 2025, netted income of $242,063 and expense of $37,817, respectively. The increase in other income and expenses was due primarily to the interest income on notes receivable and one-time service agreement with a related party that is out of our normal course of business operations.

Net Loss

Net loss for the three months ended April 30, 2026 and 2025, was $4,563,146 and $117,694, respectively. The increase in expenses was due primarily to the stock-based compensation expense in relation to the warrants issued as well as increased operations in accordance with a change in operations.

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

Liquidity and Capital Resources

As of April 30, 2026, we had $100,538 in cash, $0 in accounts receivable, and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2026 and 2025:

	Nine Months Ended April 30,
	2026	2025
Net Cash used in operating activities	$(2,485,013)	$(157,054)
Net cash provided (used in) investing activities	(4,490,508)	-
Net cash provided by financing activities	6,770,939	157,500
Net increase (decrease) in cash	(204,582)	446
Cash, beginning of year	305,120	4,770
Cash, end of year	$100,538	$5,216

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

At April 30, 2026 and July 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At April 30, 2026 and July 31, 2025, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

For the nine months ended April 30, 2026 and 2025, the Company expensed $478,446 and $821, respectively, in marketing and advertising costs.

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

For the nine months ended April 30, 2026 and 2025, the Company recognized $0 and $126 of product/collectibles revenues respectively.

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

For the nine months ended April 30, 2026 and 2025, the Company recognized $0 of sponsorship revenues.

IT Services

The Company generates revenue by providing IT services to customers. Revenue is recognized once the Company has performed the service and control is transferred to the customer.

At April 30, 2026 and 2025, the Company had contract liabilities of $0 and $0, respectively.

For the nine months ended April 30, 2026 and 2025, the Company recognized $2,982 and $0 in service revenue, respectively.

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

The Company has two operating segment – Services. The Services segment is comprised of providing IT services and the sale of products/collectibles to customers and had $0 of total assets at April 30, 2026 and July 31, 2025, respectively. Unallocated assets held at the corporate level totaled $1,336,045 and $305,120 at April 30, 2026 and July 31, 2025, respectively.

The Company chooses to disclose the following in its segment reporting requirements:

	Unallocated
	Corporate		Products/
	Overhead	Services	Collectibles
Segment Revenue
Services	$-	$2,982	$-
Products/collectibles	-	-	667
Total Segment Revenue	-	2,982	667

Cost of Revenue	-	-	-

Gross Profit	-	2,982	667

Operating Expenses
Stock-based compensation	8,837,101	-	-
General and administrative	3,081,792	-	-
Segment Operating Expenses	11,918,868

Segment Profit (Loss)	$(11,918,868)	$2,982	$667

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable and notes payable – related parties are carried at historical cost. At April 30, 2026 and July 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

For the nine months ended April 30, 2026 and 2025, the Company expensed $0 and $4,917, respectively, in software development costs.

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

There were no goodwill impairment losses recorded during the nine months ended April 30, 2026 and 2025, respectively.

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

There were no impairments recorded during the nine months ended April 30, 2026 and 2025.

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are reviewed for impairment annually. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Nine Months Ended April 30, 2026

During the nine months ended April 30, 2026, the Company capitalized $390,508 in development of certain media and technology platforms for delivery of the media for future use. Also during the nine months ended April 30, 2026, the Company acquired an application in lieu of the continued development of the platforms and therefore, the $390,508 was fully impaired as of April 30, 2026.

Nine Months Ended April 30, 2025

There was no capitalization of or impairment losses of intangible assets recorded during the nine months ended April 30, 2025.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the nine months ended April 30, 2026 and 2025, the Company had the following potentially dilutive equity securities:

	April 30, 2026	April 30, 2025
Stock options (exercise prices $0.12 to $0.70 per share)	2,342,539	2,342,539
Warrants (exercise price $0.0079 to $1/share)	206,763,875	1,425,000
Total common stock equivalents	209,106,414	3,767,539

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

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2026. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of April 30, 2026, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the nine months ended April 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended April 30, 2026, the Company issued unregistered equity securities as follows:

The Company sold and issued 1,000,000,000 shares at $0.006/share for a total price of $6,000,000 to related party. The Company received $2,999,985 on the issuance date and issued a note in the amount of $3,000,000 at 6% interest. As of October 31, 2025, the Company received an additional $2,760,000 on the receivable and received the remaining $240,015 and accrued interest on the note in November 2025 satisfying the full $6,000,000 sale of stock.

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

(c) During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Crisp Momentum Inc.

Date: June 15, 2026	By:	/s/ Renger Van den Heuvel
Renger Van den Heuvel
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

